Form 10QSB
period 1998-06-30
LIL MARC INC
filed 1998-08-14
CIK 1062128

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-24431

                          LIL MARC, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          84-1417774
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

          149 East 900 South, Salt Lake City, Utah 84111
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 322-0253

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                        Outstanding as of March 31, 1998

Common Stock, $.01 par value                           1,681,666

                        TABLE OF CONTENTS

Heading                                                            Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .   1

          Consolidated Balance Sheets -- June 30, 1998
            and June 30, 1997. . . . . . . . . . . . . . . . . . .   2

          Consolidated Statements of Operations -- three and
            six months ended June 30, 1998 and 1997. . . . . . . .    3

          Consolidated Statements of Stockholders' Equity             4

          Consolidated Statements of Cash Flows -- six
            months ended June 30, 1998 and 1997. . . . . . . . . .    5

          Notes to Consolidated Financial Statements . . . . . . .    7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .    8

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .   10

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .   11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   11

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .   12

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1998, have been prepared by the Company.















                          LIL MARC, INC.


                       FINANCIAL STATEMENTS

               June 30, 1998 and December 31, 1997

                         LIL MARC, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                June 30,        December 31,
                                                  1998              1997
                                               (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                    $    23,994        $   20,762
 Inventory (Note 2)                                  -                 -

  Total Current Assets                             23,994            20,762

OTHER ASSETS

 Patent (Note 2)                                   21,487            24,352
 Organization cost                                    114               129

  Total Other Assets                               21,601            24,481

  TOTAL ASSETS                                $    45,595         $  45,243


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                             $     1,313         $   1,337

  Total Current Liabilities                         1,313             1,337

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

 Common stock; 5,000,000 shares authorized
  of $0.01 par value, 1,681,666 and 1,606,666
  shares issued and outstanding, respectively      16,816            16,066
Additional paid-in capital                         43,841            37,091
 Deficit accumulated during the development state (16,375)           (9,251)

  Total Stockholders' Equity                       44,282            43,906

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   45,595        $   45,243

                         LIL MARC, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)


                                                                         From
                                                                    Inception on
                                  For the             For the         April 22,
                             Six Months Ended    Three Months Ended 1997 Through
                                 June 30,             June 30,        June 30,
                             1998        1997     1998        1997      1998

SALES                       $   -       $   -    $   -       $   -     $   -

COST OF SALES                   -           -        -           -         -

GROSS MARGIN                    -           -        -           -         -

OPERATING EXPENSES

  General and administrative   4,349       1,008    2,103       1,008     8,381
  Amortization                 2,775       1,079    1,440       1,079     7,094

   Total Operating Expenses    7,124       2,087    3,543       2,087    15,475

   Loss from Operations       (7,124)     (2,087)  (3,543)     (2,087)  (15,475)

OTHER INCOME (EXPENSE)

  Interest expense              -           (300)    -           (300)     (900)

   Total Other Income (Expense) -           (300)    -           (300)     (900)

NET LOSS                    $ (7,124)   $ (2,387) $(3,543)    $(2,387) $(16,375)

LOSS PER SHARE              $  (0.00)   $  (0.00) $ (0.00)    $ (0.00)

                             LIL MARC, INC.
                    (A Development Stage Company)
                   Statements of Stockholders' Equity
                                                                      Deficit
                                                                    Accumulated
                                                     Additional     During the
                                     Common Stock      Paid-in      Development
                                   Shares    Amount    Capital         Stage

Balance at inception                  -     $  -      $    -        $    -

Common stock issued for
 cash at $0.00 per share           666,666    6,666      (1,666)         -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                             400,000    4,000      (1,000)         -

Issuance of 540,000 shares of
 common stock at $0.10 per share   540,000    5,400      48,600          -

Stock offering costs                  -        -         (8,843)         -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                    -        -           -           (9,251)

Balance, December 31, 1997       1,606,666   16,066      37,091        (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                              75,000      750       6,750          -

Net loss for the six months
 ended June 30, 1998 (unaudited)      -        -           -           (7,124)

Balance, June 30, 1998
 (unaudited)                     1,681,666 $ 16,816    $ 43,841     $ (16,375)

                            LIL MARC, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)

                                                                        From
                                                                   Inception on
                                   For the           For the         April 22,
                              Six Months Ended Three Months Ended  1997 Through
                                  June 30,           June 30,        June 30,
                              1998        1997   1998       1997       1998

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                   $(7,124)  $(2,387) $(3,543)  $(2,387)  $(16,375)
  Adjustments to reconcile
   net income (loss) to
   net cash:
     Amortization              2,775     1,079    1,440     1,079      7,094
  Changes in assets and
   liabilities:
     (Increase) decrease in
      inventory                 -         -        -         -          -
     Increase (decrease) in
      accounts payable            81      -      (1,313)     -         1,418
     Increase in organization
      cost                      -         (150)    -         (150)      (150)

       Net Cash Provided by
       Operating Activities   (4,268)   (1,458)  (3,416)   (1,458)    (8,013)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of patent rights     -         -        -         -       (28,650)

       Net Cash Used by
       Investing Activities     -         -        -         -       (28,650)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Stock offering costs          -         -        -         -        (5,843)
  Common stock issued
  for cash                     7,500    8,000     7,500     8,000     66,500

      Net Cash Provided by
      Financing Activities     7,500    8,000     7,500     8,000     60,657

NET INCREASE (DECREASE)
  IN CASH                      3,232    6,542     4,084     6,542     23,994

CASH AT BEGINNING OF PERIOD   20,762     -       19,910      -          -

CASH AT END OF PERIOD       $ 23,994  $ 6,542  $ 23,994   $ 6,542   $ 23,994

                            LIL MARC, INC.
                    (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                             (Unaudited)


                                                                        From
                                                                   Inception on
                                 For the             For the         April 22,
                             Six Months Ended  Three Months Ended  1997 Through
                                June 30,            June 30,         June 30,
                             1998        1997   1998        1997       1998

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                   $   -      $  -    $  -        $  -     $   -
  Income taxes               $   -      $  -    $  -        $  -     $   -

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred
   interest acquired for
   common stock and assumption
   of note payable           $   -      $  -    $  -        $ 30,000 $ 30,000

                        LIL MARC, INC.
         Notes to the Consolidated Financial Statements
              June 30, 1998 and December 31, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be rad in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

     The Company began operations in 1997 by negotiating for and subsequently acquiring the U.S. patent rights to the LiL Marc Training Urinal, the trade name "LiL Marc" and the right to manufacture the product. Although the Company has not realized revenues as of the date hereof, management anticipates sales to begin in the third or fourth quarter of 1998.

     The Company's current capital was provided by the sale of its Common Stock in 1997 and in 1998. Management believes that the Company's cash requirements can be satisfied with existing capital until approximately the fourth quarter of 1998. It is anticipated that this capital will be used to finalize development of the LiL Marc including packaging design and preliminary marketing activities. Management anticipates that the Company will likely require further capital of approximately $200,000 within the next six to twelve months in order to properly facilitate production and distribution channels. This additional capital is expected to come from sales of the LiL Marc, however, if initial marketing is delayed or revenues are not adequate to satisfy its capital needs, the Company will have to explore other alternatives for funding.

     In the event outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placement of its securities and/or a public offering. If the Company experiences a substantial delay in marketing the LiL Marc and is unable to secure financing from the sale of its securities or from private lenders, the continuation of the Company as a going concern would be seriously jeopardized.

     The Company has completed most of the development of the LiL Marc and is now concentrating on packaging and marketing. Management does not intend to consider new products until such time as revenues are realized from the sale of the LiL Marc and the Company has sufficient capital to commence such a venture.
However, the Company is exploring the possibility of producing the LiL Marc in various colors in addition to the current porcelain white and adding plastic chrome attachments to highlight appearance. The Company is also considering the addition of complementary accessories such as (a) LiL Marc floor mat for the user to stand on, (b) LiL Marc "sticky tabs" as goal rewards for the user, and (c) LIL Marc dye tablets that change color as the urinal is used. Management believes that the above innovations could be implemented with minimal capital expenditures and with little or no research and development. None of these variations have been incorporated into the product as of the date hereof. Presently the Company is concentrating on the packaging of the LiL Marc, which will be in a shrink-wrap design.

     The Company does not anticipate making any significant capital expenditures on plant facilities or equipment. The LiL Marc and stand will be manufactured by sub-contractors and packaged by an independent packaging company. There are no current plans for the Company to become engaged in the manufacturing and packaging of any of its products.

     The Company currently has an inventory of approximately 3,000 LiL Marc units that were acquired from the inventor. As the Company begins to realize sales, it intends to commence production of approximately 5,000 additional units. The Company intends to market the LiL Marc direct to retailers, focusing on specialty baby store chains, some of which also have mail order programs. Advertising, other than package layout, will be minimal initially, and will increase as additional funds become available.

     Management does not anticipate hiring additional employees until warranted by sales of the LiL Marc and is dependent on the Company having sufficient capital. The Company's two directors will perform most of the duties associated with final development of the LiL Marc and preliminary marketing. If adequate sales are realized, the Company will consider additional employees, primarily one or two persons with expertise in production/shipping and marketing, and possibly an administrative assistant.

Results of Operations the First Six Months of 1998

     The Company has not yet commenced marketing of the LiL Marc, rather it is finalizing the packaging and marketing plans for the product. The Company has not realized any revenues since inception. For the second quarter and first six months of 1998, the Company had total operating expenses of $2,103 and $4,349, respectively, primarily for general and administrative expenses. These amounts represent increases of 70% and 241% for the second quarter and first six months of 1998, respectively, when compared with the 1997 periods, due to the Company's initial start-up operations in 1997 and continuing development of its product in 1998. Management expects expenses to increase significantly once the Company begins marketing its product.

Net Operating Loss

     The Company has accumulated approximately $13,400 of net operating loss carryforwards as of April 30, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 or the four month period ended April 30, 1998 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                             PART II

Item 1.   Legal Proceedings

     There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.   Changes In Securities

     On April 30, 1998, the Company sold 75,000 shares of common stock to one person at the cash price of $.10 per share, for gross proceeds of $7,500. The proceeds were used for general operating expenses of the Company. This sale of securities was made pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Act") provided by Sections 4(2) and 4(6) of the Act. Certificates representing these shares must bear appropriate restrictive legends preventing their transfer except in accordance with the Act and the regulations promulgated thereunder.

Item 3.   Defaults Upon Senior Securities

     This Item is not applicable to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     This Item is not applicable to the Company.

Item 5.   Other Information

     This Item is not applicable to the Company.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three month period ended June 30, 1998.

                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIL MARC, INC.



Date: August 14, 1998              By:  /S/  George I. Norman, III
                                       GEORGE I. NORMAN III
                                         C.E.O., C.F.O., President
                                         and Director



Date: August 14, 1998              By  /S/ Laurie J. Norman
                                      LAURIE J. NORMAN
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)