Form 10QSB
period 1998-09-30
LIL MARC INC
filed 1998-11-13
CIK 1062128

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1998

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                      Outstanding as of September 30, 1998

Common Stock, $.01 par value                           1,681,666

                        TABLE OF CONTENTS

Heading                                                               Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .      1

          Consolidated Balance Sheets -- September 30, 1998
            and December 31, 1997. . . . . . . . . . . . . . . . .      2

          Consolidated Statements of Operations -- three and
            nine months ended September 30, 1998 and 1997               3

          Consolidated Statements of Stockholders' Equity               4

          Consolidated Statements of Cash Flows -- three and
            nine months ended September 30, 1998 and 1997               5

          Notes to Consolidated Financial Statements . . . . . . .      7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .      8

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .     10

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .     11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .     11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .     11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .     11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .     11

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .     12

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1998, have been prepared by the Company.















                          LIL MARC, INC.


                       FINANCIAL STATEMENTS

             September 30, 1998 and December 31, 1997

                         LIL MARC, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         September 30,          December 31,
                                             1998                   1997
                                          (Unaudited)

CURRENT ASSETS

 Cash and cash equivalents               $   13,948             $   20,762
 Inventory (Note 2)                            -                      -

  Total Current Assets                       13,948                 20,762

OTHER ASSETS

 Patent (Note 2)                             20,055                 24,352
 Organization cost                              106                    129

  Total Other Assets                         20,161                 24,481
!
  TOTAL ASSETS                           $   34,109             $   45,243


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                        $     -                $    1,337

  Total Current Liabilities                    -                     1,337

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

 Common stock; 5,000,000 shares authorized
  of $0.01 par value, 1,681,666 and
  1,606,666 shares issued and outstanding,
  respectively                               16,816                 16,066
 Additional paid-in capital                  43,841                 37,091
 Deficit accumulated during the
  development state                         (26,548)                (9,251)

  Total Stockholders' Equity                 34,109                 43,906

  TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                               $   34,109              $  45,243

                         LIL MARC, INC.
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)
                                                                       From
                                                                    Inception on
                                    For the           For the        April 22,
                             Nine Months Ended Three Months Ended  1997 Through
                                September 30,       September 30,  September 30,
                               1998      1997      1998      1997      1998

SALES                        $   -     $   -     $   -     $   -     $   -

COST OF SALES                    -         -         -         -          -

GROSS MARGIN                     -         -         -         -          -

OPERATING EXPENSES

  General and administrative  13,082      3,672     8,733     2,664     17,114
  Amortization                 4,215      2,879     1,440     1,800      8,534

   Total Operating Expenses   17,297      6,551    10,173     4,464     25,648

   Loss from Operations      (17,297)    (6,551)  (10,173)   (4,464)   (25,648)

OTHER INCOME (EXPENSE)

  Interest expense              -          (900)     -         (600)      (900)
   Total Other Income (Expense) -          (900)     -         (600)      (900)

NET LOSS                    $(17,297)   $(7,451) $(10,173)  $(5,064)  $(26,548)

LOSS PER SHARE              $  (0.01)   $ (0.00) $  (0.01)  $ (0.00)

                             LIL MARC, INC.
                    (A Development Stage Company)
                   Statements of Stockholders' Equity


                                                                   Deficit
                                                                 Accumulated
                                                      Additional During the
                                    Common Stock        Paid-in  Development
                                 Shares     Amount      Capital     Stage

Balance at inception                -        $   -      $    -     $    -

Common stock issued for
 cash at $0.00 per share         666,666        6,666      (1,666)      -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                           400,000        4,000      (1,000)      -

Issuance of 540,000 shares of
 common stock at $0.10 per share 540,000        5,400      48,600       -

Stock offering costs                -            -         (8,843)      -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                  -            -           -        (9,251)

Balance, December 31, 1997     1,606,666       16,066      37,091     (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share (unaudited)                75,000          750       6,750       -

Net loss for the nine months
 ended September 30, 1998
 (unaudited)                        -            -           -       (17,297)

Balance, September 30, 1998
 (unaudited)                   1,681,666     $ 16,816   $  43,841  $ (26,548)

                            LIL MARC, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)


                                                                       From
                                                                   Inception on
                                   For the              For the      April 22,
                              Nine Months Ended  Three Months Ended 1997 Through
                                 September 30,       September 30, September 30,
                                1998      1997      1998       1997     1998

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                   $(17,297) $ (7,451)  $(10,173)  $ (5,064) $(26,548)
  Adjustments to reconcile
   net income
   (loss) to net cash:
    Amortization                4,215     2,879      1,440      1,800     8,534
  Changes in assets and
   liabilities:
   (Increase) decrease
     in inventory                -         -          -          -         -
   Increase (decrease) in
     accounts payable          (1,232)     -        (1,313)      -          105
   Increase in organization
     cost                        -       (1,813)      -        (3,121)     (150)

   Net Cash Provided by
   Operating Activities       (14,314)   (6,385)   (10,046)    (6,385)  (18,059)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of patent rights      -         -          -          -      (28,650)

  Net Cash Used by
  Investing Activities           -         -          -          -      (28,650)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Stock offering costs           -         -          -          -       (5,843)
  Common stock issued for cash  7,500     8,000       -         8,000    66,500

  Net Cash Provided by
  Financing Activities          7,500     8,000       -         8,000    60,657

NET INCREASE (DECREASE)
  IN CASH                      (6,814)    1,615    (10,046)     1,615    13,948

CASH AT BEGINNING OF PERIOD    20,762      -        23,994       -         -

CASH AT END OF PERIOD        $ 13,948  $  1,615   $ 13,948   $  1,615  $ 13,948

                            LIL MARC, INC.
                    (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                             (Unaudited)

                                                                       From
                                                                    Inception on
                                    For the             For the      April 22,
                              Nine Months Ended  Three Months Ended 1997 Through
                                  September 30,      September 30, September 30,
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

                         LIL MARC, INC.
         Notes to the Consolidated Financial Statements
            September 30, 1998 and December 31, 1997

NOTE 1 -            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made.
    Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be rad in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 audited consolidated financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

     The Company began operations in 1997 by negotiating for and subsequently acquiring the U.S. patent rights to the LiL Marc Training Urinal, the trade name "LiL Marc" and the right to manufacture the product. Although the Company has yet to realized revenues, management anticipates sales to begin in the fourth quarter of 1998.

     The Company's current capital was provided by the sale of its common stock in 1997 and in 1998. Management believes that cash requirements can be satisfied with existing capital until approximately the fourth quarter of 1998. It is anticipated that this capital will be used to finalize development of the LiL Marc including packaging design and preliminary marketing activities. Management anticipates that the Company will likely require further capital of approximately $200,000 within the next six to twelve months in order to properly facilitate production and distribution channels. This additional capital is expected to come from sales of the LiL Marc, however, if initial marketing is delayed or revenues are not adequate to satisfy its capital needs, the Company will have to explore other alternatives for funding.

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

     The Company has completed most of the development of the LiL Marc and is now concentrating on packaging and marketing. Management does not intend to consider new products until such time as revenues are realized from the sale of the LiL Marc and the Company has sufficient capital to commence such a venture.
However, the Company is exploring the possibility of producing the LiL Marc in various colors in addition to the current porcelain white and adding plastic chrome attachments to highlight appearance. Another variable being investigated is implementing cartoon-like features that would slide on the neck of the Lil Marc, attach to the side and/or the base, which would give the appearance of a clown's head, hands and feet. The Company is also considering the addition of complementary accessories such as (a) LiL Marc floor mat for the user to stand on, (b) LiL Marc "sticky tabs" as goal rewards for the user, and (c) LIL Marc dye tablets that change color as the urinal is used. Management believes that the above innovations could be implemented with minimal capital expenditures and with little or no research and development. None of these variations have been incorporated into the product as of the date hereof. Presently the Company is concentrating on the packaging of the LiL Marc, which will be in a shrink-wrap design.

     The Company does not anticipate making any significant capital expenditures on plant facilities or equipment. The LiL Marc and stand will be manufactured by sub-contractors and packaged by the Company. There are no current plans for the Company to become engaged in the manufacturing and packaging of any of its products.

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

Results of Operations for the First Nine Months of 1998

     The Company has not commenced marketing of the LiL Marc, rather it is finalizing the packaging and marketing plans for the product. The Company has not realized any revenues since inception. For the third quarter and first nine months of 1998, the Company had total operating expenses of $8,733 and $13,082, respectively, primarily for general and administrative expenses. These amounts represent increases of 228% and 256% for the third quarter and first nine months of 1998, respectively, when compared with the 1997 periods, due to the Company's initial start-up operations in 1997,continuing development of its product in 1998, and expenses associated with filing its registration statement with the Securities and Exchange Commission. Management expects expenses to increase significantly once the Company begins marketing its product.
Net Operating Loss

     The Company has accumulated approximately $13,400 of net operating loss carryforwards as of April 30, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 or the three month period ended September 30, 1998 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 2.   Changes In Securities

     This Item is not applicable to the Company.

Item 3.   Defaults Upon Senior Securities

     This Item is not applicable to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

     This Item is not applicable to the Company.

Item 5.   Other Information

     This Item is not applicable to the Company.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three month period ended September 30, 1998.

                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIL MARC, INC.



Date:  November 13, 1998           By:  /S/  George I. Norman, III
                                      GEORGE I. NORMAN III
                                        C.E.O., C.F.O., President
                                        and Director



Date:  November 13, 1998           By  /S/ Laurie J. Norman
                                      LAURIE J. NORMAN
                                       Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)