Form 10KSB
period 1998-12-31
LIL MARC INC
filed 1999-04-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 Commission File Number   0-24431

                          LIL MARC, INC.
          (Name of small business issuer in its charter)

         UTAH                                    84-1417774
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

         149 East 900 South, Salt Lake City, Utah  84111
       (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 322-0253

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No   [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year.
 $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 54,000  (Based on price of
$.10 per share as of March 31, 1999)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class             Outstanding as of Decmber 31, 1998
   Common Stock, $.001 Par Value                  1,681,666

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]

                          LIL MARC, INC.

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .            8

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            8

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .            8

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .            8

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           11

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           16

          Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           25

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           25

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           26

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           27

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           28

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           29

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .           30






                              PART I

Item 1.  Description of Business

Business Development

    LiL Marc, Inc. (the "Company") is a development stage company primarily engaged in developing, manufacturing and marketing the "LiL Marc," a plastic porcelain toilet training device for young boys. The Company was incorporated under the laws of the State of Nevada on April 22, 1997, is a start-up enterprise in the baby products industry, has had no significant business operations, and is considered a development stage company.

    On November 10, 1997, the Company acquired the U.S. patent rights to the "Training Urinal" (U.S. Patent Number 318,325), issued July 16, 1991, the trade name "LiL Marc," and the right to manufacture the product. The Company submitted the Patent Assignment to the United States Patent Office in Washington, D.C. and, on November 24, 1998,the assignment was recorded in the Patent Office. In connection with the assignment of the patent, the Company paid to James Curt McKiney, the inventor, the sum of $30,000 and agreed to pay to the inventor an ongoing royalty of $0.25 per urinal sold, due each year on March 31 beginning in 1998. As of the date hereof, no royalty has been paid to the inventor.

    On November 30, 1997, the Company completed an offering of its Common Stock pursuant to the provisions of Regulation D, Rule 504 of the Securities Act of 1934, as amended (the "Act"). Under the offering, the Company sold 540,000 shares of its Common Stock and realized gross proceeds of $54,000. A portion of the funds from the offering were used to complete the acquisition from the inventor of the U.S. patent rights to the "Training Urinal" and the trade name "LiL Marc".

Product

    The LiL Marc Training Urinal (the "LiL Marc") is a simple to use plastic urinal used in the bathroom ("potty") training of young boys. The LiL Marc is constructed from high quality, recyclable, high density, white polyethylene plastic and looks like the full-sized urinals found in public restrooms, only on a smaller scale designed for a young boy. It is intended to assist in the training of daytime bladder control of young boys By using the LiL Marc, a male child can be potty trained standing up like a little boy, instead of being trained "sit down" fashion like a little girl.

    The LiL Marc is marketed as a "stand alone" unit with a removable support to stand the unit at the proper height for young boys. It can be easily transported to another room or used when traveling. The LiL Marc may also be attached to a wall or door using the mounting bracket and screws, both provided with the unit. The mounting bracket holds the unit securely and slides off easily to empty and clean with any detergent or bathroom cleaner. The LiL Marc features a built-in pour spout that makes it easy to empty and clean. The LiL Marc is a one-time purchase and does not need any other supplies. It is designed so that young boys of all sizes can comfortably stand while facing the unit. It has a height of 24 inches and a width of just over 10 inches.

Production

    With the acquisition of the patent rights to the LiL Marc, the Company also acquired the production air mold and rotational mold used to manufacture the training unit and its stand. As of March 22, 1999, the molds are located at Blow Molded Products ("BMP"), Glen Avon, California. BMP is a specialty, boutique blow mold manufacturer and enables the Company to make a quality product in mass at a competitive price. Management believes that this arrangement will reduce production costs by approximately 48% which will enhance the mass marketability of the LiL Marc. Using the air mold the Company has the ability to produce large or small orders and, during test marketing by the inventor, the air mold produced over 3,000 units with a high quality finish. The Company has an arrangement with BMP whereby BMP will use the air mold to manufacture the LiL Marc for a specified production price. The Company will use sub-contractors to manufacture the stands.

    Cost of new production, based on a projected 5,000 LiL Marcs manufactured, is $2.94 per urinal and $2.00 per stand. Due to the size and shape of the LiL Marc, packaging and shipping initially required a special order box. However, the Company has developed a "shrink wrap" package which will cost approximately $1.50 per unit. This brings the total manufacturing and packaging cost to approximately $6.44 per finished LiL Marc, with a suggested retail price of $24.95.

Marketing

    Products such as the LiL Marc are typically marketed through retail outlets and by mail order. A manufacturer usually works through major wholesalers and distributors to get its products into retail outlets. The Company will attempt to sell the LiL Marc directly to retail outlets as well as to distributors. The Company has made preliminary contacts with several distributors and retail outlets although no agreements have been reached for the marketing of the LiL Marc.




    Initially, the Company plans to attend and display its product at key trade shows for the baby/infant industry at which major retail outlets are represented. In the United States there are generally between three to five major trade shows for baby products held annually, with the largest being in Dallas, Texas. The Company presently plans to attend the JPMA National Trade Show in Dallas to be held in August 1999.

    The Company is also exploring the possibility of using mail order marketing and advertising in major parenting magazines and in baby home and child care retail catalogs. The Company intends to manage this type of marketing with orders going directly to the customer. However, the Company's ability to engage in this sort of marketing will be limited due to limited capital. Management intends to delay mail order marketing until the Company can raise additional funds, although there can be no assurance that the Company will be successful in securing new and additional funding.

    The Company has the benefit of the limited prior test marketing performed by the inventor of LiL Marc, including pricing information, product layout suggestions, and some mail order product introduction. The inventor arranged for the LiL Marc, on a limited scale, to be advertised in the 1993 July and August editions of Parenting magazine and in Twins magazine the 1993 May/June edition featuring the product in color and black and white ads in dimensions ranging from 4" and 5" (inch) adds offering the product for sale at prices between $19.95 and $24.95. The inventor also arranged for the product to be advertised in a 4.25" by 2.5"
(inch) add in the 1994 spring issue of One Step, a baby care mail order catalog at a featured price of $19.95. In reliance upon the best information available to the Company as provided by the inventor, approximately 3,500 units were sold, primarily during the period from 1992 through 1994.

Competition

    Presently, there are several companies marketing products similar to the LiL Marc. Most of these companies are larger than the Company with longer histories of operation and greater financial and personnel resources. Also, most of these competitors have established some market share in the same market in which the Company will be competing. The ability of the Company to penetrate these markets will depend on many factors including, but not limited to, its ability to obtain sufficient capital to enhance and broaden its marketing of its products, to develop new and improved products, to obtain and retain necessary management and advisory personnel, and the establishment of a comprehensive marketing plan.



    Management is not aware of another product on the market that, like the LiL Marc, is designed solely for bladder training of little boys. The principal competition to the LiL Marc is a wide variety of standard potty trainers designed for either little boys or girls. These trainers are available in a wide variety of sizes and color and are able to stand alone or attach to the toilet basin.

Research and Development

    The Company has not allocated funds for conducting research and development activities to develop new products or technology. Currently, management does not anticipate that funds will be allocated for primary research in the immediate future. Development activities routinely conducted by the Company will consist of improvements to existing products and developing new or alternative products. In the future, the Company intends to investigate and ultimately develop, market and manufacture baby products complementary to its existing LiL Marc product. However, no new products will be explored until such time as the Company is realizing revenues from the sale of the LiL Marc and the Company has sufficient capital reserves to commence such a venture.

Patents and Trademarks

    The inventor of the LiL Marc applied for and on July 16, 1991 was granted a patent relating to the "LiL Marc Training Urinal" (U.S. Patent Number 318,325). The rights to the patent, the trade name "LiL Marc" and the right to manufacture the product were subsequently assigned by the inventor to the Company in November 1997. The Company submitted the Patent Assignment to the United States Patent Office in Washington, D.C. and, on November 24, 1998, the assignment was recorded in the Patent Office. In connection with the assignment of the patent, the Company paid to James Curt McKiney, the inventor, the sum of $30,000 and agreed to pay an ongoing royalty to the inventor of $0.25 per urinal sold, due each year on March 31 beginning in 1998. As of the date hereof, no royalty has been paid to the inventor. The Company anticipates filing additional patent applications in the future if new and/or improved products are developed.

    There can be no assurance that any future patent applications will result in patents being issued or that the Company's existing patent, or any new patents, if issued, will afford the Company any meaningful protection from competitors developing and marketing products competitive with those of the Company. Also, there can be no assurance that the Company will have the financial resources necessary to enforce any patent rights it may hold. Although the Company is not aware of any claim that it infringes or will infringe any existing patent, in the event that in the future the Company is unsuccessful against such a claim, it may be required to obtain licenses to such patents or to other patents or proprietary technology in order to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms or that the patents underlying the licenses will be valid and enforceable.

Employees

    Presently, the Company has no full-time employees. It is anticipated that the Company's President, George I. Norman III, will devote approximately 20 to 25 hours per week to the Company's business. If the Company begins to generate revenues, its Secretary / Treasurer, Laurie Norman, will devote approximately 10 to 15 hours a week primarily as the Company's office manager. Both persons are prepared to increase the time they devote to the Company should such a need arise. Management intends to hire additional employees only as needed and as funds are available. In such cases, compensation to management will be consistent with prevailing wages for the services rendered. It is not anticipated that the Company will have to increase payroll expenditures until such time as monthly sales exceed 500 units per month. The Company does not anticipate in the immediate future to offer any employee a bonus, profit sharing or deferred compensation plan nor are there any employment contract with any director or employee. Management intends to hire additional qualified personnel as business conditions warrant. In addition to full-time employees, the Company may use the services of certain outside consultants and advisors as needed on a contract basis.

Facilities

    The Company's principal place of business and corporate offices are located at the current business office of its President at 149 East 900 South, Salt Lake City, Utah 84111. The facilities consist of approximately 640 square feet of office space and will be leased from Mr. Norman at the rate of $450 per month. The Company believes that its current facilities are adequate for the immediate futures.

    Presently, the Company is not paying rent to Mr. Norman, rather the rent is being accrued to be paid at a time when the Company has sufficient capital to cover such expenses. Mr. Norman has agreed to accrue the rent payments beginning May 1, 1998, and will subsequently accept payment in either cash or in shares of the Company's Common Stock.





Litigation

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Industry Segments

    No information is presented as to industry segments. The Company is presently engaged in a single line of business, the offering of a reduced fee network for medical products and related services. Reference is made to the statements of income contained in the financial statements included herein for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

Item 2.  Description of Property

    The Company currently shares its business offices with the Company's President at 149 East 900 South, Salt Lake City, Utah 84111. The facilities consist of approximately 640 square feet of office space and will be leased at the rate of $450 per month. The Company believes that its current facilities are adequate for the immediate futures.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1998.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company's Common Stock is traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "LILM", and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under LiL Marc, Inc. Quotations on the Company's Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular quantity thereof.


    The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter of 1998 as reported by the OTC Bulletin Board. The Company's Common Stock became eligible for trading on the OTC Bulletin Board during the first quarter of 1998. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                       High           Low
          1998
               First Quarter . . . . . . . . . .       $.10           $.10
               Second Quarter. . . . . . . . . .       $.10           $.10
               Third Quarter . . . . . . . . . .       $.13           $.10
               Fourth Quarter  . . . . . . . . .       $.13           $.10


     As of December 31, 1998 the Company had issued and outstanding 1,681,666 shares of Common Stock and there were approximately
60 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

     On November 30, 1997, the Company completed an offering of its Common Stock pursuant to the provisions of Regulation D, Rule 504 of the Act. Under the offering, the Company sold 540,000 shares of its Common Stock to a total of 58 persons and realized gross proceeds of $54,000. This offering was not registered under the Act, or registered or qualified under the securities laws of any state. All purchasers of the shares reside outside the United States. The offering of the shares was made in reliance upon the limited offering exemption from registration with the Securities and Exchange Commission as set forth in Rule 504 of Regulation D.

     Each purchaser was required to complete and sign a written Subscription Agreement representing that they had read the Disclosure Statement and that the offering was subject to various risks. Pursuant to Rule 504(b)(1) of Regulation D, the provisions of Rule 502(c) and (d) shall not apply to offers and sales made under Rule 504. Generally, Rule 502(d) provides that: "except as provided in Rule 504(b)(1), securities acquired in a transaction under Regulation D shall have the status of securities acquired in a transaction under Section 4(2) of the Act and cannot be resold without registration under the Act or an exemption therefrom...."

     Because the Company's intent and good faith belief was that the offering qualified under Rule 504(b)(1) of Regulation D, purchasers of the Company's Common Stock may be permitted to resell their shares without registration under the Act pursuant to Rule 502(d). As such, certificates representing these shares do not bear any restrictive legends.

     The Company also issued 1,066,666 shares of its Common Stock to Alewine Limited Liability Company on April 25, 1997 in exchange for the right to acquire LiL Marc from the inventor and for cash. Alewine Limited Liability Company purchased for cash an additional 75,000 shares of Common Stock on April 30, 1998.

     With respect to the 1,141,666 shares issued to Alewine Limited Liability Company, the Company relied on the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act. Certificates representing these shares must bear appropriate restrictive legends preventing their transfer except in accordance with the Act and the regulations promulgated thereunder. In addition, stop transfer instructions pertaining to these shares have been lodged with the Company's transfer agent. On March 30, 1998, Alewine transferred 570,833 shares to Linda M. Bryson in a private transaction. This transfer was not deemed to be a distribution and therefore exempt from the registration provisions of the Act pursuant to Section 4(1) of the Act. The 570,833 shares remain restricted securities.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance its operations.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

     The Company began operations in 1997 by negotiating for and subsequently acquiring the U.S. patent rights to the LiL Marc Training Urinal, the trade name "LiL Marc" and the right to manufacture the product. Although the Company has yet to realized revenues, management anticipates sales to begin in the second or third quarter of 1999.

     The Company's current capital was provided by the sale of its common stock in 1997 and in 1998. Management believes that cash requirements can be satisfied with existing capital until approximately the third quarter of 1999. It is anticipated that this capital will be used to finalize development of the LiL Marc including packaging design and preliminary marketing activities. Management anticipates that the Company will likely require further capital of approximately $200,000 within the next six to twelve months in order to properly facilitate production and distribution channels. This additional capital is expected to come from sales of the LiL Marc, however, if initial marketing is delayed or revenues are not adequate to satisfy its capital needs, the Company will have to explore other alternatives for funding.

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

Net Operating Losses

     The Company has accumulated approximately $30,000 of net operating loss carryforwards as of December 31, 1998, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

Year 2000

     Year 2000 issues may arise if computer programs have been written using two digits (rather than four) to define the applicable year. In such case, programs that have time-sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures.

     The Company has completed its assessment of the Year 2000 issue and believes that any costs of addressing the issue will not have a material adverse impact on the Company's financial position. The Company believes that its existing accounting computer systems and software will not need to be upgraded to mitigate the Year 2000 issues. The Company has not incurred any costs associated with its assessment of the Year 2000 problem. In the event that Year 2000 issues impact the Company's accounting operations and other operations aided by its computer system, the Company believes, as part of a contingency plan, that it has access to adequate personnel or consultants to perform those functions manually until such time that any Year 2000 issues are resolved.

     The Company believes that third parties with whom it has material relationships will not materially be affected by the Year 2000 issues as those third parties are relatively small entities which do not rely heavily on information technology ("IT") systems and non-IT systems for their operations. However, if the Company and third parties upon which it relies are unable to address any Year 2000 issues in a timely manner, it could result in a material financial risk to the Company, including loss of revenue and substantial unanticipated costs. Accordingly, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

     The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Risk Factors and Cautionary Statements

     Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to meet its cash and working capital needs, the ability of the Company to complete development of its primary product and its ability to successfully market its product if and when developed, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.   Financial Statements

     The Company's financial statements as of and for the fiscal years ended December 31, 1998 and 1997 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lil Marc, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Lil Marc, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period from inception on April 22, 1997 through December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Lil Marc, Inc. (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from inception April 22, 1997 through December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, the Company has no operations and limited capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
March 22, 1999

                          LIL MARC, INC.
                 (A Development Stage Company)
                          Balance Sheet


                              ASSETS


                                                               December 31,
                                                                   1998

  Cash and cash equivalents                                   $    11,224

     Total Current Assets                                          11,224

OTHER ASSETS

  Patent (Note 2)                                                  18,622

     Total Other Assets                                            18,622

     TOTAL ASSETS                                             $    29,846


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                            $      -

     Total Current Liabilities                                       -

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock; 5,000,000 shares authorized of $0.01
   par value, 1,681,666 shares issued and outstandin               16,816
  Additional paid-in capital                                       43,841
  Deficit accumulated during the development stage                (30,811)

     Total Stockholders' Equity                                    29,846

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    29,846

                          LIL MARC, INC.
                 (A Development Stage Company)
                     Statements of Operations


                                     For the          From Inception
                                    Year Ended   On April 22, 1997 Through
                                   December 31,         December 31,
                                      1998           1997          1998

SALES                             $     -        $     -       $     -

COST OF SALES                           -              -             -

GROSS MARGIN                            -              -             -

OPERATING EXPENSES

  General and administrative          15,701          4,032        19,733
  Amortization                         5,859          4,319        10,178

     Total Operating Expenses         21,560          8,351        29,911

     Loss from Operations            (21,560)        (8,351)      (29,911)

OTHER INCOME (EXPENSE)

  Interest expense                      -              (900)         (900)

     Total Other Income (Expense)       -              (900)         (900)

NET LOSS                          $  (21,560)    $   (9,251)   $  (30,811)

LOSS PER SHARE                    $    (0.01)    $    (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             1,669,326      1,606,666

                          LIL MARC, INC.
                 (A Development Stage Company)
                Statements of Stockholders' Equity

                                                                      Deficit
                                                                    Accumulated
                                                        Additional   During the
                                      Common Stock        Paid-in   Development
                                   Shares      Amount     Capital      Stage

Balance at inception                 -       $    -      $    -      $    -

Common stock issued for
 cash at $0.00 per share          666,666        6,666      (1,666)       -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                            400,000        4,000      (1,000)       -

Issuance of 540,000 shares of
 common stock at $0.10 per share  540,000        5,400      48,600        -

Stock offering costs                 -            -         (8,843)       -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                   -            -           -         (9,251)

Balance, December 31, 1997      1,606,666       16,066      37,091      (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                             75,000          750       6,750        -

Net loss for the year ended
 December 31, 1998                   -            -           -        (21,560)

Balance, December 31, 1998      1,681,666    $  16,816   $  43,841   $ (30,811)

                          LIL MARC, INC.
                 (A Development Stage Company)
                     Statements of Cash Flows


                                                For the      From Inception On
                                             Year Ended   April 22, 1997 Through
                                             December 31,       December 31,
                                                   1998       1997       1998

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $(21,560) $ (9,251)  $ (30,811)
  Adjustments to reconcile net (loss) to net cash:
    Amortization                                    5,859     4,319      10,178
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable        (1,337)    1,337        -
    Increase in organization cost                    -         (150)       (150)

     Net Cash Used by Operating Activities        (17,038)   (3,745)    (20,783)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of patent rights                          -      (28,650)    (28,650)

     Net Cash Used by Investing Activities           -      (28,650)    (28,650)

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                               -       (5,843)     (5,843)
  Common stock issued for cash                      7,500    59,000      66,500

    Net Cash Provided by Financing Activities       7,500    53,157      60,657

NET INCREASE (DECREASE) IN CASH                    (9,538)   20,762      11,224

CASH AT BEGINNING OF PERIOD                        20,762      -           -

CASH AT END OF PERIOD                            $ 11,224  $ 20,762  $   11,224

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                       $   -     $   -     $     -
  Income taxes                                   $   -     $   -     $     -

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred interest acquired for
   common stock and assumption of note payable   $   -     $   -     $   30,000

                         LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

    Lil Marc, Inc. (a development stage company) (The Company) was incorporated under the laws of the State of Nevada on April 22, 1997. The Company was organized to engage in the marketing of the "Lil Marc" training urinal. The Company is considered a development stage company as defined in SFAS No. 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Accounting Method

    The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

    b.  Loss Per Share

    The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

    c.  Provision for Taxes

    At December 31, 1998, the Company has not accrued income taxes because it has net operating loss carryovers of approximately $30,000 which expires in 2014.

    d.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    e.  Patents

    The Company purchased the patent for the "Lil Marc" training urinal. Amortization is computed on the straight line method over the estimated life of the patent of 5 years. Amortization expense for the year ended December 31, 1998 was $5,730.

                                        December 31,
                                            1998

    Patent                              $  28,650
    Amortization                           10,028


    Net                                 $  18,622

                         LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 1998 and 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  g.  Sales

  The Company expects to generate revenue from sales of its products throughout the United States.

  h. Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  i.  Revenue Recognition

  Revenue is recognized upon delivery of the "Lil Marc" training urinals.

  j. Inventory

  The Company's inventory of "Lil Marc" training urinals has been recorded at predecessor cost of $ -0-.

  k. Stock Offering Costs

  Costs incurred in connection with the Company's stock offering have been capitalized and were charged to the proceeds of the offering upon its completion.

NOTE 3 - RELATED PARTY TRANSACTIONS

  The Company has issued 400,000 shares of its common stock to its shareholders for the assignment of the patent rights to the "Lil Marc" training urinal.

NOTE 4 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on April 22, 1997 through December 31, 1998. The Company plans to significantly increase sales of its urinal training products. The officers of the Company have committed to covering its operating expenses in the interim.

NOTE 5 - COMMITMENTS AND CONTINGENCIES - ROYALTY PAYABLE

  The Company has agreed to pay a royalty of $0.25, for each training urinal sold, to the inventor of the "Lil Marc" product.

                          LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 1998 and 1997


NOTE 6 -FORWARD STOCK SPLIT

  On September 4, 1997, the shareholders' meeting approved a 2-for-1 forward stock split. The forward stock split is reflected in these financial statements on a retroactive basis.

NOTE 7 - PUBLIC OFFERING

  The Company offered to the public 1,000,000 shares of its authorized common stock at $0.10 per share. The costs of the offering of $8,843 have been charged to the proceeds of the offering. 540,000 shares were issued for $54,000 cash.

NOTE 8 - PRIVATE PLACEMENT

  In 1998, the Company issued 75,000 shares of its common stock at $0.10 per share for gross proceeds of $7,500 cash.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
    George I. Norman III     44        President, Chief Executive
                                       Officer and Director
    Laurie J. Norman         36        Secretary / Treasurer and
                                       Director
___________________________

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Nevada law, consists of the two directors and exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

    None of the officers and/or directors of the Company are officers or directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor have any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject or any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

    The directors will initially devote their time to the Company's affairs on an "as needed" basis, the exact amount of which is undetermined at this time. George I. Norman III, currently devotes approximately 20 to 25 hours per week to the Company's business. If the Company begins to generate revenues, the Company's Secretary / Treasurer, Laurie Norman, will devote approximately 10 to 15 hours a week primarily as the Company's office manager. Both persons are prepared to increase the time they devote to the Company should such a need arise. Presently, there are no other persons whose activities are material to the Company's operations other than the Company's corporate counsel.

    The business experience of each of the persons listed above during the past five years is as follows:

    George I. Norman, III, age 44, attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance. Mr. Norman returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. He is married to Laurie
J. Norman, the Company's Secretary-Treasurer.

    Laurie J. Norman, age 36, graduated in 1985 from Adams State College in Alamosa, Colorado, with a Bachelor of Science degree in biology. She studied German at the Goethe Institute in Murnau, Republic of Germany in 1990. Mrs. Norman has worked with children and adults as a ski instructor in the United States and New Zealand. She is currently employed at the Alta ski area in Utah, where she organizes a youth ski club and continues to teach skiing to adults and children. Mrs. Norman also worked in the main offices of the Alta ski resort. Laurie J. Norman is the wife of George I. Norman, III, the Company's president and founder.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

    The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Since the Company's inception, it has not paid any salaries or other compensation to its officers, directors or employees. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's two directors, who are the only employees, will accrue any compensation until such time as the Company is generating revenues from the sale of the LiL Marc.
Mr. Norman has agreed beginning May 1, 1998 to accrue his salary and will subsequently accept payment in either cash or in shares of the Company's Common Stock.

    It is contemplated that the Company will enter into an employment agreement with its President, George I. Norman III.
Mr. Norman is the founder of the Company and was instrumental in the Company acquiring the LiL Mar patent rights. He is considered vital to the ongoing business of the Company and therefore should be the subject of an employment agreement. It is anticipated that Mr. Norman's employment agreement will pay him a competitive wage with comparative benefits and an incentive bonus plan based on the success of the Company. No agreement has been effected as of the date hereof.

Item 11. Security Ownership of Certain Beneficial Owners and
                  Management

    The following table sets forth information, to the best knowledge of the Company as of December 31, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.


 Name and Address        Amount and Nature of         Percent
of Beneficial Owner      Beneficial Ownership        of Class(1)
Alewine Limited                 570,833                34.0%
 Liability Company (2)
  3305 West Spring
  Mountain Rd. #60
  Las Vegas, NV 89102

Linda M. Bryson                 570,833                34.0%
 9980-96 Scripps Vista Way
 San Diego, CA 92131

All directors and officers      570,833                34.0%
  a group (2 persons)

      *   Director and/or executive officer
          Note:     Unless otherwise indicated in the footnotes below, the
          Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1,681,666 shares of Common Stock outstanding on March 31, 1999.

     (2) Alewine Limited Liability Company is a Nevada limited liability company ("Alewine") managed by George I. Norman III, the Company's President, through which his self-employment consulting business is conducted. Alewine is principally owned by a Norman family trust. By resolution of its members, Mr. Norman has voting and investment control over Alewine.

Item 12.  Certain Relationships and Related Transactions

     Since the Company's inception, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

     Initially, neither Mr. Norman, Mrs. Norman, nor any other person who may be elected an officer or director of the Company will devote more than a portion of their time to the affairs of the Company during their terms in office. Each has, and will continue to have, employment or business activities outside the Company. There will be occasions when the time requirements of the Company may conflict with the demands of the officers' other employment.
In this event, such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     The Company rents office space from its President, George I Norman III, which facilities serve as the Company's principal place of business. Rent is payable at the rate of $450 per month which management believes is based on values relative to the existing market for similar facilities. Presently, the Company is not paying rent to Mr. Norman, rather the rent is being accrued to be paid at a time when the Company has sufficient capital to cover such expense. Mr. Norman has agreed to accrue the rent payments beginning May 1, 1998, and will subsequently accept payment in either cash or in shares of the Company's Common Stock.

     Prior to the Company being formed in 1997, Mr. Norman, through Alewine Limited Liability Company ("Alewine") which is managed by Mr. Norman, entered into a preliminary agreement with the inventor of LiL Marc to acquire the patent rights, name and production rights to LiL Marc. When the Company was formed, Mr. Norman assigned Alewine's rights to the agreement with the inventor to the Company in consideration for the Company issuing to Alewine 400,000 shares of the Company's Common Stock. Following the incorporation of the Company, the Company was able to complete the acquisition of the patent rights to LiL Marc. Alewine also made a $5,000 cash investment in the Company in 1997 for which it was issued an additional 666,666 shares of Common Stock.

     The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

                              PART V

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         * Articles of Incorporation filed as Exhibit to Form 10-SB.

         *     By-Laws filed as Exhibit to Form 10-SB.

          27   Financial Data Schedule
          - - - - -
     * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

     (b)  Reports on Form 8-K

          None

                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LiL Marc, Inc.



                                   BY: /S/ George I. Norman, III
                                       George I. Norman, III
                                       C.E.O., C.F.O., President
                                       and Director

Dated:  April 13, 1999

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


                              C.E.O., C.F.O.       April 13, 1999
 /S/ George I. Norman, III    President and Director
     George I. Norman, III


                             Secretary/Treasurer  April 13, 1999
 /S/ Laurie J. Norman        and Director
     Laurie J. Norman        (Principal Accounting Officer)