Form 10QSB
period 1999-03-31
LIL MARC INC
filed 1999-05-20
CIK 1062128

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                Outstanding as of March 31, 1999

Common Stock, $.01 par value                 1,681,666

                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .          3

                    Consolidated Balance Sheets -- March 31, 1999
            and December 31, 1998. . . . . . . . . . . . . . . . .          4

                    Consolidated Statements of Operations -- three
            months ended March 31, 1999 and 1998 . . . . . . . . .          5

                 Consolidated Statements of Stockholders' Equity            6

                    Consolidated Statements of Cash Flows -- three
            months ended March 31, 1999 and 1998 . . . . . . . . .          7

          Notes to Consolidated Financial Statements . . . . . . .          8

          Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         14

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         14

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         14

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         14

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         14

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         15

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Company.















                          LIL MARC, INC.


                       FINANCIAL STATEMENTS

               March 31, 1999 and December 31, 1998

                            LIL MARC, INC.
                   (A Development Stage Company)
                            Balance Sheets


                                ASSETS


                                                    March 31,    December 31,
                                                      1999           1998
                                                  (Unaudited)

  Cash and cash equivalents                        $   11,027    $   11,224

     Total Current Assets                              11,027        11,224

OTHER ASSETS

  Patent (Note 2)                                      17,189        18,622

     Total Other Assets                                17,189        18,622

     TOTAL ASSETS                                  $   28,216    $   29,846


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                 $     -       $     -

     Total Current Liabilities                           -             -

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock; 5,000,000 shares authorized of $0.01
   par value, 1,681,666 shares issued and outstanding  16,816        16,816
  Additional paid-in capital                           43,841        43,841
  Deficit accumulated during the development stage    (32,441)      (30,811)

     Total Stockholders' Equity                        28,216        29,846

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   28,216    $   29,846

                            LIL MARC, INC.
                   (A Development Stage Company)
                       Statements of Operations
                            (Unaudited)

                                                                   From
                                                                Inception on
                                                                 April 22,
                                             For the           1997 Through
                                       Three Months Ended        March 31,
                                       1999          1998          1999

SALES                             $      -       $      -       $     -

COST OF SALES                            -              -             -

GROSS MARGIN                             -              -             -

OPERATING EXPENSES

  General and administrative              197          2,284        19,930
  Amortization                          1,433          1,920        11,611

     Total Operating Expenses           1,630          4,204        31,541

     Loss from Operations              (1,630)        (4,204)      (31,541)

OTHER INCOME (EXPENSE)

  Interest expense                       -              -             (900)

     Total Other Income (Expense)        -              -             (900)

NET LOSS                          $    (1,630)   $    (4,204)   $  (32,441)

LOSS PER SHARE                    $     (0.01)   $     (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              1,681,666      1,606,871

                            LIL MARC, INC.
                   (A Development Stage Company)
                  Statements of Stockholders' Equity


                                                                      Deficit
                                                                    Accumulated
                                                        Additional   During the
                                      Common Stock       Paid-in     Development
                                   Shares     Amount     Capital       Stage

Balance at inception                 -       $   -       $   -       $    -

Common stock issued for
 cash at $0.00 per share          666,666       6,666      (1,666)         -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                            400,000       4,000      (1,000)         -

Issuance of 540,000 shares of
 common stock at $0.10 per share  540,000       5,400      48,600          -

Stock offering costs                 -           -         (8,843)         -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                   -           -           -           (9,251)

Balance, December 31, 1997      1,606,666      16,066      37,091        (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                             75,000         750       6,750          -

Net loss for the year ended
 December 31, 1998                   -           -           -          (21,560)

Balance, December 31, 1998      1,681,666      16,816      43,841       (30,811)

Net loss for the three months
 ended March 31, 1999
 (unaudited)                         -           -           -           (1,630)

Balance, March 31, 1999
 (unaudited)                    1,681,666    $ 16,816    $ 43,841   $   (32,441)

                            LIL MARC, INC.
                   (A Development Stage Company)
                       Statements of Cash Flows
                            (Unaudited)

                                                                       From
                                                                    Inception on
                                                                      April 22,
                                                        For the     1997 Through
                                                  Three Months Ended  March 31,
                                                    1999       1998      1999

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $ (1,630)  $ (4,204)  $(32,441)
  Adjustments to reconcile net (loss) to net cash:
    Amortization                                    1,433      1,920     11,611
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable          -        (1,337)      -
    Increase in organization cost                    -          -          (150)

     Net Cash Used by Operating Activities           (197)    (3,621)   (20,980)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of patent rights                          -          -       (28,650)

     Net Cash Used by Investing Activities           -          -       (28,650)

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                               -          -        (5,843)
  Common stock issued for cash                       -          -        66,500

    Net Cash Provided by Financing Activities        -          -        60,657

NET INCREASE (DECREASE) IN CASH                      (197)    (3,621)    11,027

CASH AT BEGINNING OF PERIOD                        11,224     20,762       -

CASH AT END OF PERIOD                            $ 11,027   $ 17,141   $ 11,027


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                       $   -      $   -      $   -
  Income taxes                                   $   -      $   -      $   -

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred interest acquired
   for common stock and assumption of
   note payable                                  $   -      $   -      $ 30,000

                          LIL MARC, INC.
                   (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1999 and December 31, 1998

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

        c.  Provision for Taxes

    At March 31, 1999, the Company has not accrued income taxes because it has net operating loss carryovers of approximately
    $32,000 which expires in 2014.

    d.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    e.  Patents

    The Company purchased the patent for the "Lil Marc" training urinal. Amortization is computed on the straight line method over the estimated life of the patent of 5 years. Amortization expense for the three months ended March 31, 1999 and the year ended December 31, 1998 was $1,433 and $5,730, respectively.

                                         March 31,   December 31,
                                          1999           1998
                                      (Unaudited)

    Patent                            $   28,650     $  28,650
    Amortization                         (11,461)      (10,028)

    Net                               $   17,189     $  18,622

                           LIL MARC, INC.
                   (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1999 and December 31, 1998

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

  l.  Unaudited Financial Statements

  The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

                            LIL MARC, INC.
                   (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1999 and December 31, 1998

NOTE 5 - COMMITMENTS AND CONTINGENCIES - ROYALTY PAYABLE

  The Company has agreed to pay a royalty of $0.25, for each training urinal sold, to the inventor of the "Lil Marc" product.

NOTE 6 - FORWARD STOCK SPLIT

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

Overview

     The Company began operations in 1997 by negotiating for and subsequently acquiring the U.S. patent rights to the LiL Marc Training Urinal, the trade name "LiL Marc" and the right to manufacture the product. Although the Company has yet to realized revenues, management anticipates sales to begin in the second quarter of 1999.

     The Company's current capital was provided by the sale of its common stock in 1997 and in 1998. Management believes that cash requirements can be satisfied with existing capital through approximately the second quarter of 1999. It is anticipated that this capital will be used to finalize development of the LiL Marc including packaging design and preliminary marketing activities. Management anticipates that the Company will likely require further capital of approximately $200,000 within the next six to twelve months in order to properly facilitate production and distribution channels. This additional capital is expected to come from sales of the LiL Marc product, however, if initial marketing is delayed or revenues are not adequate to satisfy its capital needs, the Company will have to explore other alternatives for funding.

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

Net Operating Loss

     The Company has accumulated approximately net operating loss carryforwards of $30,000 and $32,000 as of December 31, 1998 and March 31, 1999, respectively. Net operating loss carryforwards may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 or the three month period ended March 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 2.   Changes In Securities and Use of Proceeds

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Company during the three month period ended March 31, 1999.

                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIL MARC, INC.



Date:  May 20, 1999                By:  /S/  George I. Norman, III
                                        GEORGE I. NORMAN III
                                        C.E.O., C.F.O., President
                                        and Director



Date:  May 20, 1999                By  /S/ Laurie J. Norman
                                        LAURIE J. NORMAN
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)