Form 10QSB
period 1999-06-30
LIL MARC INC
filed 1999-08-16
CIK 1062128

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                Outstanding as of June 30, 1999

Common Stock, $.01 par value            1,681,666


                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .       3

          Consolidated Balance Sheets -- June 30, 1999
            and December 31, 1998. . . . . . . . . . . . . . . . .       4

          Consolidated Statements of Operations -- three
            and six months ended June 30, 1999 and 1998. . . . . .       5

          Consolidated Statements of Stockholders' Equity  . . . .       6

          Consolidated Statements of Cash Flows -- three
            and six months ended June 30, 1999 and 1998. . . . . .       7

          Notes to Consolidated Financial Statements . . . . . . .       9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .      12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      15

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .      15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      15

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .      15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      17


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.















                          LIL MARC, INC.


                       FINANCIAL STATEMENTS

               June 30, 1999 and December 31, 1998



                          LIL MARC, INC.
                 (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                   June 30,     December 31,
                                                     1999           1998
                                                  (Unaudited)

Cash and cash equivalents                       $       7,047   $   11,224

     Total Current Assets                               7,047       11,224

OTHER ASSETS

  Patent (Note 2)                                      15,758       18,622

     Total Other Assets                                15,758       18,622

     TOTAL ASSETS                               $      22,805    $  29,846



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable - related party (Note 9)     $       1,450    $    -

     Total Current Liabilities                          1,450         -

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock; 5,000,000 shares authorized of $0.01
   par value, 1,681,666 shares issued and outstanding  16,816       16,816
  Additional paid-in capital                           43,841       43,841
  Deficit accumulated during the development stage    (39,302)     (30,811)

     Total Stockholders' Equity                        21,355       29,846

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    22,805    $  29,846


                          LIL MARC, INC.
                 (A Development Stage Company)
                     Statements of Operations
                          (Unaudited)

                                                                        From
                                                                    Inception on
                                     For the            For the       April 22,
                                Six Months Ended Three Months Ended 1997 Through
                                     June 30,           June 30,       June 30,
                                  1999      1998     1999      1998      1999

ES                             $   -     $   -     $   -     $   -     $   -

COST OF SALES                      -         -         -         -         -

GROSS MARGIN                       -         -         -         -         -

OPERATING EXPENSES

  General and administrative      5,626     9,317     5,430     6,545    25,360
  Amortization                    2,865     2,865     1,433     1,433    13,042

     Total Operating Expenses     8,491    12,182     6,863     7,978    38,402

     Loss from Operations        (8,491)  (12,182)   (6,863)   (7,978)  (38,402)

OTHER INCOME (EXPENSE)

  Interest expense                 -         -         -         -         (900)

     Total Other Income (Expense)  -         -         -         -         (900)

NET LOSS                       $ (8,491) $(12,182) $ (6,863) $ (7,978) $(39,302)

LOSS PER SHARE                 $  (0.01) $  (0.01) $  (0.00) $  (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        1,681,666 1,656,665 1,681,666 1,681,666


                          LIL MARC, INC.
                 (A Development Stage Company)
                Statements of Stockholders' Equity

                                                                Deficit
                                                              Accumulated
                                                   Additional  During the
                                   Common Stock      Paid-in  Development
                                 Shares    Amount    Capital     Stage

Balance at inception                -     $   -     $   -      $    -

Common stock issued for
 cash at $0.00 per share         666,666     6,666    (1,666)       -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                           400,000     4,000    (1,000)       -

Issuance of 540,000 shares of
 common stock at $0.10 per share 540,000     5,400    48,600        -

Stock offering costs                -         -       (8,843)       -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                  -         -         -         (9,251)

Balance, December 31, 1997     1,606,666    16,066    37,091      (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                            75,000       750     6,750        -

Net loss for the year ended
 December 31, 1998                  -         -         -        (21,560)

Balance, December 31, 1998     1,681,666    16,816    43,841     (30,811)

Net loss for the six months
 ended June 30, 1999
 (unaudited)                        -         -         -         (8,491)

Balance, June 30, 1999
 (unaudited)                   1,681,666  $ 16,816  $ 43,841   $ (39,302)





                          LIL MARC, INC.
                 (A Development Stage Company)
                     Statements of Cash Flows
                          (Unaudited)

                                                                       From
                                                                    Inception on
                                      For the           For the      April 22,
                                Six Months Ended Three Months Ended 1997 Through
                                      June 30,          June 30,       June 30,
                                   1999      1998     1999     1998      1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                        $(8,491) $(12,182) $(6,863) $(7,978) $(39,302)
  Adjustments to reconcile net
   (loss) to net cash:
    Amortization                    2,865     2,865    1,433    1,433    13,042
  Changes in assets and liabilities:
    Increase (decrease) in accounts
     payable                        1,450    (1,337)   1,450     -        1,450
    Increase in organization cost    -         -        -        -         (150)

     Net Cash Used by
      Operating Activities         (4,176)  (10,654)  (3,980)  (6,545)  (24,960)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of patent rights          -         -        -        -      (25,650)

     Net Cash Used by
      Investing Activities           -         -        -        -      (25,650)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Stock offering costs               -         -        -        -       (8,843)
  Common stock issued for cash       -         -        -        -       66,500

    Net Cash Provided by
     Financing Activities            -         -        -        -       57,657

INCREASE (DECREASE)
 IN CASH                           (4,176)  (10,654)  (3,980)  (6,545)    7,047

CASH AT BEGINNING
 OF PERIOD                         11,223    20,762   11,027   16,653      -

CASH AT END OF PERIOD             $ 7,047   $10,108  $ 7,047  $10,108   $ 7,047


                              LIL MARC, INC.
                       (A Development Stage Company)
                    Statements of Cash Flows (Continued)
                                (Unaudited)
                                                                        From
                                                                    Inception on
                                    For the             For the       April 22,
                                Six Months Ended Three Months Ended 1997 Through
                                    June 30,            June 30,       June 30,
                                 1999      1998      1999      1998      1999

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                     $   -     $   -     $   -     $   -     $   -
  Income taxes                 $   -     $   -     $   -     $   -     $   -

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred
   interest acquired for common
   stock and assumption of
   note payable                $   -     $   -     $   -     $   -     $ 30,000




                         LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1999 and December 31, 1998

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

    b.  Basic Loss Per Share

    The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

        c.  Provision for Taxes

    At June 30, 1999, the Company has not accrued income taxes because it has net operating loss carryovers of approximately $39,000 which expires in 2014.

    d.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    e.  Patents

    The Company purchased the patent for the "Lil Marc" training urinal. Amortization is computed on the straight line method over the estimated life of the patent of 5 years. Amortization expense for the six months ended June 30, 1999 and the year ended December 31, 1998 was $2,865 and $5,730, respectively.

                                  June 30,   December 31,
                                    1999         1998
                                (Unaudited)

                Patent          $   28,650    $  28,650
                Amortization       (12,892)     (10,028)

                Net             $   15,758    $  18,622



                         LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1999 and December 31, 1998

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

NOTE 4 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on April 22, 1997 through June 30, 1999. The Company plans to significantly increase sales of its urinal training products. The officers of the Company have committed to covering its operating expenses in the interim.


                          LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1999 and December 31, 1998

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

NOTE 9 - ACCOUNTS PAYABLE - RELATED PARTY

  Effective June 1, 1999 the Company resolved to accrue a payable of $450 per month to the Company's president for office rent and $750 and $250 per month as compensation to the Company's president and secretary-treasurer, respectively. The accrued expenses will be paid in cash or shares of the Company's common stock.



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

     LiL Marc, Inc. (the "Company") began operations in 1997 by negotiating for and subsequently acquiring the U.S.
patent rights to the LiL Marc Training Urinal, the trade name "LiL Marc" and the right to manufacture the product. Although the Company has yet to realized revenues, management anticipates sales to begin in the second half of 1999.

     The Company's current capital was provided by the sale of its common stock in 1997 and in 1998. Management believes that the Company's cash requirements can be satisfied with existing capital through approximately the third quarter of 1999. It is anticipated that this capital will be used to finalize development of the LiL Marc including packaging design and preliminary marketing activities. However, management anticipates that the Company will likely require approximately $20,000 in additional capital within the next six to twelve months in order to properly facilitate production and distribution channels. This additional capital is expected to come from anticipated sales of the LiL Marc product, however, if initial marketing is delayed or revenues are not adequate to satisfy its capital needs, the Company will have to explore other alternatives for funding.

     In the event outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although management has not made any arrangements or definitive agreements, the Company would consider private funding or the private placement of its securities and/or a public offering. If the Company experiences a substantial delay in marketing the LiL Marc and is unable to secure financing from the sale of its securities or from private lenders, the continuation of the Company as a going concern would be seriously jeopardized. Presently, the Company has no agreements or arrangements for possible future funding. There can be no assurance that such funding will be available to the Company in the future or, if available, the funds will be accessible on terms satisfactory to the Company.

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

     In June 1999, the Board of Director approved the payment of office rent of $450 per month for the Company's facilities that are shared with its President. The President has agreed to accrue all rents payable until such time as the Company begins to realize revenues. Payment of any accrued amount may be made in either cash or in shares of the Company's common stock. The Board also approved payment to its President and Secretary/Treasurer of monthly compensation of $750 and $250, respectively, which amounts will also be accrued until the Company realizes revenues. Payment of the accrued amounts may also be made in either cash or Company shares.

Net Operating Loss

     The Company had a net operating loss carryforwards of approximately $39,000 at June 30, 1999 compared to $30,000 as of December 31, 1998. Net operating loss carryforwards may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the six month period ended June 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

          No report on Form 8-K was filed by the Company during the three month period ended June 30, 1999.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIL MARC, INC.



Date:  August 16, 1999             By:  /S/  George I. Norman, III
                                        GEORGE I. NORMAN III
                                        C.E.O., C.F.O., President
                                        and Director



Date:  August 16, 1999             By  /S/ Laurie J. Norman
                                        LAURIE J. NORMAN
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)