Form 10QSB
period 1999-09-30
LIL MARC INC
filed 1999-11-15
CIK 1062128

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of September 30, 1999

Common Stock, $.01 par value                 1,681,666


                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . .              3

          Balance Sheets -- September 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . .              4

          Statements of Operations -- three and nine months
           ended September 30, 1999 and 1998 . . . . . . . . . . .          5

          Statements of Stockholders' Equity . . . . . . . . . . .          6

          Statements of Cash Flows -- three and nine months ended
           September 30, 1999 and 1998 . . . . . . . . . . . . . .          7

          Notes to Financial Statements  . . . . . . . . . . . . .          9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         12

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         16

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         16

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         16

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         16

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         17

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         18


                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                          LIL MARC, INC.


                       FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998



                         LIL MARC, INC.
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                        September 30,          December 31,
                                             1999                  1998
                                         (Unaudited)

CURRENT ASSETS

 Cash and cash equivalents               $   6,762              $  11,224

  Total Current Assets                       6,762                 11,224

OTHER ASSETS

 Patent (Note 2)                            14,324                 18,622

  Total Other Assets                        14,324                 18,622

  TOTAL ASSETS                           $  21,086              $  29,846


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                        $     150              $    -
 Accounts payable - related party (Note 9)   5,800                   -

  Total Current Liabilities                  5,950                   -

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

 Common stock; 5,000,000 shares authorized
  of $0.01 par value, 1,681,666 shares
  issued and outstanding                    16,816                 16,816
 Additional paid-in capital                 43,841                 43,841
 Deficit accumulated during the
  development stage                        (45,521)               (30,811)

  Total Stockholders' Equity                15,136                 29,846

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $ 21,086              $  29,846



                         LIL MARC, INC.
                 (A Development Stage Company)
                     Statements of Operations
                          (Unaudited)

                                                                      From
                                                                  Inception on
                                    For the         For the         April 22,
                             Nine Months Ended  Three Months Ended 1997 Through
                                 September 30,     September 30,   September 30,
                                 1999     1998      1999   1998       1999

SALES                         $     60  $   -     $   60  $  -     $     60

COST OF SALES                     -         -       -        -         -

GROSS MARGIN                        60      -         60     -           60

OPERATING EXPENSES

  General and administrative    10,472    13,082   4,846    3,765    30,206
  Amortization                   4,298     4,215   1,433    1,350    14,475

     Total Operating Expenses   14,770    17,297   6,279    5,115    44,681

     Loss from Operations      (14,710)  (17,297) (6,219)  (5,115)  (44,621)

OTHER INCOME (EXPENSE)

  Interest expense                -         -       -        -         (900)

     Total Other Income (Expense) -         -       -        -         (900)

NET LOSS                      $(14,710) $(17,297) $(6,219) $(5,115) $(45,521)

LOSS PER SHARE                $  (0.01) $  (0.01) $ (0.00) $ (0.00)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       1,681,666 1,656,665 1,681,666 1,681,666




                         LIL MARC, INC.
                 (A Development Stage Company)
                Statements of Stockholders' Equity

                                                                 Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Common Stock     Paid-in   Development
                                   Shares  Amount    Capital      Stage

Balance at inception                 -     $   -     $   -      $    -

Common stock issued for
 cash at $0.00 per share          666,666     6,666    (1,666)       -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                            400,000     4,000    (1,000)       -

Issuance of 540,000 shares of
 common stock at $0.10 per share  540,000     5,400    48,600        -

Stock offering costs                 -         -       (8,843)       -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                   -         -         -         (9,251)

Balance, December 31, 1997      1,606,666    16,066    37,091      (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                             75,000       750     6,750        -

Net loss for the year ended
 December 31, 1998                   -         -         -        (21,560)

Balance, December 31, 1998      1,681,666    16,816    43,841     (30,811)

Net loss for the nine months
 ended September 30, 1999
 (unaudited)                         -         -         -        (14,710)

Balance, September 30, 1999
 (unaudited)                    1,681,666  $ 16,816  $ 43,841  $  (45,521)




                              LIL MARC, INC.
                      (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)
                                                                       From
                                                                   Inception on
                                      For the           For the      April 22,
                               Nine Months Ended Three Months Ended 1997 Through
                                   September 30,     September 30, September 30,
                                  1999       1998    1999     1998       1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                      $(14,710) $(17,297) $(6,219) $ (5,115) $(45,520)
  Adjustments to reconcile net
   (loss) to net cash:
    Amortization                   4,298     4,215    1,433     1,350   14,475
  Changes in assets and liabilities:
    Increase (decrease) in accounts
    payable                        5,950    (1,232)   4,500       105    5,950
    Increase in organization cost   -         -        -         -        (150)

     Net Cash Used by
    Operating Activities          (4,462)  (14,314)    (286)   (3,660) (25,245)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of patent rights         -         -        -         -     (25,650)

     Net Cash Used by
    Investing Activities            -         -        -         -     (25,650)

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Stock offering costs              -         -        -         -      (8,843)
  Common stock issued for cash      -        7,500     -        7,500   66,500

    Net Cash Provided by
    Financing Activities            -        7,500     -        7,500   57,657

NET INCREASE (DECREASE)
 IN CASH                          (4,462)   (6,814)    (286)    3,840    6,762

CASH AT BEGINNING
 OF PERIOD                        11,224    20,762    7,048    10,108     -

CASH AT END OF PERIOD            $ 6,762   $13,948   $6,762   $13,948 $  6,762



                             LIL MARC, INC.
                      (A Development Stage Company)
                   Statements of Cash Flows (Continued)
                               (Unaudited)
                                                                        From
                                                                    Inception on
                                       For the           For the      April 22,
                               Nine Months Ended Three Months Ended 1997 Through
                                  September 30,      September 30, September 30,
                                   1999      1998     1999     1998     1999

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

  Interest                     $   -     $   -     $   -     $   -     $   -
  Income taxes                 $   -     $   -     $   -     $   -     $   -

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred
   interest acquired for common
    stock and assumption of
    note payable               $   -     $   -      $  -     $   -     $ 30,000



                         LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 1999 and December 31, 1998

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

    c.  Provision for Taxes

    At September 30, 1999, the Company has not accrued income taxes because it has net operating loss carryovers of approximately $45,000 which expires in 2014.

    d.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    e.  Patents

    The Company purchased the patent for the "Lil Marc" training urinal. Amortization is computed on the straight line method over the estimated life of the patent of 5 years. Amortization expense for the nine months ended September 30, 1999 and the year ended December 31, 1998 was $4,298 and $5,730, respectively.

                         September 30,             December 31,
                             1999                      1998
                          (Unaudited)

    Patent               $   28,650                $  28,650
    Amortization            (14,326)                 (10,028)

    Net                  $   14,324                $  18,622



                         LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 1999 and December 31, 1998

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

NOTE 4 - GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on April 22, 1997 through September 30, 1999. The Company plans to significantly increase sales of its urinal training products. The officers of the Company have committed to covering its operating expenses in the interim.



                          LIL MARC, INC.
                 (A Development Stage Company)
                Notes to the Financial Statements
             September 30, 1999 and December 31, 1998

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

Plan of Operations

     LiL Marc, Inc. (the "Company") began operations in 1997 by negotiating for and subsequently acquiring the U.S. patent rights to the LiL Marc Training Urinal, the trade name "LiL Marc" and the right to manufacture the product. The Company has realized only nominal revenues since inception. Management anticipates that meaningful sales could commence in the first quarter of 2000.

     The Company's current capital was provided by the sale of its common stock in 1997 and in 1998. Management believes that the Company's cash requirements can be satisfied with existing capital through approximately the end of 1999. It is anticipated that this capital will be used to finalize development of the LiL Marc including packaging design and preliminary marketing activities.

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

     The Company may have to seek interim financing, either debt or equity, to provide additional capital. Presently, the Company has no arrangements or definitive agreements for possible future funding. The Company would consider private funding or the private placement of its securities and/or a public offering. If the Company experiences a substantial delay in marketing the LiL Marc and is unable to secure financing from the sale of its securities or from private lenders, the continuation of the Company as a going concern would be seriously jeopardized. There can be no assurance that such funding will be available to the Company in the future or, if available, the funds will be accessible on terms satisfactory to the Company.

     The Company has completed most of the development of the LiL Marc and is currently concentrating on packaging and marketing. Management does not intend to consider any new products until such time as revenues are realized from the sale of the LiL Marc and the Company has sufficient capital to commence a new venture. However, the Company is exploring the possibility of developing variations of the standard LiL Marc product. One possibility is producing the LiL Marc in various colors in addition to the current porcelain white and adding plastic chrome attachments to highlight appearance. Another variable being investigated is implementing cartoon-like features that would slide on the neck of the Lil Marc, attach to the side and/or the base, which would give the appearance of a clown's head, hands and feet. The Company is also considering the addition of complementary accessories such as (a) LiL Marc floor mat for the user to stand on, (b) LiL Marc "sticky tabs" as goal rewards for the user, and (c) LIL Marc dye tablets that change color as the urinal is used. Management believes that the above innovations could be implemented with minimal capital expenditures and with little or no research and development. None of these variations have been incorporated into the product as of the date hereof. Presently the Company is concentrating on the packaging of the LiL Marc, which will be in a shrink-wrap design.

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

     The Board of Directors has also determined that it will explore, at least preliminarily, the possibility of acquiring or merging with other operating businesses or entities. Any such activities will be in addition to and not in lieu of the further development of the LiL Marc product. Because the Company's common stock is publicly traded, management believes the Company represents a valuable asset to other private businesses that are looking for a vehicle to become public. Management further believes that if an opportunity presents itself for the Company to merge with or acquire an operating business, it would be in the best interest of the Company and its shareholders to explore such opportunities. Presently, the Company has not identified any potential business opportunities nor has it entered into any arrangements or agreements with any such businesses.

Results of Operations

     During the three month period ending September 30, 1999 ("third quarter of 1999"), the Company realized its initial revenues of $60. General and administrative expenses for the third quarter and first nine months of 1999 were $4,846 and $10,472, respectively, compared to $3,765 and $13,082 for the comparable 1998 periods. Expenses for the first nine months of 1998 were higher due to legal and accounting costs associated with its initial public offering and filing of its initial registration statement with the Securities and Exchange Commission.
Amortization expenses were stable for the 1999 period compared to the 1998 periods. Management believes that expenses will remain relatively constant until it begins full marketing of the LiL Marc product. The net loss for the third quarter and first nine months of 1999 were $6,219 and $14,710, respectively, compared with $5,115 and $17,297 for the 1998 periods.

Liquidity and Capital Resources

     Working capital at September 30, 1999 was $15,136 compared to $11,224 at December 31, 1998. During the first nine months of 1999, cash decreased to $6,762 from $11,224 at December 31, 1998. For the third quarter of 1999 the Company's operating activities used $286 in cash compared to $3,660 cash used for the comparable 1998 period. This result was due primarily to the increase in accounts payable to two directors for accrued rent and compensation. Net cash used by operating activities for the first nine months of 1999 was $4,462 compared to $14,314 for the comparable 1998 period.
This decrease is also attributed to the increase in accounts payable and the decrease in the net loss.

     As of September 30, 1999, the Company had total assets of $21,086 and total stockholders' equity of $15,136. In comparison, as of December 31, 1998, the Company had total assets of $29,846 and total stockholders' equity of $29,846.

Net Operating Loss

     The Company had a net operating loss carryforwards of approximately $45,000 at September 30, 1999 compared to $30,000 as of December 31, 1998. Net operating loss carryforwards may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the nine month period ended September 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.



                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIL MARC, INC.



Date:  November 15, 1999           By:  /S/  George I. Norman, III
                                        GEORGE I. NORMAN III
                                        C.E.O., C.F.O., President
                                        and Director



Date:  November 15, 1999           By  /S/ Laurie J. Norman
                                        LAURIE J. NORMAN
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting
                                         Officer)