Form 10KSB
period 1999-12-31
LIL MARC INC
filed 2000-02-28
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

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

     State the issuer's revenues for its most recent fiscal year.
 $ 346

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 78,293  (Based on price of
$.165 per share as of February 24, 1999)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class              Outstanding as of Decmber 31, 1998
   Common Stock, $.01 Par Value                1,768,666

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]


                          LIL MARC, INC.

                        TABLE OF CONTENTS
                                                                          Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . .            3

Item 2.   Description of Property. . . . . . . . . . . . . . . .            9

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .            9

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .            9

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .            9

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .           13

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .           18

          Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .           27

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .           27

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .           28

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .           29

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .           30

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .           31

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .           32






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

    During 1999, the Company's Board of Directors determined that it will explore, at least preliminarily the possibility of acquiring or merging with other operating businesses or entities. Any such activities will be in addition to, and not in lieu of, the further development and marketing of the LiL Marc product. Management will investigate private businesses that may be looking for an opportunity to become part of a publicly traded company. If an attractive opportunity is presented to the Company management believes that it could be in the best interest of the Company and its shareholders to explore such an opportunity. As of the date hereof, the company has not identified any prospective opportunities, nor has it entered into any arrangement or agreement with any such potential business opportunity.

    In order create a better corporate structure that will benefit the Company in the event it is successful in locating a potential business opportunity, the Company created a subsidiary corporation on December 30, 1999, incorporated under the name of LILM, Inc., in the state of Nevada. The new corporation has an authorized capitalization of 25,000,000 shares of common shares, par value $.001 per share. The subsidiary was formed to continue the product development and marketing of the LiL Marc potty training urinal. All business in connection with this product will be conducted through the subsidiary. The Company has conveyed to the subsidiary all of its rights to the "LiL Marc" name and product, the production mold, existing inventory, US patent filings and related assets. Included in the conveyance to the subsidiary was any and all royalty obligations in the patent license agreement. All of the Company's obligation and responsibility to pay a royalty to the inventor of the LiL Marc has been assumed by the subsidiary. In exchange for the conveyance to the subsidiary, the subsidiary issued to the Company 1,000,000 shares of its authorized but previously unissued common stock. No other shares of the subsidiary's common stock have been issued.

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

    Initially, the Company plans to attend and display its product at key trade shows for the baby/infant industry at which major retail outlets are represented. In the United States there are generally between three to five major trade shows for baby products held annually, with the largest being in Dallas, Texas. The Company presently plans to attend the JPMA National Trade Show in Dallas to be held in August 2000.

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

    All rights to the patent, the trade name "LiL Marc" and the rights to manufacture the product were assigned on December 31, 1999 to the Company's wholly owned subsidiary, LILM, Inc. The Company has submitted the Patent Assignment to the United States Patent Office in Washington D.C. In connection with the assignment of the patent, the subsidiary will assume all obligations to pay an ongoing royalty to the inventor of $.0.25 per urinal sold, due each year on March 31 beginning in March 2000. As of the date hereof, no royalty has been paid to the inventor. The Company anticipates that in the future it will file, most likely through its subsidiary, additional patent applications if new and/or improved products are developed.

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

    In June 1999, the Board of Directors approved the payment of office rent of $450 per month for the Company's facilities that are shared with its President. The President has agreed to accrue all rents payable in cash until such time as the Company begins to realize revenues. Payment of any accrued amount may be made in either cash or in shares of the Company's common stock. On December 30, 1999 the Company issued to its President 27,000 shares of its common stock, valued at $.10 per share, or $2,700, to satisfy any accrued rent for the period ending December 31, 1999.

Litigation

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Industry Segments

    No information is presented as to industry segments. The Company is presently engaged in a single line of business, the development and marketing of the LiL Marc product. Reference is made to the statements of income contained in the financial statements included herein for a statement of the Company's revenues and operating profit (loss) for the past two fiscal years.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

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

                                                           High           Low
          1998
               First Quarter . . . . . . . . . .           $.10           $.10
               Second Quarter. . . . . . . . . .           $.10           $.10
               Third Quarter . . . . . . . . . .           $.13           $.10
               Fourth Quarter  . . . . . . . . .           $.13           $.10
          1999
               First Quarter . . . . . . . . . .           $.125          $.125
               Second Quarter. . . . . . . . . .           $.15           $.125
               Third Quarter . . . . . . . . . .           $.25           $.125
               Fourth Quarter. . . . . . . . . .           $.15           $.14


     As of December 31, 1999, the Company had issued and outstanding 1,768,666 shares of Common stock and there were approximately 60 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

     On December 30, 1999, the Company issued 27,000 shares of its common stock, valued at $.10 per share, to Alewine Limited Liability Company to satisfy an rental payments accrued during 1999. The Company also issued 45,000 shares to its President, George I. Norman III, and 15,000 shares to its Secretary/Treasurer, Laurie J. Norman, as payment for salaries accrued during 1999. These shares were also valued at $.10 per share.

     With respect to the 1,141,666 shares issued to Alewine Limited Liability Company in 1997 and the 87,000 shares issued on December 30, 1999, the Company relied on the exemption from registration under the Act provided by Sections 4(2) and 4(6) of the Act. Certificates representing these shares must bear appropriate restrictive legends preventing their transfer except in accordance with the Act and the regulations promulgated thereunder. In addition, stop transfer instructions pertaining to these shares have been lodged with the Company's transfer agent. On March 30, 1998, Alewine transferred 570,833 shares to Linda M. Bryson in a private transaction. This transfer was not deemed to be a distribution and therefore exempt from the registration provisions of the Act pursuant to Section 4(1) of the Act. The 570,833 shares remain restricted securities.

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

     The Company does not anticipate making any significant capital expenditures on plant facilities or equipment. The LiL Marc and stand will be manufactured by sub-contractors and packaged by the Company. There are no current plans for the Company to become engaged in the manufacturing of any of its products.

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

     In 1999, the Company's Board of Directors set forth a policy to explore the possibility of acquiring or merging with other operating businesses or entities. This activity will be in addition to the Company's ongoing development and marketing of the LiL Marc. The Company has also created a subsidiary corporation, LILM, Inc. to continue the product development and marketing of the LiL Marc., and has conveyed to the subsidiary all of its rights to the "LiL Marc name, product, patents and royalty obligations. All business in connection with this product will be conducted through the subsidiary.

Net Operating Losses

     The Company has accumulated approximately $51,000 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 7.   Financial Statements

     The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.





                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors
LiL Marc, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of LiL Marc, Inc. and Subsidiary (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and for the period from inception on April 22, 1997 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of LiL Marc, Inc. and Subsidiary (a development stage company) as of December 31, 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from inception April 22, 1997 through December 31, 1999, in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
Salt Lake City, Utah
February 11, 2000


                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS


                                                              December 31,
                                                                  1999

CURRENT ASSETS

  Cash and cash equivalents                                  $      5,988

     Total Current Assets                                           5,988

OTHER ASSETS

  Patent (Note 2)                                                  12,892

     Total Other Assets                                            12,892

     TOTAL ASSETS                                            $     18,880


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                           $      1,500

     Total Current Liabilities                                      1,500

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock; 5,000,000 shares authorized of $0.01
   par value, 1,768,666 shares issued and outstanding              17,686
  Additional paid-in capital                                       51,671
  Deficit accumulated during the development stage                (51,977)

     Total Stockholders' Equity                                    17,380

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    18,880


                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
              Consolidated Statements of Operations


                                                                From
                                                            Inception on
                                                             April 22,
                                     For the Years Ended    1997 Through
                                         December 31,       December 31,
                                      1999          1998        1999

SALES                            $       346   $      -      $     346

COST OF SALES                           -             -           -

GROSS MARGIN                             346          -            346

OPERATING EXPENSES

  General and administrative          15,782        15,701      35,515
  Amortization                         5,730         5,859      15,908

     Total Operating Expenses         21,512        21,560      51,423

     Loss from Operations            (21,166)      (21,560)    (51,077)

OTHER INCOME (EXPENSE)

  Interest expense                      -             -           (900)

     Total Other Income (Expense)       -             -           (900)

NET LOSS                        $    (21,166)  $   (21,560)  $ (51,977)

LOSS PER SHARE                  $      (0.01)  $     (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             1,681,904   $ 1,669,326


                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity


                                                                    Deficit
                                                                  Accumulated
                                                     Additional    During the
                                    Common Stock       Paid-in    Development
                                  Shares     Amount    Capital        Stage

Balance at inception                 -      $   -      $   -      $    -

Common stock issued for
 cash at $0.00 per share          666,666      6,666     (1,666)       -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                            400,000      4,000     (1,000)       -

Issuance of 540,000 shares of
 common stock at $0.10 per share  540,000      5,400     48,600        -

Stock offering costs                 -          -        (8,843)       -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                   -          -          -         (9,251)

Balance, December 31, 1997      1,606,666     16,066     37,091      (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                             75,000        750      6,750        -

Net loss for the year ended
 December 31, 1998                   -          -          -        (21,560)

Balance, December 31, 1998      1,681,666     16,816     43,841     (30,811)

Issuance of 87,000 shares of
 common stock at $0.10 per share   87,000        870      7,830        -

Net loss for the year ended
 December 31, 1999                   -          -          -        (21,166)

Balance, December 31, 1999      1,768,666   $ 17,686   $ 51,671   $ (51,977)


                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                                       From
                                                                    Inception on
                                                                     April 22,
                                                For the Years Ended 1997 Through
                                                      December 31,  December 31,
                                                    1999       1998     1999
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $ (21,166) $ (21,560) $ (51,977)
  Adjustments to reconcile net (loss) to net cash:
    Amortization                                    5,730      5,859     15,758
    Common stock for services                       8,700       -         8,700
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable         1,500     (1,337)     1,500

     Net Cash Used by Operating Activities         (5,236)   (17,038)   (26,019)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of patent rights                          -          -       (28,650)

     Net Cash Used by Investing Activities           -          -       (28,650)

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                               -          -        (5,843)
  Common stock issued for cash                       -         7,500     66,500

    Net Cash Provided by Financing Activities        -         7,500     60,657

NET INCREASE (DECREASE) IN CASH                    (5,236)    (9,538)     5,988

CASH AT BEGINNING OF PERIOD                        11,224     20,762       -

CASH AT END OF PERIOD                            $  5,988   $ 11,224  $   5,988


SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                       $   -      $   -     $    -
  Income taxes                                   $   -      $   -     $    -

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred interest acquired for
   common stock and assumption of note payable   $   -      $   -     $  30,000

  Common stock issued for services               $  8,700   $   -     $   8,700


                 LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

    LiL Marc, Inc. (a development stage company) (The Company) was incorporated under the laws of the State of Nevada on April 22, 1997. The Company was organized to engage in the marketing of the "LiL Marc" training urinal. The Company is considered a development stage company as defined in SFAS No. 7.

    LILM, Inc. was incorporated as a wholly owned subsidiary of LiL Marc, Inc. under the laws of the State of Nevada on December 30, 1999. LILM, Inc. was organized to continue with the product development and sales of the "LiL Marc" training urinal.

NOTE 2 - SUMMARY OF SIGNIFICNT ACCOUNTING POLICIES

    a.  Accounting Method

    The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

    b.  Loss Per Share

    The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

    c.  Provision for Taxes

    The Company's tax basis is the same as the Company's financial statement basis. The company has net operating loss carryforwards of approximately $51,000 available to offset future federal and state income tax through 2014. The company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

    d.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    e.  Patents

    The Company purchased the patent for the "LiL Marc" training urinal. Amortization is computed on the straight line method over the estimated life of the patent of 5 years. Amortization expense for the year ended December 31, 1999 and 1998 was $5,730 and $5,730, respectively.
                                      December 31,
                                          1999

    Patent                           $     28,650
    Amortization                          (15,758)

    Net                              $     12,892


                 LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  g.  Advertising

  The Company follows the policy of charging the costs of advertising to expense as incurred.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  In 1997, the Company had issued 400,000 shares of its common stock to its shareholders for the assignment of the patent rights to the "LiL Marc" training urinal.

  In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share for gross services valued at $8,700 to its president

NOTE 4 - GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on April 22, 1997 through December 31, 1999. The Company plans to significantly increase sales of its urinal training products. The officers of the Company have committed to covering its operating expenses in the interim.


                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        December 31, 1999

NOTE 5 - COMMITMENTS AND CONTINGENCIES - ROYALTY PAYABLE

  The Company has agreed to pay a royalty of $0.25, for each training urinal sold, to the inventor of the "LiL Marc" product.

NOTE 6 - FORWARD STOCK SPLIT

  On September 4, 1997, the shareholders' meeting approved a 2-for-1 forward stock split. The forward stock split is reflected in these financial statements on a retroactive basis.

NOTE 7 - PUBLIC OFFERING

  In 1997, the Company offered to the public 1,000,000 shares of its authorized common stock at $0.10 per share. The costs of the offering of $8,843 have been charged to the proceeds of the offering. 540,000 shares were issued for a total of $54,000.

NOTE 8 - SUBSEQUENT EVENTS

  On February 3, 2000 LiL Marc, Inc. assigned the rights of the patent for the "LiL Marc" training urinal to its subsidiary LILM, Inc.


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                             PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

            Name              Age            Position
     George I. Norman III     45        President, Chief Executive
                                        Officer and Director
     Laurie J. Norman         37        Secretary / Treasurer and
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

    The business experience of each of the persons listed above during the past five years is as follows:

    George I. Norman, III, age 45, attended the University of Utah from 1973 to 1975, studying general education, accounting, business and finance. Mr. Norman returned to the University in 1979 and continued his studies in humanities, science, and finance. Mr. Norman has been self-employed since 1979 in Salt Lake City, Utah, as a financial and marketing consultant. He is married to Laurie
J. Norman, the Company's Secretary-Treasurer.

    Laurie J. Norman, age 37, graduated in 1985 from Adams State College in Alamosa, Colorado, with a Bachelor of Science degree in biology. She studied German at the Goethe Institute in Murnau, Republic of Germany in 1990. Mrs. Norman has worked with children and adults as a ski instructor in the United States and New Zealand. She is currently employed at the Alta ski area in Utah, where she organizes a youth ski club and continues to teach skiing to adults and children. Mrs. Norman also worked in the main offices of the Alta ski resort. Laurie J. Norman is the wife of George I. Norman, III, the Company's president and founder.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 3 and/or Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

    The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Since the Company's inception, it has not paid any salaries or other compensation to its officers, directors or employees. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.
It is intended that the Company's two directors, who are the only employees, will accrue any cash compensation until such time as the Company is generating revenues from the sale of the LiL Marc. Accruals may be paid in cash or in Company stock. In June 1999, the Board approved monthly compensation of $750 and $250 to its President and Secretary/Treasurer, respectively. On December 30, 1999, accrued salaries to the Company's President and Secretary/Treasurer were paid in the aggregate of 60,000 shares of common stock valued at $.10 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

    The following table sets forth information, to the best knowledge of the Company as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common stock, each director of the Company and all directors and officers of the Company as a group.

 Name and Address                 Amount and Nature of            Percent
of Beneficial Owner               Beneficial Ownership          of Class(1)
Alewine Limited                           663,333                  33.8%
 Liability Company (2)
  3305 West Spring
  Mountain Rd. #60
  Las Vegas, NV 89102
George I. Norman III*                      45,000                   2.5%
  149 East 900 South
  Salt Lake City, UT  84111
Laurie J. Norman*                          15,000                   0.8%
  149 East 900 South
  Salt Lake City, UT  84111
Linda M. Bryson                           570,833                  32.3%
  9980-96 Scripps Vista Way
  San Diego, CA 92131
All directors and officers                723,333(3)               40.9%
  a group (2 persons)

      *   Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 1,768,666 shares of Common stock outstanding on December 31, 1999.

     (2) Alewine Limited Liability Company is a Nevada limited liability company ("Alewine") managed by George I. Norman III, the Company's President, through which his self-employment consulting business is conducted. Alewine is principally owned by a Norman family trust. By resolution of its members, Mr. Norman has voting and investment control over Alewine.

     (3)  Includes 597,833 shares owned by Alewine.

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

     The Company rents office space from its President, George I Norman III, which facilities serve as the Company's principal place of business. Rent is payable at the rate of $450 per month which management believes is based on values relative to the existing market for similar facilities. Presently, the Company is not paying rent to Mr. Norman, rather the rent is being accrued to be paid at a time when the Company has sufficient capital to cover such expense. Mr. Norman has agreed to accrue the rent payments beginning June 1, 1998, and will subsequently accept payment in either cash or in shares of the Company's common stock. On December 31, 1999, the Company paid 27,000 shares of common stock in lieu of accrued rents. At the direction of Mr. Norman, the shares were issued to Alewine Limited Liability Company.

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

          21.1 Subsidiary

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

Dated:  February 28, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                       Date


                              C.E.O., C.F.O.        February 28, 2000
 /S/ George I. Norman, III    President and Director
    George I. Norman, III


                              Secretary/Treasurer   February 28, 2000
 /S/ Laurie J. Norman         and Director
    Laurie J. Norman          (Principal Accounting Officer)