Form 10QSB
period 2000-03-31
LIL MARC INC
filed 2000-05-05
CIK 1062128

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 2000

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class               Outstanding as of March 31, 2000

  Common Stock, $.01 par value                 1,768,666



                        TABLE OF CONTENTS
Heading                                                    Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .          3

          Independent Accountants' Review Report . . . . . . . . .          4

          Consolidated Balance Sheets -- March 31, 2000
            and December 31, 1999. . . . . . . . . . . . . . . . .          5

          Consolidated Statements of Operations -- three
            months ended March 31, 2000 and 1999 . . . . . . . . .          6

          Consolidated Statements of Stockholders' Equity. . . . .          7

          Consolidated Statements of Cash Flows -- three
            Months ended March 31, 2000 and 1999 . . . . . . . . .          9

          Notes to Consolidated Financial Statements . . . . . . .         10

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         13

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         16

Item 2.   Changes In Securities and Use of Proceeds. . . . . . . .         16

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         16

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         17

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         17

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         18



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 2000, have been prepared by the Company.















                          LIL MARC, INC.


                       FINANCIAL STATEMENTS

               March 31, 2000 and December 31, 1999



             INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Lil Marc, Inc. and Subsidiary
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Lil Marc, Inc. and Subsidiary as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Lil Marc, Inc. and Subsidiary as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 4, 2000

                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS


                                                  March 31,        December 31,
                                                     2000              1999
                                                 (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                      $    2,387        $    5,988

     Total Current Assets                             2,387             5,988

OTHER ASSETS

  Patent (Note 2)                                    11,459            12,892

     Total Other Assets                              11,459            12,892

     TOTAL ASSETS                                $   13,846        $   18,880


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $     -           $    1,500
  Accrued expenses                                    8,700              -

     Total Current Liabilities                        8,700             1,500

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY

  Common stock; 5,000,000 shares authorized
   of $0.01 par value, 1,768,666 and
   1,768,666 shares issued and outstanding,
   respectively                                      17,686            17,686
  Additional paid-in capital                         51,671            51,671
  Deficit accumulated during the
   development stage                                (64,211)          (51,977)

     Total Stockholders' Equity                       5,146            17,380

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   13,846        $   18,880



                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
              Consolidated Statements of Operations
                          (Unaudited)


                                                                  From
                                                               Inception on
                                                                 April 22,
                                    For the Three Months Ended 1997 Through
                                              March 31,          March 31,
                                          2000        1999         2000

SALES                                  $    -       $   -       $    346

COST OF SALES                               -           -           -

GROSS MARGIN                                -           -            346

OPERATING EXPENSES

  General and administrative              10,801         197      46,466
  Amortization                             1,433       1,433      17,191

     Total Operating Expenses             12,234       1,630      63,657

     Loss from Operations                (12,234)     (1,630)    (63,311)

OTHER INCOME (EXPENSE)

  Interest expense                          -           -           (900)

     Total Other Income (Expense)           -           -           (900)

NET LOSS                               $ (12,234)   $ (1,630)   $(64,211)

BASIC LOSS PER SHARE                   $   (0.01)   $  (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                 1,768,666   1,681,666




                 LIL MARC, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                Statements of Stockholders' Equity


                                                                    Deficit
                                                                  Accumulated
                                                     Additional   During the
                                    Common Stock       Paid-in    Development
                                  Shares     Amount    Capital       Stage

Balance at inception                 -      $   -      $   -       $    -

Common stock issued for
 cash at $0.00 per share          666,666      6,666     (1,666)        -

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                           400,000       4,000     (1,000)        -

Issuance of 540,000 shares of
 common stock at $0.10 per share 540,000       5,400     48,600         -

Stock offering costs                -           -        (8,843)        -

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                  -           -          -          (9,251)

Balance, December 31, 1997     1,606,666      16,066     37,091       (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                            75,000         750      6,750         -

Net loss for the year ended
 December 31, 1998                  -           -          -         (21,560)

Balance, December 31, 1998     1,681,666      16,816     43,841      (30,811)

Issuance of 87,000 shares of
 common stock at $0.10
 per share                        87,000         870      7,830         -

Net loss for the year ended
December 31, 1999                   -           -          -         (21,166)

Balance, December 31, 1999     1,768,666    $ 17,686   $ 51,671    $ (51.088)




                 LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Continued)


                                                                     Deficit
                                                                   Accumulated
                                                       Additional   During the
                                     Common Stock        Paid-in   Development
                                  Shares      Amount     Capital      Stage

Balance, December 31, 1999      1,768,666    $ 17,686   $ 51,671   $ (51,977)

Net loss for the three months
 ended March 31, 2000
 (unaudited)                         -           -          -        (12,234)

Balance, March 31, 2000
 (unaudited)                    1,768,666    $ 17,686   $ 51,671   $ (64,211)




                  LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
              Consolidated Statements of Cash Flows
                          (Unaudited)

                                                                       From
                                                                    Inception on
                                                                      April 22,
                                        For the Three Months Ended  1997 Through
                                                     March 31,        March 31,
                                                 2000         1999       2000

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                    $ (12,234)  $  (1,630)  $ (64,211)
  Adjustments to reconcile net (loss) to net
   cash (used) by operating activities:
    Amortization                                  1,433       1,433      17,191
    Common stock for services                      -           -          8,700
  Changes in assets and liabilities:
    Increase (decrease) in accounts payable      (1,500)       -           -
    Increase (decrease) in accrued expenses       8,700        -          8,700

     Net Cash (Used) by Operating Activities     (3,601)       (197)    (29,620)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of patent rights                        -           -        (28,650)

     Net Cash Used by Investing Activities         -           -        (28,650)

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                             -           -         (5,843)
  Common stock issued for cash                     -           -         66,500

    Net Cash Provided by Financing Activities      -           -         60,657

NET INCREASE (DECREASE) IN CASH                  (3,601)       (197)      2,387

CASH AT BEGINNING OF PERIOD                       5,988      11,224        -

CASH AT END OF PERIOD                          $  2,387    $ 11,027    $  2,387

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                     $   -       $   -       $   -
  Income taxes                                 $   -       $   -       $   -

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred interest
   acquired for common stock and assumption
   of note payable                             $   -       $   -       $ 30,000
  Common stock issued for services             $   -       $   -       $  8,700



                 LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

    Lil Marc, Inc. (a development stage company) (The Company) was incorporated under the laws of the State of Nevada on April 22, 1997. The Company was organized to engage in the marketing of the "Lil Marc" training urinal. The Company is considered a development stage company as defined in SFAS No. 7.

    LILM, Inc. was incorporated as a wholly-owned subsidiary of Lil Marc, Inc. under the laws of the State of Nevada on December 30, 1999. LILM, Inc. was organized to continued with the product development and sales of the "Lil Marc" training urinal.

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

    c.  Provision for Taxes

    The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $64,000 available to offset future federal and state income tax through 2019. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

    d.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.





                 LIL MARC, INC. AND SUBSIDIARY
                 (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               March 31, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    e.  Patents

    The Company purchased the patent for the "Lil Marc" training urinal. Amortization is computed on the straight-line method over the estimated life of the patent of 5 years. Amortization expense for the three months ended March 31, 2000 and the year ended December 31, 1999 was $1,433 and $5,730, respectively.

                              March 31,    December 31,
                                2000          1999
                             (Unaudited)

                 Patent       $  28,650    $  28,650
                 Amortization   (17,191)     (15,758)

                 Net          $  11,459    $  12,892

  On February 3, 2000, Lil Marc, Inc. assigned the rights of the patent for the "Lil Marc" training urinal to its subsidiary, LILM, Inc.

    f.  Advertising

    The Company follows the policy of charging the costs of advertising to expense as incurred.

  g. Estimates

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

  h.  Revenue Recognition

  Revenue is recognized upon delivery of the "Lil Marc" training urinals.

  The Company expects to generate revenue from sales of its products throughout the United States.

  i. Inventory

  The Company's inventory of "Lil Marc" training urinals has been recorded at predecessor cost of $ -0-.

  j. Stock Offering Costs

  Costs incurred in connection with the Company's stock offering have been capitalized and were charged to the proceeds of the offering upon its completion.



                         LIL MARC, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 2000 and December 31, 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

  In 1997, the Company had issued 400,000 shares of its common stock to its shareholders for the assignment of the patent rights to the "Lil Marc" training urinal.

  In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share for gross services valued at $8,700 to its president.

NOTE 4 - GOING CONCERN

  The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on April 22, 1997 through December 31, 1999. The Company plans to significantly increase sales of its urinal training products. The officers of the Company have committed to covering its operating expenses in the interim.

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



Item 2. Management's Discussion and Analysis or Plan of Operations

     The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

     The Company began operations in 1997 by negotiating for and subsequently acquiring the U.S. patent rights to the LiL Marc Training Urinal, the trade name "LiL Marc" and the right to manufacture the product. Although the Company has yet to realized revenues, management anticipates sales to begin in the second or third quarter of 2000.

     The Company's current capital was provided by the sale of its common stock in 1997 and in 1998. Management believes that cash requirements can be satisfied with existing capital until approximately the second quarter of 2000. It is anticipated that this capital will be used to finalize development of the LiL Marc including packaging design and preliminary marketing activities. Management anticipates that the Company will likely require further capital of approximately $200,000 within the next six to twelve months in order to properly facilitate production and distribution channels. This additional capital is expected to come from sales of the LiL Marc, however, if initial marketing is delayed or revenues are not adequate to satisfy its capital needs, the Company will have to explore other alternatives for funding.

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

     In 1999, the Company's Board of Directors set forth a policy to explore the possibility of acquiring or merging with other operating businesses or entities. This activity will be in addition to the Company's ongoing development and marketing of the LiL Marc. The Company has also created a subsidiary corporation, LILM, Inc. to continue the product development and marketing of the LiL Marc., and has conveyed to the subsidiary all of its rights to the "LiL Marc" name, product, patents and royalty obligations. All business in connection with this product will be conducted through the subsidiary. The accrual of rents and salaries as set forth above will now be treated as expenses to the subsidiary.

Results of Operations

     The Company did not realize any revenues during the three month period ended March 31, 2000 ("fist quarter of 2000"), nor during the corresponding 1999 period. General and administrative expenses for the first of 2000 were $10,801 compared to $197 for the first quarter of 1999. Expenses for the first quarter of 2000 increased due to rent and salaries that began to accrue in June 1999, and due to the costs of organizing the Company's subsidiary. Amortization expenses of $1,433 for the first quarter of 2000 equaled that of the comparable 1999 period. Management believes that expenses will remain relatively constant until it begins full marketing of the LiL Marc product. The net loss for the first quarter of 2000 was $12,234, compared with $1,630 for the 1999 period. Although the Company had nominal revenues during the last half of 1999, it does not anticipate additional revenues until it can finalize its marketing plans for the LiL Marc product.

Liquidity and Capital Resources

     The Company had negative working capital at March 31, 2000 of $6,313 compared to positive working capital of $4,488 at December 31, 1999. During the first three months of 2000, cash decreased to $2,387 from $5,988 at December 31, 1999, primarily due to payments for general operating expenses. For the first quarter of 2000 the Company's operating activities used $3,601 in cash compared to $197 used for the comparable 1999 period. This result was due primarily to the increases in the net loss and accounts payable to two directors for accrued rent and compensation. The results were partially offset by the 8,700 increase in accrued expenses.

     As of March 31,2000, the Company had total assets of $13,846 and total stockholders' equity of $5,146. In comparison, as of December 31, 1999, the Company had total assets of $18,880 and total stockholders' equity of $17,380.

Net Operating Loss

     The Company has accumulated approximately $51,000 of net operating loss carryforwards as of December 31, 1999, and approximately $64,000 at March 31, 2000. This carryforward may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2019. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or the three month period ended March 31, 2000 because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 - Financial Data Schedules

     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.


                            SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIL MARC, INC.



Date: May 5, 2000                  By:  /S/  George I. Norman, III
                                        GEORGE I. NORMAN III
                                        C.E.O., C.F.O., President
                                        and Director



Date: May 5, 2000                  By  /S/ Laurie J. Norman
                                        LAURIE J. NORMAN
                                        Secretary/Treasurer,  and
                                        Director
                                        (Principal Accounting Officer)