Form 10QSB
period 2000-06-30
LIL MARC INC
filed 2000-08-18
CIK 1062128

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended June 30, 2000

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                     Commission File Number:    0-24431
                                                -------

                                 LIL MARC, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


             Nevada                                         84-1417774
-------------------------------------------------------------------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

   830 Third Avenue, New York, New York                        10022
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

                                  212-829-5800
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                    149 East 900 South, Salt Lake City, Utah 84111
-------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---              ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, as of August 8, 2000, was 2,668,666 shares.

Transitional Small Business Disclosure Format (check one):

Yes            No  X
    ---           ---

                                 LIL MARC, INC.

                              INDEX TO FORM 10-QSB

                                                                                                PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                                   3

         Balance Sheets as of June 30, 2000 (Unaudited)                                           3
            and December 31, 1999

         Statements of Operations (Unaudited) for the Six Months and                              4
            Three Months Ended June 30, 2000 and 1999 and
             from Inception through June 30, 2000

         Statements of Stockholders' Equity from Inception                                        5
            through June 30, 2000

         Statements of Cash Flows (Unaudited) for the Six Months and                              7
           Three Months Ended June 30, 2000 and 1999 and
            from Inception through June 30, 2000

         Notes to Financial Statements                                                            9


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             12


PART II.  OTHER INFORMATION                                                                      14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                             14


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                      14

SIGNATURES                                                                                       15

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 LIL MARC, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                                            June 30,      December 31,
                                                                              2000           1999
                                                                           -----------    ------------
                                                                           (Unaudited)

                                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                    $ 250,000    $   5,988
                                                                              ---------    ---------
    Total Current Assets                                                        250,000        5,988
                                                                              ---------    ---------
OTHER ASSETS
  Patent (Note 2)                                                                    --       12,892
                                                                              ---------    ---------
     Total Other Assets                                                              --       12,892
                                                                              ---------    ---------
     TOTAL ASSETS                                                             $ 250,000    $  18,880
                                                                              =========    =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $      --    $   1,500
                                                                              ---------    ---------
     Total Current Liabilities                                                       --        1,500
                                                                              ---------    ---------
STOCKHOLDERS' EQUITY
  Common stock; 5,000,000 shares authorized of $0.01
   par value, 2,668,666 and 1,768,666 shares issued and
   outstanding, respectively                                                     26,686       17,686
  Additional paid-in capital                                                    292,671       51,671
  Deficit accumulated during the development stage                              (69,357)     (51,977)
                                                                              ---------    ---------
     Total Stockholders' Equity                                                 250,000       17,380
                                                                              ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 250,000    $  18,880
                                                                              =========    =========

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                      From
                                              For the              For the         Inception on
                                        Six Months Ended      Three Months Ended     April 22,
                                              June 30,              June 30,       1997 Through
                                       -------------------    ------------------     June 30,
                                        2000         1999       2000      1999        2000
                                       --------  ---------    -------    -------   ------------

SALES                                  $     --    $    --    $   --     $    --    $    346
COST OF SALES                                --         --        --          --          --
                                       --------    -------    -------    -------    --------
GROSS MARGIN                                 --         --        --          --         346
                                       --------    -------    -------    -------    --------

OPERATING EXPENSES
  General and administrative             13,536      5,626      2,735      5,430      49,201
  Amortization                            1,433      2,865         --      1,433      17,191
                                       --------    -------    -------    -------    --------
     Total Operating Expenses            14,969      8,491      2,735      6,863      66,392
                                       --------    -------    -------    -------    --------
     Loss from Operations               (14,969)    (8,491)    (2,735)    (6,863)    (66,046)

OTHER INCOME (EXPENSE)
  Loss on sale of subsidiary             (2,411)        --    (2,411)         --      (2,411)
  Interest expense                           --         --        --          --        (900)
                                       --------    -------    -------    -------    --------
     Total Other Income (Expense)        (2,411)        --    (2,411)         --      (3,311)
                                       --------    -------    -------    -------    --------
NET LOSS                               $(17,380)   $(8,491)   $(5,146)   $(6,863)   $(69,357)
                                       ========    =======    =======    =======    ========
NET LOSS PER SHARE                     $  (0.01)   $ (0.01)   $ (0.00)   $ (0.00)
                                       ========    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                            Deficit
                                                                          Accumulated
                                                            Additional    During the
                                        Common Stock         Paid-in      Development
                                    Shares       Amount      Capital         Stage
                                    ------       ------    -----------    -----------

Balance at inception                      --   $      --   $      --    $      --

Common stock issued for
 cash at $0.00 per share             666,666       6,666      (1,666)          --

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share                               400,000       4,000      (1,000)          --

Issuance of 540,000 shares of
 common stock at $0.10 per share     540,000       5,400      48,600           --

Stock offering costs                      --          --      (8,843)          --

Net loss from inception on
 April 22, 1997 through
 December 31, 1997                        --          --          --       (9,251)
                                   ---------   ---------   ---------    ---------
Balance, December 31, 1997         1,606,666      16,066      37,091       (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share                                75,000         750       6,750           --

Net loss for the year ended
 December 31, 1998                        --          --          --      (21,560)
                                   ---------   ---------   ---------    ---------
Balance, December 31, 1998         1,681,666      16,816      43,841      (30,811)

Issuance of 87,000 shares of
 common stock at $0.10
 per share                            87,000         870       7,830           --

Net loss for the year ended
 December 31, 1999                        --          --          --      (21,166)
                                   ---------   ---------   ---------    ---------
Balance, December 31, 1999         1,768,666   $  17,686   $  51,671    $ (51,977)
                                   ---------   ---------   ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                                                 Deficit
                                                                               Accumulated
                                                                Additional     During the
                                           Common Stock          Paid-in       Development
                                       Shares       Amount       Capital          Stage
                                     ---------    ----------    -----------   --------------
Balance, December 31, 1999           1,768,666    $   17,686    $   51,671   $  (51,977)

Sale of wholly-owned subsidiary,
 LILM, Inc., (Note 1) (unaudited)     (100,000)       (1,000)        1,000           --

Common stock issued for cash
 at $0.25 per share (unaudited)      1,000,000        10,000       240,000           --

Net loss for six months ended
 June 30, 2000 (unaudited)                  --            --            --      (17,380)
                                    ----------    ----------    ----------   ----------
Balance, June 30, 2000
 (unaudited)                         2,668,666    $   26,686    $  292,671   $  (69,357)
                                    ==========    ==========    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                     From
                                                        For the                             For the              Inception on
                                                     Six Months Ended                Three Months Ended             April 22,
                                                       June 30,                            June 30,              1997 Through
                                          ---------------------------------  ---------------------------------      June 30,
                                              2000             1999               2000               1999            2000
                                          ----------------  ---------------  ----------------  ---------------  ----------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                               $(17,380)          $ (8,491)           $  (5,146)         $(6,863)        $(69,357)
  Adjustments to reconcile net
   loss to net cash used by operating
   activities:
    Amortization                            1,433              2,865                   --            1,433           17,191
   Loss on sale of subsidiary               2,411                 --                2,411               --            2,411
   Common stock issued for services            --                 --                   --               --            8,700
  Changes in assets and liabilities:
    Increase (decrease) in accounts
     payable                               (1,500)             1,450                   --            1,450               --
   Increase (decrease) in accrued
    expenses                                9,048                 --                  348               --            9,048
                                         ---------          --------            ---------        ---------        ---------
     Net Cash Used by
      Operating Activities                 (5,988)            (4,176)              (2,387)          (3,980)         (32,007)
                                         ---------          --------            ---------        ---------        ---------
CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of patent rights                    --                 --                   --               --          (28,650)
                                         ---------          --------            ---------        ---------        ---------
     Net Cash Used by
      Investing Activities                     --                 --                   --               --          (28,650)
                                         ---------          --------            ---------        ---------        ---------
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Stock offering costs                         --                 --                   --               --           (5,843)
  Common stock issued for cash            250,000                 --              250,000               --          316,500
                                         ---------          --------            ---------        ---------        ---------
    Net Cash Provided by
      Financing Activities                250,000                 --              250,000               --          310,657
                                        ---------           --------            ---------        ---------        ---------
NET INCREASE (DECREASE)
 IN CASH                                  244,012             (4,176)             247,613           (3,980)         250,000

CASH AT BEGINNING
 OF PERIOD                                  5,988             11,223                2,387           11,027               --
                                        ---------           --------            ---------        ---------        ---------
CASH AT END OF PERIOD                   $ 250,000          $   7,047            $ 250,000        $   7,047        $ 250,000
                                        =========           ========            =========        =========        =========



   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                  From
                                                For the                   For the             Inception on
                                            Six Months Ended         Three Months Ended         April 22,
                                                 June 30,                 June 30,            1997 Through
                                        -------------------------  ------------------------      June 30,
                                            2000          1999         2000         1999         2000
                                        -----------   -----------  ------------  ----------   -------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                              $        --   $       --   $        --   $       --   $    --
  Income taxes                          $        --   $       --   $        --   $       --   $    --

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred interest
   acquired for common stock
   and assumption of note payable       $        --   $       --   $        --   $       --   $30,000
  Common stock issued for services      $        --   $       --   $        --   $       --   $ 8,700

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

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

         On May 19, 2000, the Board of Directors approved a proposal to change the stated purpose of the corporation as stated in Article III of the Articles of Incorporation to a general purpose.

         On May 19, 2000, the Company exchanged all of the outstanding shares (1,000,000 shares) of its wholly-owned subsidiary LILM, Inc. to Alewine Limited Liability Company in exchange for 100,000 shares of the Company's common stock. The 100,000 shares of the Company's common stock have been canceled.

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


                                             For the                            For the
                                          Three Months Ended                Six Months Ended
                                             June 30,                           June 30,
                               ---------------------------------   ---------------------------------
                                        2000             1999            2000              1999
                               ----------------  ---------------   ---------------  ----------------
Numerator - (loss)             $        (17,380) $        (8,491)  $        (5,146) $         (6,863)
Denominator - weighted
 average number of
  shares outstanding                  1,946,688        1,681,666         2,124,710         1,681,666
                               ----------------  ---------------   ---------------  ----------------

Income (loss) per share        $          (0.01) $         (0.01)  $         (0.00) $          (0.00)
                               ================  ===============   ===============  ================

         c. Provision for Taxes

         The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $69,000 available to offset future federal and state income tax through 2019. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         e. Patents

         The Company purchased the patent for the "Lil Marc" training urinal. Amortization is computed on the straight-line method over the estimated life of the patent of 5 years. Amortization expense for the six months ended June 30, 2000 and the year ended December 31, 1999 was $1,433 and $5,730, respectively.


                                    June 30,          December 31,
                                     2000               1999
                               ----------------  -----------------
                                  (Unaudited)
           Patent              $             --  $          28,650
           Amortization                      --            (15,758)
                               ----------------  -----------------

           Net                 $             --  $          12,892
                               ================  =================

         On February 3, 2000, Lil Marc, Inc. assigned the rights of the patent for the "Lil Marc" training urinal to its subsidiary, LILM, Inc.

         The patent rights for the "Lil Marc" training urinal were sold as part of the subsidiary, LILM, Inc. on May 19, 2000.

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

         h. Revenue Recognition

         A revenue recognition policy will be established when planned principal operations commence.

         i. Stock Offering Costs

         Costs incurred in connection with the Company's stock offering have been capitalized and were charged to the proceeds of the offering upon its completion.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

         In 1997, the Company had issued 400,000 shares of its common stock to its shareholders for the assignment of the patent rights to the "Lil Marc" training urinal.

         In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share for gross services valued at $8,700 to its president.

NOTE 4 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on April 22, 1997 through June 30, 2000. The Company is seeking a merger with an existing operating company.

NOTE 5 - FORWARD STOCK SPLIT

         On September 4, 1997, the shareholders' meeting approved a 2-for-1 forward stock split. The forward stock split is reflected in these financial statements on a retroactive basis.

NOTE 6 - PUBLIC OFFERING

         In 1997, the Company offered to the public 1,000,000 shares of its authorized common stock at $0.10 per share. The costs of the offering of $8,843 have been charged to the proceeds of the offering. 540,000 shares were issued for a total of $54,000.

NOTE 7 - STOCK TRANSACTIONS AND WARRANTS

         On May 25, 2000, the Company sold 1,000,000 shares of its authorized common stock at $0.25 per share for $250,000 cash. As part of the transaction, the Company issued warrants to purchase a total of 3,000,000 shares of common stock at $0.25 per share. These warrants expire on November 25, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         THIS DOCUMENT INCLUDES STATEMENTS THAT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY WOULD LIKE TO CAUTION READERS REGARDING CERTAIN FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT AND IN ALL OF ITS COMMUNICATIONS TO SHAREHOLDERS AND OTHERS, PRESS RELEASES, SECURITIES FILINGS, AND ALL OTHER COMMUNICATIONS. STATEMENTS THAT ARE BASED ON MANAGEMENT'S PROJECTIONS, ESTIMATES AND ASSUMPTIONS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. WHILE THE COMPANY BELIEVES IN THE VERACITY OF ALL STATEMENTS MADE HEREIN, FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED UPON A NUMBER OF ESTIMATES AND ASSUMPTIONS THAT, WHILE CONSIDERED REASONABLE BY THE COMPANY, ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES AND KNOWN AND UNKNOWN RISKS. MANY OF THE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT EVENTS AND THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY.



         The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1999 filed with the Securities and Exchange Commission.

         Pursuant to a Stock Purchase Agreement dated as of May 19, 2000 (the "Purchase Agreement") by and among ComVest Capital Partners, LLC ("ComVest") and the Company, George I. Norman III, Laurie J. Norman, Alewine Limited Liability Company ("Alewine"), and Linda Bryson (the latter four parties, collectively the "Sellers"), on May 25, 2000 (the "Closing Date"), ComVest purchased 1,194,166 shares of the common stock of the Company (the "Common Stock") from the Sellers for an aggregate purchase price of $315,000. Also pursuant to the Purchase Agreement, ComVest purchased from the Company, for an aggregate purchase price of $250,000, (i) 1,000,000 newly issued shares of Common Stock and (ii) a warrant (the "Warrant") to purchase an additional 3,000,000 shares of Common Stock. The Warrant is exercisable until November 25, 2001 at an exercise price of $0.25 per share.

         In addition, on the Closing Date, all of the officers and directors of the Company resigned and ComVest's designees, Joseph P. Wynne and Basil Asciutto, were elected sole directors and officers.

         Subsequent to the Closing Date, pursuant to a stock sale agreement between the Company and Alewine, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, LILM, Inc., to Alewine in exchange for 100,000 shares of Common Stock, which 100,000 shares became treasury stock.

         As a result of such transactions, the Company has no further interest in its former business (the development, manufacture, and marketing of the Lil Marc training urinal). From and after consummation of those transactions, the Company's plan of operation has been to merge or effect a business combination with a domestic or foreign private operating entity (a "Business Combination"). Other than activities relating to attempting to locate such a candidate, the Company does not currently anticipate conducting any other operations.

         It is not possible at this time to predict when, if ever, the Company will enter into a Business Combination with any such private company or what will be the industry, operating history, revenues, future prospects or other characteristics of any such company. As of the date hereof, the Company is not currently engaged in negotiations concerning a Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash and cash equivalents of $250,000 and accounts payable of $0. As the Company's current operations are limited to seeking a Business Combination candidate, the Company's cash and cash equivalents are expected to fund all operations until any such Business Combination is consummated as well as all fees and expenses of any such transaction. Although it does not currently plan to do so, the Company may in the future raise additional funds through the sale of its securities. In addition, the Company would receive up to $750,000 if ComVest should exercise the Warrant in full.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 25, 2000, the Company sold to ComVest for an aggregate purchase price of $250,000 (i) 1,000,000 shares of the Common Stock and (ii) the Warrant to purchase 3,000,000 shares of the Common Stock. These sales were made pursuant to the Purchase Agreement. The Company relied upon the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended, in selling such securities to ComVest.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibit is being filed with this Report:

         Exhibit 27       Financial Data Schedule

    (b)  Reports on Form 8-K.

         During the quarter ended June 30, 2000, the Company filed the following Reports on Form 8-K:

         1. Dated May 19, 2000, reporting on a change in control of the Company, upon the execution of the Purchase Agreement; and

         2. Dated May 25, 2000, reporting on the consummation of transactions pursuant to the Purchase Agreement.

         No financial statements were filed with either of such reports.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  LIL MARC, INC.



Dated: As of August 17, 2000              By:    /s/ Basil Asciutto
                                                 ------------------------------
                                                 Basil Asciutto, President
                                                 and a Director
                                                 (Principal Executive Officer)



Dated: As of August 17, 2000              By:    /s/ Joseph P. Wynne
                                                 ------------------------------
                                                 Joseph P. Wynne,
                                                 Chief Financial Officer,
                                                 Secretary, and a Director
                                                 (Principal Financial and
                                                   Accounting Officer)