Form 10QSB
period 2000-09-30
LIL MARC INC
filed 2000-11-17
CIK 1062128

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended SEPTEMBER 30, 2000

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-24431

                                 LIL MARC, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               NEVADA                                       84-1417774
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


    830 THIRD AVENUE, NEW YORK, NEW YORK                       10022
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                  (Zip Code)

                                  212-829-5800
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/            No / /

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, as of November 9, 2000, was 2,668,666 shares.

Transitional Small Business Disclosure Format (check one):

Yes / /            No  /X/

                                 LIL MARC, INC.

                              INDEX TO FORM 10-QSB

                                                                                               PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                                  3



         Balance Sheets as of September 30, 2000 (Unaudited)                                     3
          and December 31, 1999

         Statements of Operations (Unaudited) for the Nine Months and                            4
          Three Months Ended September 30, 2000 and 1999 and
          from Inception through September 30, 2000

         Statements of Stockholders' Equity from Inception                                       5
          through September 30, 2000

         Statements of Cash Flows (Unaudited) for the Nine Months and                            7
           Three Months Ended September 30, 2000 and 1999 and
           from Inception through September 30, 2000

         Notes to Financial Statements                                                           9


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                            12


PART II.  OTHER INFORMATION                                                                     14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                     14

SIGNATURES                                                                                      15

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                                 LIL MARC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                  LIL MARC, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets


                                                      ASSETS


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2000            1999
                                                                                   ----            ----
                                                                               (UNAUDITED)
CURRENT ASSETS

  Cash and cash equivalents ...............................................   $ 253,503           $   5,988
                                                                              ---------           ---------

     Total Current Assets .................................................     253,503               5,988
                                                                              ---------           ---------

OTHER ASSETS

  Patent (Note 2) .........................................................        --                12,892
                                                                              ---------           ---------

     Total Other Assets ...................................................        --                12,892
                                                                              ---------           ---------

     TOTAL ASSETS .........................................................   $ 253,503           $  18,880
                                                                              =========           =========



                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable ........................................................   $   1,022           $   1,500
                                                                              ---------           ---------

     Total Current Liabilities ............................................       1,022               1,500
                                                                              ---------           ---------

STOCKHOLDERS' EQUITY

  Common stock; 5,000,000 shares authorized of $0.01
   par value, 2,668,666 and 1,768,666 shares issued and
   outstanding, respectively ..............................................      26,686              17,686
  Additional paid-in capital ..............................................     292,671              51,671
  Deficit accumulated during the development stage ........................     (66,876)            (51,977)
                                                                              ---------           ---------

     Total Stockholders' Equity ...........................................     252,481              17,380
                                                                              ---------           ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 253,503           $  18,880
                                                                              =========           =========

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                                                                      FROM
                                          FOR THE                 FOR THE          INCEPTION ON
                                      NINE MONTHS ENDED       THREE MONTHS ENDED    APRIL 22,
                                        SEPTEMBER 30,            SEPTEMBER 30,     1997 THROUGH
                                    -------------------     --------------------   SEPTEMBER 30,
                                     2000          1999       2000        1999        2000
                                    -------       -----     --------    --------   ----------
SALES ...........................   $   --        $   60    $   --      $     60   $     346

COST OF SALES ...................       --          --          --          --          --
                                   ---------    --------    --------    --------    --------

GROSS MARGIN ....................       --            60        --            60         346
                                   ---------    --------    --------    --------    --------

OPERATING EXPENSES

  General and administrative ....     14,558      10,472       1,022       4,846      50,223
  Amortization ..................      1,433       4,298        --         1,433      17,191
                                   ---------    --------    --------    --------    --------

     Total Operating Expenses ...     15,991      14,770       1,022       6,279      67,414
                                   ---------    --------    --------    --------    --------

     Loss from Operations .......    (15,991)    (14,710)     (1,022)     (6,219)    (67,068)

OTHER INCOME (EXPENSE)

  Loss on sale of subsidiary ....     (2,411)       --          --          --        (2,411)
  Interest expense ..............       --          --          --          --          (900)
  Interest income ...............      3,503        --         3,503        --         3,503
                                   ---------    --------    --------    --------    --------

     Total Other Income (Expense)      1,092        --         3,503        --           192
                                   ---------    --------    --------    --------    --------

NET INCOME (LOSS) ...............  $ (14,899)  $ (14,710)   $  2,481    $ (6,219)  $ (66,876)
                                   ---------    --------    --------    --------    --------
                                   ---------    --------    --------    --------    --------

NET INCOME (LOSS) PER SHARE ..... $    (0.01)  $   (0.01)   $   0.00    $  (0.00)
                                   ---------    --------    --------    --------
                                   ---------    --------    --------    --------


   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity



                                                                           DEFICIT
                                                                         ACCUMULATED
                                        COMMON STOCK        ADDITIONAL    DURING THE
                                     ------------------       PAID-IN    DEVELOPMENT
                                     SHARES      AMOUNT       CAPITAL       STAGE
                                     ------      ------       -------       -----
Balance at inception ...........        --     $    --      $    --      $    --

Common stock issued for
 cash at $0.00 per share .......     666,666       6,666       (1,666)        --

Issuance of shares to acquire
 patent rights recorded at
 predecessor cost of $0.00 per
 share .........................     400,000       4,000       (1,000)        --

Issuance of 540,000 shares of
 common stock at $0.10 per share     540,000       5,400       48,600         --

Stock offering costs ...........        --          --         (8,843)        --

Net loss from inception on
 April 22, 1997 through
 December 31, 1997 .............        --          --           --         (9,251)
                                   ---------   ---------    ---------    ---------

Balance, December 31, 1997 .....   1,606,666      16,066       37,091       (9,251)

Issuance of 75,000 shares of
 common stock at $0.10 per
 share .........................      75,000         750        6,750         --

Net loss for the year ended
 December 31, 1998 .............        --          --           --        (21,560)
                                   ---------   ---------    ---------    ---------

Balance, December 31, 1998 .....   1,681,666      16,816       43,841      (30,811)

Issuance of 87,000 shares of
 common stock at $0.10
 per share .....................      87,000         870        7,830         --

Net loss for the year ended
 December 31, 1999 .............        --          --           --        (21,166)
                                   ---------   ---------    ---------    ---------

Balance, December 31, 1999 .....   1,768,666   $  17,686      (51,977)   $  51,671
                                   ---------   ---------    ---------    ---------


    The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)



                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                          COMMON STOCK           ADDITIONAL         DURING THE
                                       --------------------        PAID-IN          DEVELOPMENT
                                       SHARES        AMOUNT        CAPITAL            STAGE
                                       ------        ------        -------            -----
Balance, December 31, 1999 ......    1,768,666       $17,686      $ 51,671           $(51,977)

Sale of wholly-owned subsidiary,
 LILM, Inc., (Note 1) (unaudited)     (100,000)       (1,000)        1,000               --

Common stock issued for cash
 at $0.25 per share (unaudited) .    1,000,000        10,000       240,000               --

Net loss for nine months ended
 September 30, 2000 (unaudited) .         --            --            --              (14,899)
                                    ----------    ----------    ----------         ----------

Balance, September 30, 2000
 (unaudited) ....................    2,668,666    $   26,686    $  292,671         $  (66,876)
                                    ----------    ----------    ----------         ----------
                                    ----------    ----------    ----------         ----------

   The accompanying notes are an integral part of these financial statements.

                                                  LIL MARC, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)


                                                                                        FROM
                                             FOR THE                 FOR THE        INCEPTION ON
                                          NINE MONTHS ENDED      THREE MONTHS ENDED   APRIL 22,
                                           SEPTEMBER 30,           SEPTEMBER 30,     1997 THROUGH
                                         -----------------      ------------------   SEPTEMBER 30,
                                          2000      1999          2000       1999       2000
                                         ------    -------      --------    ------     ------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net income (loss) .................   $(14,899)  $ (14,710)   $  2,481    $(6,219)   $(66,876)
  Adjustments to reconcile net
   loss to net cash used by operating
   activities:
    Amortization ....................      1,433       4,298        --        1,433      17,191
   Loss on sale of subsidiary .......      2,411        --          --         --         2,411
   Common stock issued for services .       --          --          --         --         8,700
  Changes in assets and liabilities:
    Increase (decrease) in accounts
     payable ........................       (478)      5,950       1,022      4,500       1,022
   Increase (decrease) in accrued
    expenses ........................      9,048        --          --         --         9,048
                                        --------    --------    --------   --------    --------

     Net Cash Used by
      Operating Activities ..........     (2,485)     (4,462)      3,503       (286)    (28,504)
                                        --------    --------    --------   --------    --------

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Purchase of patent rights .........       --          --          --         --       (28,650)
                                        --------    --------    --------   --------    --------

     Net Cash Used by
      Investing Activities ..........       --          --          --         --       (28,650)
                                        --------    --------    --------   --------    --------

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Stock offering costs ..............       --          --          --         --        (5,843)
  Common stock issued for cash ......    250,000        --          --         --       316,500
                                        --------    --------    --------   --------    --------

    Net Cash Provided by
      Financing Activities ..........    250,000        --          --         --       310,657
                                        --------    --------    --------   --------    --------

NET INCREASE (DECREASE)
 IN CASH ............................    247,515      (4,462)      3,503       (286)    253,503

CASH AT BEGINNING
 OF PERIOD ..........................      5,988      11,224     250,000      7,048        --
                                        --------    --------    --------   --------    --------

CASH AT END OF PERIOD ...............   $253,503    $  6,762    $253,503   $  6,762    $253,503
                                        ========    ========    ========   ========    ========

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                          FROM
                                                FOR THE               FOR THE          INCEPTION ON
                                             NINE MONTHS ENDED    THREE MONTHS ENDED     APRIL 22,
                                              SEPTEMBER 30,         SEPTEMBER 30,      1997 THROUGH
                                            ------------------    ------------------   SEPTEMBER 30,
                                            2000        1999       2000       1999         2000
                                            ----        ----       ----       ----         ----
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest ..........................       $ --         $--        $--        $--         $  --
  Income taxes ......................       $ --         $--        $--        $--         $  --

NON CASH FINANCING ACTIVITIES:

  Patent rights and deferred interest
   acquired for common stock
   and assumption of note payable ...       $ --         $--        $--        $--         $30,000
  Common stock issued for services ..       $ --         $--        $--        $--         $ 8,700

   The accompanying notes are an integral part of these financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

                                                     FOR THE                            FOR THE
                                                 NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                        ---------------------------------   ---------------------------------
                                              2000             1999              2000              1999
                                        ----------------  ---------------   ---------------  ----------------
         Numerator - income (loss)       $   (14,899)       $   (14,710)       $     2,481       $    (6,219)
         Denominator - weighted
          average number of
           shares outstanding ....         2,189,104          1,681,666          2,168,666         1,681,666
                                           ---------          ---------          ---------         ---------


         Income (loss) per share ..       $    (0.01)       $     (0.01)       $      0.00       $     (0.00)
                                           ---------          ---------          ---------         ---------
                                           ---------          ---------          ---------         ---------

         c. Provision for Taxes

         The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $66,000 available to offset future federal and state income tax through 2019. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         e. Patents

         The Company purchased the patent for the "Lil Marc" training urinal. Amortization is computed on the straight-line method over the estimated life of the patent of 5 years. Amortization expense for the nine months ended September 30, 2000 and the year ended December 31, 1999 was $1,433 and $5,730, respectively.

                                                  SEPTEMBER 30,       DECEMBER 31,
                                                     2000                1999
                                                     ----                ----
                                                   (Unaudited)
                                Patent .....       $      --           $ 28,650
                                Amortization              --            (15,758)
                                                   -----------         --------

                                Net ........       $      --           $ 12,892
                                                   ===========         ========


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

                                 LIL MARC, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2000 and December 31, 1999


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

         On May 19, 2000, the Company sold 1,000,000 shares of its authorized common stock at $0.25 per share for $250,000 cash. As part of the transaction, the Company issued warrants to purchase a total of 3,000,000 shares of common stock at $0.25 per share. These warrants expire on November 25, 2001.

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

         As a result of such transactions, the Company has no further interest in its former business (the development, manufacture, and marketing of the Lil Marc training urinal). From and after consummation of those transactions, the Company's plan of operation has been to merge or effect a business combination with a domestic or foreign private operating entity. Management believes that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to attempting to locate such a candidate, the Company does not currently anticipate conducting any operations.

         The Company may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, the Company will enter into a business combination with any such private company or what will be the industry, operating history, revenues, future prospects or other characteristics of any such company. As of the date hereof, the Company is not currently engaged in negotiations concerning any such business combination.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of $253,503 as contrasted to accounts payable of $1,022. As the Company's current operations are limited to seeking a merger or business combination candidate, the Company's cash and cash equivalents are expected to fund all operations until any such merger or combination is consummated as well as all fees and expenses of any such transaction. Although it does not currently plan to do so, the Company may in the future raise additional funds through the sale of its securities. In addition, the Company would receive up to $750,000 if ComVest should exercise the Warrant.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibit is being filed with this Report:

        Exhibit 27       Financial Data Schedule

    (b) Reports on Form 8-K.

        During the quarter ended September 30, 2000, the Company did not file any Reports on Form 8-K.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   LIL MARC, INC.



Dated:   As of November 16, 2000            By:  /S/ BASIL ASCIUTTO
                                                 ------------------
                                                 Basil Asciutto, President
                                                 and a Director
                                                 (Principal Executive Officer)





Dated:   As of November 16, 2000            By:  /S/ JOSEPH P. WYNNE
                                                 -------------------
                                                 Joseph P. Wynne,
                                                 Chief Financial Officer,
                                                 Secretary, and a Director
                                                 (Principal Financial and
                                                 Accounting Officer)