Form 10KSB
period 2000-12-31
LIL MARC INC
filed 2001-03-30
CIK 1062128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended: December 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________ Commission File Number: 0-24431


                                 LIL MARC, INC.
                 (Name of small business issuer in its charter)


         Nevada                                              84-1417774
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


830 Third Avenue, New York, New York                            10022
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's telephone number, including area code:      (212)  829-5800

Securities registered under Section 12(b) of the Exchange Act:


Title of each class                    Name of each exchange on which registered

N/A                                    N/A


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|       No  |_|

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B that is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year are $0.

     As of March 26, 2001 the aggregate market value of the issuer's shares of common stock held by non-affiliates was approximately $192,766.

     The issuer's number of shares outstanding of Common Stock, $.01 par value per share, as of March 26, 2001, was 2,668,666.

                               TABLE OF CONTENTS

ITEM                                                                       PAGE

PART I.......................................................................1

  ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
  ITEM 2.  DESCRIPTION OF PROPERTY...........................................2
  ITEM 3.  LEGAL PROCEEDINGS.................................................2
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............2

PART II......................................................................3

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........3
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........4
  ITEM 7.  FINANCIAL STATEMENTS..............................................5
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE.......................................................5

PART III.....................................................................6

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........................6
  ITEM 10. EXECUTIVE COMPENSATION............................................7
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....8
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................9
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................9

SIGNATURES..................................................................10

                                     PART I

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

ITEM 1. DESCRIPTION OF BUSINESS

     Lil Marc, Inc. (the "Company") was incorporated under the laws of the state of Nevada on April 22, 1997. The Company was incorporated as a development stage enterprise in the baby products industry to develop, manufacture and market the "LiL Marc", a plastic toilet training devise for young boys. To facilitate the manufacturing and marketing of the LiL Marc, on December 30, 1999, the Company incorporated a subsidiary under the name LILM, Inc. pursuant to the laws of the state of Nevada.

     Pursuant to a stock purchase agreement dated as of May 19, 2000 (the "Purchase Agreement") by and among the Company, George I. Norman III, Laurie J. Norman, Alewine Limited Liability Company ("Alewine") and Linda Bryson (collectively the "Sellers") and ComVest Capital Partners LLC ("ComVest"), on May 25, 2000 (the "Closing Date") ComVest purchased 1,194,166 shares of common stock of the Company (the "Common Stock") for an aggregate purchase price of $315,000. ComVest also purchased, pursuant to the Purchase Agreement, for an aggregate purchase price of $250,000: (i) an 18 month warrant to purchase 3,000,000 shares of Common Stock (the "Warrant"), and (ii) 1,000,000 newly issued shares of Common Stock. Additionally, on the Closing Date the former officers and directors of the Company resigned and were replaced by designees of ComVest. Subsequent to the Closing Date and pursuant to the Purchase Agreement, LILM, Inc. was acquired by a former officer of the Company resulting in LILM, Inc. no longer being under the control of the Company. As a result, the Company has no interest in its former business (the development, manufacture, and marketing of the LiL Marc training urinal).

     Since the Closing Date of the Purchase Agreement, the Company's plan of operation has been to attempt to merge or effect a business combination with a domestic or foreign private operating entity. The Company's management believes that there are perceived benefits to being a

"reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to attempting to locate such a candidate, the Company does not currently anticipate conducting any operations.

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

Employees

     Presently, the Company has no full-time or other employees. It is anticipated that the Company's President, Chief Financial Officer and Secretary will devote significant time to meet their respective duties and obligations to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own or lease any plants or other property.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Market Information

     The Common Stock is traded in the over-the-counter market and quotations are published on the NASD OTC Bulletin Board under the symbol "LILM", and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under LiL Marc, Inc. Quotations on the Common Stock set forth below do not constitute a reliable indication of the price that a holder of the Common Stock could expect to receive upon a sale of any particular quantity thereof.

     The following table sets forth the range of high and low bid prices of the Common Stock for each calendar quarterly period since the first quarter 1999 as reported by the NASD OTC Bulletin Board. Prices reported represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

     The high and low bid price quotations for our Common Stock, as reported by NASDAQ, are as follows for the periods indicated:

                                                              High     Low
                                                              ----     ---

           First Quarter 1999 ...........................    $.250    $.155
           Second Quarter 1999 ..........................    $.280    $.100
           Third Quarter 1999 ...........................    $.563    $.150
           Fourth Quarter 1999 ..........................    $.270    $.140

           First Quarter 2000 ...........................    $.615    $.180
           Second Quarter 2000 ..........................    $.938    $.375
           Third Quarter 2000 ...........................    $.813    $.500
           Fourth Quarter 2000 ..........................    $.563    $.313

     As of March 26, 2001, the Company had issued and outstanding 2,668,666 shares of Common Stock and there were approximately 40 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Common Stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stock and Rule 15g-9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

     The Securities and Exchange Commission (the "Commission") generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

     Dividends

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distribuitons in the forseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     On the Closing Date, ComVest purchased 1,194,166 shares of Common Stock from the Sellers for an aggregate purchase price of $315,000. Also pursuant to the Purchase Agreement, ComVest purchased from the Company, for an aggregate purchase price of $250,000, (i) 1,000,000 newly issued shares of Common Stock, and (ii) the Warrant to purchase an additional 3,000,000 shares of Common Stock. The Warrant is exerciseable until November 25, 2001 at an exercise price of $0.25 per share.

     Subsequent to the Closing Date, pursuant to a stock sale agreement between the Company and Alewine, the Company sold all of the issued and outstanding capital stock of the wholly-owned subsidiary, LILM, Inc. to Alewine in exchange for 100,000 shares of Common Stock. The 100,000 shares of the Company's treasury stock have been cancelled. As a result of such transactions, the

Company has no interest in the former business of its former subsidiary (the development, manufacture, and marketing of the LiL Marc training urinal).

     Subsequent to the above referenced transactions, the Company's plan of operation has been to merge or effect a business combination with a domestic or foreign private operating entity. The Company's management believes that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to attempting to locate such a candidate, the Company does not currently anticipate conducting any operations.

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

     At December 31, 2000, the Company had cash and cash equivalents of $245,542 as contrasted to accounts payable of $1,117. As the Company's current operations are limited to seeking a merger or business combination candidate, the Company believes that the Company's cash and cash equivalents shall fund all operations until any such merger or combination is consummated.

     Although it does not currently plan to do so, the Company may in the future raise additional funds through the sale of its securities. In addition, the Company would receive up to $750,000 if ComVest should exercise the Warrant; however no assurances can be given that ComVest will exercise such Warrant.

ITEM 7. FINANCIAL STATEMENTS

     See the financial statements annexed to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

Name                   Age     Position
----                   ---     --------

David Boris             41     President and Director (Principal Executive
                               Officer)

Joseph P. Wynne         36     Chief Financial Officer, Secretary and Director
                               (Pincipal Financial and Accounting Officer)

     Information with respect to the foregoing executive officers and directors is set forth below.

     Mr. David Boris was recently appointed as President and a Director of the Company in January 2001. Mr. Boris devotes no less time to the affairs of the Company than he deems reasonably necessary to discharge his duties to the Company. Mr. Boris was Executive Vice President of Ladenburg Thalmann & Co. Inc. from April 1998 to July 2000 and co-founder, Director and principal shareholder of Brenner Securities Corporation (including predeccessor companies) from November 1990 to March 1998. In addition, from November 1985 to November 1990 Mr. Boris was a Senior Vice President and limited partner in the Risk Arbitrage Department of Oppenheimer & Company and was a member of the Business Group at W.R. Grace & Company from May 1984 to November 1985.

     Mr. Boris received a Masters of Business Administration degree with a major in both finance and organizational management from Columbia Business School at Columbia University in 1984. In addition, Mr. Boris graduated Cum Laude from Vassar College upon completing an independent major in cognitive science focusing on artificial intelligence in 1982.

     Mr. Joseph P. Wynne has been Chief Financial Officer, Secretary and a Director of the Company since May 2000. Mr. Wynne devotes no less time to the affairs of the Company than he deems reasonably necessary to discharge his duties to the Company. Mr. Wynne is a Certified Public Accountant and has been Chief Financial Officer and Financial Principal of Commonwealth Associates LP and ComVest Capital Partners, LLC since October 1995. Mr. Wynne joined Commonwealth Associates in October 1993 as the Controller. Prior thereto, from November 1990 to October 1993 Mr. Wynne was Supervisor for the Corporate Accounting Department of Bear Stearns & Co., Inc. and from January 1988 to November 1990 was Audit Supervisor at Goldstein, Golub and Kessler.

     Mr. Wynne received a Masters of Business Administration degree in finance from Leonard N. Stern School of Business at New York University in 1994. In addditon, Mr Wynne graduated with a Bachelors of Business Administration degree in accounting from Hofstra University in 1987.

     The Company's Directors serve until the next annual meeting of stockholders and until their successors are elected and duly qualified. The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. There are no agreements with respect to the election of directors.

     Based solely on its review of Forms 3 received by it during 2000, and written representations from reporting persons that no Forms 5 were required for such persons for 2000, the Company believes that all filing requirements pursuant to Section 16(a) of the Exchange Act for 2000 and prior years applicable to those persons who were directors, officers, and beneficial owners of more than ten percent of its Common Stock from and after the May 25, 2000 change in control of the Company were complied with on a timely basis except as previously reported.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

     None of the Company's current executive officers and directors received any compensation from the Company during the year ended December 31, 2000.

     During the year ended December 31, 2000, but prior to the consummation of the Purchase Agreement the Company accrued salary and rental obligations in the aggregate amount of $8,700 to its former management and their affiliate. Those accrued obligations included salaries payable to George I. Norman III and Laurie
J. Norman in the amounts of $4,500 and $1,500, respectively, and rental obligations in the amount of $2,700 payable to Alewine. All of these salary and rental obligations were assumed by the Sellers pursuant to provisions of the Purchase Agreement.

     During the year ended December 31, 1999, the Company issued an aggregate of 87,000 shares of Common Stock to George I. Norman III, Laurie J. Norman, and Alewine in lieu of salary and rental payments. The shares were issued at a price of $0.10 per share, as follows: 45,000 to George I. Norman III; 15,000 to Laurie
J. Norman; and 27,000 to Alewine.

     The Company does not currently issue a salary to its officers, directors or employees nor does the Company have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Furthermore, the Company has not entered into an employment agreement with any officers or directors. Once the Company acquires other business entities its compensation policy may be amended in order to secure the services of certain valuable executive employees.

Employment Agreements and Arrangements

     At present the Company does not have any employment agreements in place with any director, executive officer or employee. The Company may enter into an agreement with certain qualified executive officers if deemed appropriate by the Board of Directors to be in the best interests of the Company. No agreement has been effected as of the date hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 15, 2001, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (i) each person known to own more than 5% of our outstanding shares of Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group:

                                          Amount             Approximate
                                          and Nature         Percentage
                                          of Beneficial      of Common
      Identity                            Ownership          Stock Owned
      --------                            ---------          -----------
ComVest Capital Partners, LLC (1)         5,194,166 (2)      91.6%
Michael S. Falk (1)                       5,194,166 (2)(3)   91.6%
Keith Rosenbloom (1)                      5,194,166 (2)(4)   91.6%
Robert Priddy (1)                         5,194,166 (2)(5)   91.6%
David Boris                               -0-                0%
Joseph P. Wynne                           -0-                0%
All executive officers and directors,     -0-                0%
as a group (2 persons)

(1)  The addresses for the foregoing entity and persons are:

o ComVest Capital Partners, LLC, Michael S. Falk and Keith Rosenbloom are located at 830 Third Avenue, New York NY 10022

o Robert Priddy is located at RMC Capital, 1640 Powers Ferry, Suite 125, Marietta, Georgia 30067

(2) Includes 3,000,000 shares of Common Stock that may be purchased upon exercise of the Warrant. The Warrant is exerciseable until November 25, 2001 at an exercise price of $0.25 per share.

(3) Michael S. Falk is deemed to be the beneficial owner of an aggregate of 5,194,166 shares of Common Stock beneficially owned by ComVest. In his capacity as manager and principal member of ComVest, Mr. Falk shares indirect voting and dispositive power with respect to ComVest's shares. Mr. Falk disclaims beneficial ownership of the securities owned by ComVest other than that portion corresponding to his proportionate membership interest in ComVest. Mr. Falk has no direct ownership of any such securities.

(4) Keith Rosenbloom is deemed to be the beneficial owner of an aggregate of 5,194,166 shares of Common Stock beneficially owned by ComVest. In his capacity as manager and principal member of ComVest, Mr. Rosenbloom shares indirect voting and dispositive power with respect to ComVest's shares. Mr. Rosenbloom disclaims beneficial ownership of the securities owned by ComVest other than that portion corresponding to his proportionate membership interest in ComVest. Mr. Rosenbloom has no direct ownership of any such securities.

(5) Robert Priddy is deemed to be the beneficial owner of an aggregate of 5,194,166 shares of Common Stock beneficially owned by ComVest. In his capacity as manager and principal member of ComVest, Mr. Priddy shares indirect voting and dispositive power with respect to ComVest's shares. Mr. Priddy disclaims beneficial ownership of the securities owned by ComVest other than that portion corresponding to his proportionate membership interest in ComVest. Mr. Priddy has no direct ownership of any such securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the transactions pursuant to the Purchase Agreement by which ComVest acquired control of the Company and the compensation arrangements with the Company's former management and their affiliate as described in Item 10, "Executive Compensation - Compensation of Executive Officers and Directors" above, there have been no transactions during the last two years, or proposed transactions, between the Company and any executive officer, director, nominee for election as director, or shareholder owning more than five percent (5%) of the Company's outstanding shares, nor any member of the abovementioned individuals' immediate family.

     The Company's officers and directors are subject to the doctrine of corporate opportunities pursuant to Chapter 78 - Private Corporations of the Nevada Revised Statute only insofar as it applies to business opportunities in which the Company has indicated an express interest. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be disclosed to the Board of Directors and made available to the Company. In the event that the Board shall reject an opportunity so presented and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit 2.1 Purchase Agreement by and among the Company, George I. Norman III, Laurie J. Norman, Alewine Limited Liability Company, Linda Bryson and ComVest Capital Partners LLC dated as of May 19, 2000.

Exhibit 2.2 Stock Sale Agreement by and between the Company and Alewine Limited Liability Company dated as of May 19, 2000.

Exhibit 3.1    Articles of  Incorporation,  incorporated by reference to Exhibit
               3.1 to Form 10-SB, filed with the Commission on June 10, 1998, file Number 0-24431.

Exhibit 3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-SB, filed with the Commission on June 10, 1998, file Number 0-24431.

     (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LIL MARC, INC.


                                          By: /s/ David Boris
                                          ---------------------------------
                                              David Boris
                                              President
                                              (Principal Executive Officer)
                                              March 28, 2001

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----


/s/ David Boris               President and Director             March 28, 2001
------------------------      (Principal Executive Officer)
David Boris


/s/ Joseph P. Wynne           Chief Financial Officer,           March 28, 2001
------------------------      Secretary and Director (Principal
Joseph P. Wynne               Financial and Accounting Officer)

                                 LIL MARC, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

                   YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
             PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2000


                                                                      Page
                                                                      ----

Independent Auditors' Report                                            1


Balance Sheet                                                           2


Statements of Operations                                                3


Statements of Stockholders' Equity                                      4


Statements of Cash Flows                                                5


Notes to Financial Statements                                          6-9


                                                          BERENSON & COMPANY LLP

                     [LETTERHEAD OF BERENSON & COMPANY LLP]


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Lil Marc, Inc.
(A Development Stage Company)
New York, NY


We have audited the accompanying balance sheet of Lil Marc, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lil Marc, Inc. for the period April 22, 1997 (inception) to December 31, 1999, were audited by other auditors whose report dated February 11, 2000, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lil Marc, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                   /s/ BERENSON & COMPANY LLP

New York, NY
March 12, 2001

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2000




                                     ASSETS

Current assets:
   Cash and cash equivalents                                          $ 245,542
                                                                      ---------

             Total current assets                                     $ 245,542
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $   1,117
                                                                      ---------

             Total current liabilities                                    1,117
                                                                      ---------

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding                 26,686
   Additional paid-in capital                                           267,671
   Accumulated deficit during the development stage                     (49,932)
                                                                      ---------
                                                                        244,425
                                                                      ---------

                                                                      $ 245,542
                                                                      =========


    The accompanying notes are an integral part of the financial statements.


                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                       Period
                                                        Years ended                April 22, 1997
                                                        December 31,               (inception) to
                                               ------------------------------       December 31,
                                                   2000               1999               2000
                                               -----------        -----------        -----------
Sales                                          $      --          $       346        $       346

Cost of sales                                         --                 --                 --
                                               -----------        -----------        -----------

Gross margin                                          --                  346                346
                                               -----------        -----------        -----------

Operating expenses:
   General and administrative                       24,996             15,782             60,661
   Amortization                                      1,433              5,730             17,191
                                               -----------        -----------        -----------
                                                    26,429             21,512             77,852
                                               -----------        -----------        -----------

Loss from operations                               (26,429)           (21,166)           (77,506)
                                               -----------        -----------        -----------

Other income (expense):
   Gain on sale of subsidiary                       21,132               --               21,132
   Interest expense                                   --                 --                 (900)
   Interest income                                   7,342               --                7,342
                                               -----------        -----------        -----------
                                                    28,474               --               27,574
                                               -----------        -----------        -----------

Net income (loss)                              $     2,045        $   (21,166)       $   (49,932)
                                               ===========        ===========        ===========

Net income (loss) per common share             $       .00        $      (.01)
                                               ===========        ===========

Weighted average number of
  shares outstanding                             2,328,392          1,681,904
                                               ===========        ===========

    The accompanying notes are an integral part of the financial statements.


                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 2000 AND
             PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2000


                                                                                                      Accumulated
                                                                                                        deficit
                                                            Common stock              Additional       during the          Total
                                                     ---------------------------        paid-in        development     stockholders'
                                                       Shares           Amount          capital            stage           equity
                                                     ----------       ----------       ----------       ----------       ----------
Balance, April 22, 1997                                    --         $     --         $     --         $     --         $     --

Common stock issued for cash
  at $0.00 per share                                    666,666            6,666           (1,666)            --              5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $0.00 per share                                    400,000            4,000           (1,000)            --              3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share                       540,000            5,400           48,600             --             54,000
Stock offering costs                                       --               --             (8,843)            --             (8,843)
Net loss, December 31, 1997                                --               --               --             (9,251)          (9,251)
                                                     ----------       ----------       ----------       ----------       ----------

Balance, December 31, 1997                            1,606,666           16,066           37,091           (9,251)          43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share                        75,000              750            6,750             --              7,500
Net loss, December 31, 1998                                --               --               --            (21,560)         (21,560)
                                                                      ----------       ----------       ----------       ----------

Balance, December 31, 1998                            1,681,666           16,816           43,841          (30,811)          29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share                        87,000              870            7,830             --              8,700
Net loss, December 31, 1999                                --               --               --            (21,166)         (21,166)
                                                                      ----------       ----------       ----------       ----------

Balance, December 31, 1999                            1,768,666           17,686           51,671          (51,977)          17,380

Cancellation of treasury stock                         (100,000)          (1,000)         (24,000)            --            (25,000)
Common stock issued for cash at
  $0.25 per share                                     1,000,000           10,000          240,000             --            250,000
Net income, December 31, 2000                              --               --               --              2,045            2,045
                                                                      ----------       ----------       ----------       ----------

Balance, December 31, 2000                            2,668,666       $   26,686       $  267,671       $  (49,932)      $  244,425
                                                     ==========       ==========       ==========       ==========       ==========

    The accompanying notes are an integral part of the financial statements.

                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                                  Period
                                                                                      Years ended             April 22, 1997
                                                                                      December 31,            (inception) to
                                                                               --------------------------      December 31,
                                                                                  2000            1999              2000
                                                                               ---------        ---------        ---------
Cash flows from operating activities:
   Net income (loss)                                                           $   2,045        $ (21,166)       $ (49,932)
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Amortization                                                                 1,433            5,730           17,191
      Gain on sale of subsidiary                                                 (21,132)            --            (21,132)
      Common stock issued for services                                              --              8,700            8,700
      Changes in assets and liabilities:
        Increase in accounts payable                                               8,317            1,500            9,817
                                                                               ---------        ---------        ---------
             Net cash used by operating activities                                (9,337)          (5,236)         (35,356)
                                                                               ---------        ---------        ---------

Cash flows from investing activities:
   Cash included pursuant to sale of subsidiary                                   (1,109)            --             (1,109)
   Purchase of patent rights                                                        --               --            (28,650)
                                                                               ---------        ---------        ---------
             Net cash used by investing activities                                (1,109)            --            (29,759)
                                                                               ---------        ---------        ---------

Cash flows from financing activities:
   Stock offering costs                                                             --               --             (5,843)
   Common stock issued for cash                                                  250,000             --            316,500
                                                                               ---------        ---------        ---------
             Net cash provided by financing activities                           250,000             --            310,657
                                                                               ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                             239,554           (5,236)         245,542
Cash and cash equivalents, beginning of period                                     5,988           11,224             --
                                                                               ---------        ---------        ---------

Cash and cash equivalents, end of period                                       $ 245,542        $   5,988        $ 245,542
                                                                               =========        =========        =========

Supplemental cash flow information:
  Cash paid during the period for:
      Interest                                                                 $    --          $    --          $    --
      Income taxes                                                                   100             --                100

Noncash financing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                               $    --          $    --          $  30,000

    The accompanying notes are an integral part of the financial statements.

                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


1.   Organization and description of business:

     Lil Marc, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 22, 1997. The Company was organized to engage in the marketing of the "Lil Marc" training urinal. The Company is considered a development stage company as defined in SFAS No. 7.

     LILM, Inc. was incorporated as a wholly-owned subsidiary of the Company under the laws of the State of Nevada on December 30, 1999. LILM, Inc. was organized to continue with the product development and sales of the "Lil Marc" training urinal.

     On May 19, 2000, the Board of Directors approved a proposal to change the stated purpose of the corporation as stated in Article III of the Articles of Incorporation to a general purpose.

2.   Summary of significant accounting policies:

     a.   Principles of consolidation:

          The financial statements include the accounts of a wholly-owned subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary was sold in May, 2000.

     b.   Net income (loss) per common share:

          The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Warrants have not been included in the computation of net income (loss) per share of common stock because to do so would have been antidilutive. However, these warrants could have potentially dilutive effects in the future.

     c.   Cash and cash equivalents:

          For cash flow purposes, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          The Company maintains its cash accounts in a commercial bank located in New York. The balance in the bank is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.


                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


2.   Summary of significant accounting policies: (Continued)

     d.   Patents:

          During 1997, the Company purchased the patent for the "Lil Marc" training urinal. Amortization was computed on the straight-line method over the estimated five year life of the patent. Amortization expense for the years ended December 31, 2000 and 1999 was $1,433 and $5,730, respectively.

                                                        2000            1999
                                                      --------        --------

                    Patent                            $   --          $ 28,650
                    Accumulated amortization              --           (15,758)
                                                      --------        --------

                                                      $   --          $ 12,892
                                                      ========        ========

          On February 3, 2000, the Company assigned the rights of the patent for the "Lil Marc" training urinal to its subsidiary, LILM, Inc.

          The patent rights for the "Lil Marc" training urinal were sold as part of the Stock Sale Agreement (note 7).

     e.   Estimates:

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

     f.   Revenue recognition:

          A  revenue   recognition  policy  will  be  established  when  planned
          principal operations commence.


                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


2.   Summary of significant accounting policies: (Continued)

     g.   Stock offering costs:

          Costs incurred in connection with the Company's stock offering have been capitalized and were charged to the proceeds of the offering upon its completion.

     h.   Fair value of financial instruments:

          The carrying amounts of cash and cash equivalents and accounts payable approximate fair value due to the short maturity of these instruments.

3.   Related party transactions:

     In 1997, the Company issued 400,000 shares of its common stock to its stockholders for the acquisition of the patent rights to the "Lil Marc" training urinal.

     In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share to its stockholders for gross services valued at $8,700.

4.   Income taxes:

     The total of the deferred tax asset is as follows:

                                                     2000            1999
                                                   --------        --------

                    Deferred tax asset             $  8,000        $ 10,000
                    Valuation allowance              (8,000)        (10,000)
                                                   --------        --------

                    Net deferred tax asset         $   --          $   --
                                                   ========        ========

     The deferred tax asset is the book vs. tax difference from net operating loss carryforwards.

     The Company had available, at December 31, 2000, unused operating loss carryforwards of approximately $50,000 for federal and state tax purposes that may be applied against future taxable income and begin to expire in December 2012.


                                                          BERENSON & COMPANY LLP

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


5.   Forward stock split:

     On September 4, 1997, the stockholders' meeting approved a 2-for-1 forward stock split. The forward stock split is reflected in these financial statements on a retroactive basis.

6.   Public offering:

     In 1997, the Company offered to the public 1,000,000 shares of its authorized common stock at $0.10 per share. The costs of the offering of $8,843 have been charged to the proceeds of the offering. 540,000 shares were issued for a total of $54,000.

7.   Stock transactions and warrants:

     On May 25, 2000, pursuant to a Stock Purchase Agreement dated May 19, 2000, a new stockholder acquired a controlling interest in the Company by purchasing 1,194,166 shares of common stock from its stockholders for an aggregate purchase price of $315,000. In addition, the Company sold 1,000,000 shares of its authorized common stock at $0.25 per share to this new stockholder for $250,000 cash. As part of the transaction, the Company issued warrants to purchase a total of 3,000,000 shares of common stock at $0.25 per share. These warrants expire on November 25, 2001.

     Subsequently, and pursuant to a Stock Sale Agreement dated May 19, 2000, the Company sold all of the outstanding shares (1,000,000 shares) of its wholly-owned subsidiary LILM, Inc. to one of its stockholders for 100,000 shares of that stockholder's common stock. These 100,000 shares of the Company's treasury stock have been canceled.


                                                          BERENSON & COMPANY LLP