Form 10QSB
period 2001-03-31
LIL MARC INC
filed 2001-05-15
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2001

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

                                  212-829-5800
                (Issuer's Telephone Number, Including Area Code)

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

Yes  X            No
    ----            ---

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, as of May 9, 2001, was 2,668,666 shares.

Transitional Small Business Disclosure Format (check one):

Yes               No  X
   -----            -----

                                 LIL MARC, INC.

                              INDEX TO FORM 10-QSB

                                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3

        Balance Sheets as of March 31, 2001 (Unaudited)                      3
           and December 31, 2000

        Statements of Operations (Unaudited) for the                         4
           Three Months Ended March 31, 2001 and 2000
           and from Inception through March 31, 2001

        Statements of Stockholders' Equity from Inception                    5
           through March 31, 2001

        Statements of Cash Flows (Unaudited) for the                         7
          Three Months Ended March 31, 2001and 2000 and and from Inception through March 31, 2001

        Notes to Financial Statements                                        9

Item 2. Management's Discussion and Analysis or Plan of Operation           12


PART II. OTHER INFORMATION                                                  14

Item 6. Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                  15

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                 LIL MARC, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                            March 31,           December 31,
                                                                              2001                  2000
                                                                         -------------       ---------------
                                          A S S E T S                     (Unaudited)

Current assets:
   Cash and cash equivalents                                                $ 242,323              $ 245,542
                                                                            ---------              ---------

             Total current assets                                           $ 242,323              $ 245,542
                                                                            =========              =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $  10,847              $   1,117
                                                                            ---------              ---------

             Total current liabilities                                         10,847                  1,117
                                                                            ---------              ---------

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding                       26,686                 26,686
   Additional paid-in capital                                                 267,671                267,671
   Accumulated deficit during the development stage                           (62,881)               (49,932)
                                                                            ---------              ---------
                                                                              231,476                244,425
                                                                            ---------              ---------

                                                                            $ 242,323              $ 245,542
                                                                            =========              =========



                See accompanying notes to financial statements.

                                                                          Page 2
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                Period
                                  Three months ended       April 22, 1997
                                      March 31,            (inception) to
                           ------------------------------      March 31,
                              2 0 0 1           2 0 0 0        2 0 0 1
                           ----------------------------------------------

 Sales                          $      --      $      --      $    346

Cost of sales                          --             --          --
                                -----------    -----------    --------

Gross margin                           --             --           346
                                -----------    -----------    --------

Operating expenses:
   General and administrative        16,351         10,801      77,012
   Amortization                        --            1,433      17,191
                                -----------    -----------    --------
                                     16,351         12,234      94,203
                                -----------    -----------    --------

Loss from operations                (16,351)       (12,234)    (93,857)
                                -----------    -----------    --------

Other income (expense):
   Gain on sale of subsidiary          --             --        21,132
   Interest expense                    --             --          (900)
   Interest income                    3,402           --        10,744
                                -----------    -----------    --------
                                      3,402           --        30,976
                                -----------    -----------    --------

Net loss                        $   (12,949)   $   (12,234)   $(62,881)
                                ===========    ===========    ========

Net loss per common share       $       .00    $      (.01)
                                ===========    ===========

Weighted average number of
  shares outstanding              2,668,666      1,768,666
                                ===========    ===========


                See accompanying notes to financial statements.

                                                                          Page 3
                                 LIL MARC, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD
            APRIL 22, 1997 (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

                                                                                                Accumulated
                                                                                                  deficit
                                                                                  Additional     during the          Total
                                                       Common stock                 paid-in      development      stockholders'
                                                  Shares           Amount           capital        stage              equity
                                                ------------ ---------------- ---------------- ---------------   --------------

Balance, April 22, 1997                               --          $   --          $    --          $   --          $    --

Common stock issued for cash
  at $0.00 per share                               666,666           6,666           (1,666)           --              5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $0.00 per share                               400,000           4,000           (1,000)           --              3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share                  540,000           5,400           48,600            --             54,000
Stock offering costs                                  --              --             (8,843)           --             (8,843)
Net loss, December 31, 1997                           --              --               --            (9,251)          (9,251)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1997                       1,606,666          16,066           37,091          (9,251)          43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share                   75,000             750            6,750            --              7,500
Net loss, December 31, 1998                           --              --               --           (21,560)         (21,560)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1998                       1,681,666          16,816           43,841         (30,811)          29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share                   87,000             870            7,830            --              8,700
Net loss, December 31, 1999                           --              --               --           (21,166)         (21,166)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1999                       1,768,666          17,686           51,671         (51,977)          17,380

Cancellation of treasury stock                    (100,000)         (1,000)         (24,000)           --            (25,000)
Common stock issued for cash at
  $0.25 per share                                1,000,000          10,000          240,000            --            250,000
Net income, December 31, 2000                         --              --               --             2,045            2,045
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 2000                       2,668,666          26,686          267,671         (49,932)         244,425

Net loss, three months ended
  March 31, 2001                                      --              --               --           (12,949)         (12,949)
                                                ----------        --------        ---------        --------        ---------

Balance, March 31, 2001                          2,668,666        $ 26,686        $ 267,671        $(62,881)       $ 231,476
                                                ==========        ========        =========        ========        =========


                See accompanying notes to financial statements.

                                                                          Page 4
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    Period
                                                                                                                April 22, 1997
                                                                                     Three months ended         (inception) to
                                                                                          March 31,                 March 31,
                                                                                   2 0 0 1          2 0 0 0         2 0 0 1
                                                                               -------------     ------------     ------------

Cash flows from operating activities:
   Net loss                                                                       $ (12,949)       $(12,234)       $ (62,881)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization                                                                     --             1,433           17,191
      Gain on sale of subsidiary                                                       --              --            (21,132)
      Common stock issued for services                                                 --              --              8,700
      Changes in assets and liabilities:
        Increase in accounts payable and
          accrued expenses                                                            9,730           7,200           19,547
                                                                                  ---------        --------        ---------
             Net cash used by operating activities                                   (3,219)         (3,601)         (38,575)
                                                                                  ---------        --------        ---------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                                        --              --             (1,109)
Purchase of patent rights                                                              --              --            (28,650)
                                                                                  ---------        --------        ---------
             Net cash used by investing activities                                     --              --            (29,759)
                                                                                  ---------        --------        ---------

Cash flows from financing activities:
   Stock offering costs                                                                --              --             (5,843)
   Common stock issued for cash                                                        --              --            316,500
                                                                                  ---------        --------        ---------
             Net cash provided by financing activities                                 --              --            310,657
                                                                                  ---------        --------        ---------

Net increase (decrease) in cash and cash equivalents                                 (3,219)         (3,601)         242,323
Cash and cash equivalents, beginning of period                                      245,542           5,988             --
                                                                                  ---------        --------        ---------

Cash and cash equivalents, end of period                                          $ 242,323        $  2,387        $ 242,323
                                                                                  =========        ========        =========

Supplemental cash flow information: Cash paid during the period for:
      Interest                                                                    $    --          $   --          $    --
      Income taxes                                                                      555            --                655
Noncash financing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                                  $    --          $   --          $  30,000


                See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000




1.      The Company and basis of presentation:

        The financial statements presented herein as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 and the period April 22, 1997 (inception) to March 31, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.


2.      Net loss per common share:

        Net loss per common share for the three months ended March 31, 2001 and 2000 is based on 2,668,666 and 1,768,666, respectively, of weighted average common shares outstanding.

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


        The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

        In addition, on the Closing Date, all of the officers and directors of the Company resigned and ComVest's designees, Joseph P. Wynne and Basil Asciutto, were elected sole directors and officers. On January 26, 2001, Basil Asciutto resigned as President and director and was replaced in those capacities by David Boris.

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


Liquidity and Capital Resources

        At March 31, 2001, the Company had cash and cash equivalents of $242,323 as contrasted to accounts payable of $10,847. As the Company's current operations are limited to seeking a merger or business combination candidate, the Company believes that its cash and cash equivalents will fund all operations until any such merger or combination is consummated.

        Although it does not currently plan to do so, the Company may in the future raise additional funds through the sale of its securities. In addition, the Company would receive up to $750,000 if ComVest should exercise the Warrant; however, no assurances can be given that ComVest will exercise such Warrant.

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)     No exhibits are being filed with this Report.

(b)     Reports on Form 8-K.

        During the quarter ended March 31, 2001, the Company filed the following Reports on Form 8-K:

        A Report on Form 8-K and an amended Report on Form 8-K/A, dated January 12, 2001, reporting the cessation of the Company's relationship with its former auditors, H J & Associates, L.L.C., and the engagement of its new auditors, Berenson & Company LLP.

        A Report on Form 8-K dated January 26, 2001, reporting the resignation of Basil Asciutto as President and a director and the election of David Boris as President and a director.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                LIL MARC, INC.



Dated: As of May 14, 2001                   By: /s/ David Boris
                                                -----------------------------
                                                David Boris, President
                                                and a Director
                                                (Principal Executive Officer)



Dated: As of May 14, 2001                   By: /s/ Joseph P. Wynne
                                                -----------------------------
                                                Joseph P. Wynne,
                                                Chief Financial Officer,
                                                Secretary, and a Director
                                                (Principal Financial and
                                                Accounting Officer)