Form 10QSB
period 2001-09-30
LIL MARC INC
filed 2001-11-14
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, as of November 12, 2001, was 2,668,666 shares.

Transitional Small Business Disclosure Format (check one):

Yes              No X
   ---             ---

                                 LIL MARC, INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                           3

         Balance Sheets as of Sept. 30, 2001 (Unaudited)                   3
            and December 31, 2000

         Statements of Operations (Unaudited) for the                     4
            Nine Months Ended and Three Months ended
            Sept. 30, 2001 and 2000 and from Inception through Sept. 30, 2001

         Statements of Stockholders' Equity from Inception                5
            through Sept. 30, 2001

         Statements of Cash Flows (Unaudited) for the                     6
           Nine Months Ended Sept. 30, 2001 and 2000
            and from Inception through Sept. 30, 2001

         Notes to Financial Statements                                    7

Item 2.    Management's Discussion and Analysis or Plan of Operation      8


PART II.  OTHER INFORMATION                                               10

Item 6.    Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                               Sept. 30,     December 31,
                            A S S E T S                          2001           2000
                                                              ---------     ------------
Current assets:
   Cash and cash equivalents                                  $ 225,123      $ 245,542
                                                              ---------      ---------

             Total current assets                             $ 225,123      $ 245,542
                                                              =========      =========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $     325      $   1,117
                                                              ---------      ---------

Stockholders' equity:
   Common stock, $.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares, issued and outstanding        26,686         26,686
   Additional paid-in capital                                   267,671        267,671
   Accumulated deficit during the development stage             (69,559)       (49,932)
                                                              ---------      ---------
                                                                224,798        244,425
                                                              ---------      ---------

                                                              $ 225,123      $ 245,542
                                                              =========      =========


                 See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                              Period
                                              Nine months ended                 Three months ended        April 22, 1997
                                                   Sept. 30,                          Sept. 30,             (inception) to
                                         ----------------------------      ----------------------------      Sept. 30,
                                             2001             2000             2001             2000            2001
                                         -----------      -----------      -----------      -----------      ---------
Sales                                    $        --      $        --      $        --      $        --      $     346

Cost of sales                                     --               --               --               --
                                         -----------      -----------      -----------      -----------

Gross margin                                      --               --               --               --            346
                                         -----------      -----------      -----------      -----------      ---------

Operating expenses:
   General and administrative                 27,639           14,558            4,221            1,022         88,300
   Amortization                                   --            1,433               --               --         17,191
                                         -----------      -----------      -----------      -----------      ---------
                                              27,639           15,991            4,221            1,022        105,491
                                         -----------      -----------      -----------      -----------      ---------

Loss from operations                         (27,639)         (15,991)          (4,221)          (1,022)      (105,145)
                                         -----------      -----------      -----------      -----------      ---------

Other income (expense):
   Gain (loss) on sale of subsidiary              --           (2,411)              --               --         21,132
   Interest expense                               (3)              --               --               --           (903)
   Interest income                             8,015            3,503            2,005            3,503         15,357
                                         -----------      -----------      -----------      -----------      ---------
                                               8,012            1,092            2,005           (3,503)        35,586
                                         -----------      -----------      -----------      -----------      ---------

Net Income (Loss)                            (19,627)     $   (14,899)     $    (2,216)     $     2,481      $ (69,559)
                                         ===========      ===========      ===========      ===========      =========

Net loss per common share                $      (.01)     $      (.01)     $        --      $        --
                                         ===========      ===========      ===========      ===========

Weighted average number of
  shares outstanding                       2,668,666        2,213,721        2,668,666        2,668,666
                                         ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPT. 30, 2001 AND
               PERIOD APRIL 22, 1997 (INCEPTION) TO SEPT. 30, 2001


                                                                                      Accumulated
                                                                                        deficit
                                                 Common stock           Additional    during the       Total
                                            ----------------------       paid-in      development   stockholders'
                                             Shares        Amount        capital         stage         equity
                                            --------      --------     -----------   ------------   -------------
Balance, April 22, 1997                           --      $     --      $      --      $     --      $      --

Common stock issued for cash at
  $.00 per share                             666,666         6,666         (1,666)           --          5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $.00 per share                          400,000         4,000         (1,000)           --          3,000
Issuance of 540,000 shares at common
  stock at $.10 per share                    540,000         5,400         48,600            --         54,000
Stock offering costs                              --            --         (8,843)           --         (8,843)
Net loss, December 31, 1997                       --            --             --        (9,251)        (9,251)
                                           ---------      --------      ---------      --------      ---------

Balance, December 31, 1997                 1,606,666        16,066         37,091        (9,251)        43,906

Issuance of 75,000 shares of common
  stock at $.10 per share                     75,000           750          6,750            --          7,500
Net loss, December 31, 1998                       --            --             --       (21,560)       (21,560)
                                           ---------      --------      ---------      --------      ---------

Balance, December 31, 1998                 1,681,666        16,816         43,841       (30,811)        29,846

Issuance of 87,000 shares of common
  stock at $.10 per share                     87,000           870          7,830            --          8,700
Net loss, December 31, 1999                       --            --             --       (21,166)       (21,166)
                                           ---------      --------      ---------      --------      ---------

Balance, December 31, 1999                 1,768,666        17,686         51,671       (51,977)        17,380

Cancellation of treasury stock              (100,000)       (1,000)       (24,000)           --        (25,000)
Common stock issued for cash at
  $.25 per share                           1,000,000        10,000        240,000            --        250,000
Net income, December 31, 2000                     --            --             --         2,045          2,045
                                           ---------      --------      ---------      --------      ---------

Balance, December 31, 2000                 2,668,666        26,686        267,671       (49,932)       244,425

Net loss, nine months ended
  Sept. 30, 2001                                  --            --             --       (19,627)       (19,627)
                                           ---------      --------      ---------      --------      ---------

Balance, Sept. 30, 2001                    2,668,666      $ 26,686      $ 267,671      $(69,559)     $ 224,798
                                           =========      ========      =========      ========      =========

                 See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Period
                                                                 Nine months ended        April 22, 1997
                                                                     Sept. 30,            (inception) to
                                                              ------------------------       Sept. 30,
                                                                 2001           2000           2001
                                                              ---------      ---------    --------------
Cash flows from operating activities:
   Net loss                                                   $ (19,627)     $ (14,899)     $ (69,559)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Amortization                                                   --          1,433         17,191
      Gain (loss) on sale of subsidiary                              --          2,411        (21,132)
      Common stock issued for services                               --             --          8,700
      Changes in assets and liabilities:
        Increase (decrease) in accounts payable
        and accrued expenses                                       (792)         8,570          9,025
                                                              ---------      ---------      ---------
             Net cash used by operating activities              (20,419)        (2,485)       (55,775)
                                                              ---------      ---------      ---------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                      --             --         (1,109)
   Purchase of patent rights                                         --             --        (28,650)
                                                              ---------      ---------      ---------
             Net cash used by investing activities                   --             --        (29,759)
                                                              ---------      ---------      ---------

Cash flows from financing activities:
   Stock offering costs                                              --             --         (5,843)
   Common stock issued for cash                                      --        250,000        316,500
                                                              ---------      ---------      ---------
             Net cash provided by financing activities               --        250,000        310,657
                                                              ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents            (20,419)       247,515        225,123
Cash and cash equivalents, beginning of period                  245,542          5,988             --
                                                              ---------      ---------      ---------

Cash and cash equivalents, end of period                      $ 225,123      $ 253,503      $ 225,123
                                                              =========      =========      =========

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                $       3      $      --      $     903
      Income taxes                                                  701             --            801
Noncash financing activities:
   Patent rights and deferred interest acquired for
     or common stock and assumption of note payable           $      --      $      --      $  30,000

                 See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             Sept. 30, 2001 AND 2000

1. The Company and basis of presentation:

     The financial statements presented herein as of Sept. 30, 2001 and for the nine months ended Sept. 30, 2001 and 2000 and the period April 22, 1997 (inception) to Sept. 30, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine months ended Sept. 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

2. Net loss per common share:

     Net loss per common share for the nine months ended Sept. 30, 2001 and 2000 is based on 2,668,666 and 2,213,721, respectively, of weighted average common shares outstanding.

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

     In addition, on the Closing Date, all of the officers and directors of the Company resigned and ComVest's designees, Joseph P. Wynne and Basil Asciutto, were elected sole directors and officers. On January 26, 2001, Basil Asciutto resigned as President and director. Keith M. Rosenbloom was elected President and a director of the Company effective as of August 31, 2001.

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

Liquidity and Capital Resources

     At Sept. 30, 2001, the Company had cash and cash equivalents of $225,123 as contrasted to accounts payable of $325. As the Company's current operations are limited to seeking a merger or business combination candidate, the Company believes that its cash and cash equivalents will fund all operations until any such merger or combination is consummated.

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

     (b)  Reports on Form 8-K

          During the quarter ended Sept. 30, 2001, the Company filed no Reports on Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LIL MARC, INC.


Dated: As of November 13, 2001            By:  /s/ Keith M. Rosenbloom
                                               -----------------------------
                                               Keith M. Rosenbloom, President
                                               and a Director
                                               (Principal Executive Officer)



Dated:   As of November 13, 2001          By:  /s/ Joseph P. Wynne
                                               -------------------
                                               Joseph P. Wynne,
                                               Chief Financial Officer,
                                               Secretary, and a Director
                                               (Principal Financial and
                                               Accounting Officer)