Form 10KSB
period 2001-12-31
LIL MARC INC
filed 2002-04-01
CIK 1062128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended: December 31, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

     The issuer's revenues for its most recent fiscal year are $0.

     As of March 26, 2002 the aggregate market value of the issuer's shares of common stock held by non-affiliates was approximately $75,920.

     The issuer's number of shares outstanding of Common Stock, $.01 par value per share, as of March 26, 2002, was 2,668,666.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

PART I.........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTY............................................2
   ITEM 3.  LEGAL PROCEEDINGS..................................................2
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................2

PART II........................................................................3

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........3
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........4
   ITEM 7.  FINANCIAL STATEMENTS...............................................5
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...........................................6

PART III.......................................................................7

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .................7
   ITEM 10. EXECUTIVE COMPENSATION.............................................8
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....8
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................10
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................10

SIGNATURES....................................................................11

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

     Pursuant to a stock purchase agreement dated as of May 19, 2000 (the "Purchase Agreement") by and among the Company, George I. Norman III, Laurie J. Norman, Alewine Limited Liability Company ("Alewine") and Linda Bryson (the latter four parties, collectively the "Sellers") and ComVest Capital Partners LLC ("ComVest"), on May 25, 2000 (the "Closing Date") ComVest purchased 1,194,166 shares of common stock of the Company (the "Common Stock") for an aggregate purchase price of $315,000. ComVest also purchased, pursuant to the Purchase Agreement, for an aggregate purchase price of $250,000: (i) an 18 month warrant to purchase 3,000,000 shares of Common Stock (the "Warrant"), and (ii) 1,000,000 newly issued shares of Common Stock. In November 2001, the Warrant terminated without having been exercised. Additionally, on the Closing Date the former officers and directors of the Company resigned and were replaced by designees of ComVest. Subsequent to the Closing Date and pursuant to the Purchase Agreement, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, LILM, Inc., to Alewine in exchange for 100,000 shares of Common Stock, which 100,000 shares became treasury stock and subsequently were cancelled. As a result of such transactions, the Company has no further interest in its former business (the development, manufacturing, and marketing of the LiL Marc training urinal).

     Since the Closing Date, the Company's plan of operation has been to attempt to merge or effect a business combination with a domestic or foreign private operating entity. The Company's management believes that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to attempting to locate such a candidate, the Company does not currently anticipate conducting any operations.

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

Employees

     Presently, the Company has no full-time or other employees. It is anticipated that the Company's President, Chief Financial Officer and Secretary will not devote significant time to meet their respective duties and obligations to the Company.

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

     The high and low bid price quotations for our Common Stock, as reported by NASDAQ, are as follows for the periods indicated:

                                           High        Low
         First Quarter 2000 ...........    $.615      $.180
         Second Quarter 2000 ..........    $.938      $.375
         Third Quarter 2000 ...........    $.813      $.500
         Fourth Quarter 2000 ..........    $.562      $.312

         First Quarter 2001 ...........    $.343      $.312
         Second Quarter 2001 ..........    $.343      $.150
         Third Quarter 2001 ...........    $.390      $.150
         Fourth Quarter 2001 ..........    $.390      $.160

     As of March 26, 2002, the Company had issued and outstanding 2,668,666 shares of Common Stock and there were approximately 39 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

     The Securities and Exchange Commission (the "Commission") generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: a reported security (any security or class of securities for which reports containing the price and volume associated with a purchase or sale of one or more round lots of the security are collected, processed and made available pursuant to an effective plan filed with and approved by the Commission); registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; is a put or call option; excluded from the definition on the basis of price or the issuer's net tangible assets or average revenue; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

     Dividends

     The Company has not declared or paid dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the forseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

     On the Closing Date, ComVest purchased 1,194,166 shares of Common Stock from the Sellers for an aggregate purchase price of $315,000. Also pursuant to the Purchase Agreement, ComVest purchased from the Company, for an aggregate purchase price of $250,000, (i) 1,000,000 newly issued shares of Common Stock, and (ii) the Warrant to purchase an additional 3,000,000 shares of Common Stock. In November 2001, the Warrant terminated without having been exercised.

     Subsequent to the Closing Date, pursuant to a stock sale agreement between the Company and Alewine, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, LILM, Inc., to Alewine in exchange for 100,000 shares of Common Stock. The 100,000 shares became treasury stock and subsequently were cancelled. As a result of such transactions, the Company has no further interest in the business of its former subsidiary (the development, manufacturing, and marketing of the LiL Marc training urinal).

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

     At December 31, 2001, the Company had cash and cash equivalents of $223,681 and it had no accounts payable. As the Company's current operations are limited to seeking a merger or business combination candidate, the Company believes that the Company's cash and cash equivalents shall fund all operations until any such merger or combination is consummated.

     The Company did not generate any revenues from operations in 2001 or 2000. General and administrative expenses increased by 20.4% from 2000 in 2001, reflecting professional fees paid to the Company's current attorneys and accountants over 12 months in 2001 as contrasted to seven months in 2000 ( the Closing Date occurred in May 2000). The Company's loss from operations increased by 13.8% from 2000 to 2001 primarily due to this increase in general administrative expenses. Interest income in 2001 increased by 27.2% from 2000 because it held the net proceeds of its controlling shareholder's $250,000 investment for 12 months in 2001 as contrasted to seven months in 2000. Because the Company realized a gain on the sale of its subsidiary in 2000 in the amount of $21,132, the Company realized net income of $2,045 in 2000 as compared to a net loss of $20,744 in 2001.

     Although it does not currently plan to do so, the Company may in the future raise additional funds through the sale of its securities.

ITEM 7. FINANCIAL STATEMENTS

     See the financial statements annexed to this Report.

                                                  LIL MARC, INC.
                                           (A Development Stage Company)


                                               FINANCIAL STATEMENTS

                                                 DECEMBER 31, 2001

                                 LIL MARC, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
             PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2001


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

                     [LETTERHEAD OF BERENSON & COMPANY LLP]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Lil Marc, Inc.
(A Development Stage Company)
New York, NY


We have audited the accompanying balance sheet of Lil Marc, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period April 22, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lil Marc, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and the period April 22, 1997 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Berenson & Company LLP

New York, NY
January 24, 2002

                                                                          Page 2
                                 LIL MARC, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS
Current assets:
   Cash and cash equivalents                                          $ 223,681
                                                                      ---------

             Total current assets                                     $ 223,681
                                                                      =========


                              STOCKHOLDERS' EQUITY

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding              $  26,686
   Additional paid-in capital                                           267,671
   Accumulated deficit during the development stage                     (70,676)
                                                                      ---------
                                                                        223,681
                                                                      ---------
                                                                      $ 223,681
                                                                      =========


    The accompanying notes are an integral part of the financial statements.

                                                                          Page 3
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                      Period
                                                                  April 22, 1997
                                             Years ended          (inception) to
                                             December 31,           December 31,
                                         2001           2000           2001
                                     -----------    -----------    -----------

Sales                                $        --    $        --    $       346

Cost of sales                                 --             --             --
                                     -----------    -----------    -----------
Gross margin                                  --             --            346
                                     -----------    -----------    -----------
Operating expenses:
   General and administrative             30,085         24,996         90,746
   Amortization                               --          1,433         17,191
                                     -----------    -----------    -----------
                                          30,085         26,429        107,937
                                     -----------    -----------    -----------
Loss from operations                     (30,085)       (26,429)      (107,591)
                                     -----------    -----------    -----------
Other income (expense):
   Gain on sale of subsidiary                 --         21,132         21,132
   Interest expense                           --             --           (900)
   Interest income                         9,341          7,342         16,683
                                     -----------    -----------    -----------
                                           9,341         28,474         36,915
                                     -----------    -----------    -----------
Net income (loss)                    $   (20,744)   $     2,045    $   (70,676)
                                     ===========    ===========    ===========
Net income (loss) per common share   $      (.01)   $       .00
                                     ===========    ===========
Weighted average number of
  shares outstanding                   2,668,666      2,328,392
                                     ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                                                                          Page 4
                                 LIL MARC, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 2001 AND
             PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2001

                                                                                 Accumulated
                                                                 Additional   deficit during the    Total
                                            Common stock          paid-in        development    stockholders'
                                         Shares       Amount      capital          stage            equity
                                       ----------    --------    ----------   ------------------  -----------
Balance, April 22, 1997                        --    $     --    $      --        $     --        $      --

Common stock issued for cash at
  $0.00 per share                         666,666       6,666       (1,666)             --            5,000
Issuance of shares to acquire patent
  rights recorded at predecessor
  cost of $0.00 per share                 400,000       4,000       (1,000)             --            3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share         540,000       5,400       48,600              --           54,000
Stock offering costs                           --          --       (8,843)             --           (8,843)
Net loss, December 31, 1997                    --          --           --          (9,251)          (9,251)
                                       ----------    --------    ---------        --------        ---------
Balance, December 31, 1997              1,606,666      16,066       37,091          (9,251)          43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share          75,000         750        6,750              --            7,500
Net loss, December 31, 1998                    --          --           --         (21,560)         (21,560)
                                       ----------    --------    ---------        --------        ---------

Balance, December 31, 1998              1,681,666      16,816       43,841         (30,811)          29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share          87,000         870        7,830              --            8,700
Net loss, December 31, 1999                    --          --           --         (21,166)         (21,166)
                                       ----------    --------    ---------        --------        ---------
Balance, December 31, 1999              1,768,666      17,686       51,671         (51,977)          17,380

Cancellation of treasury stock           (100,000)     (1,000)     (24,000)             --          (25,000)
Common stock issued for cash at
  $0.25 per share                       1,000,000      10,000      240,000              --          250,000
Net income, December 31, 2000                  --          --           --           2,045            2,045
                                       ----------    --------    ---------        --------        ---------
Balance, December 31, 2000              2,668,666      26,686      267,671         (49,932)         244,425

Net loss, December 31, 2001                    --          --           --         (20,744)         (20,744)
                                       ----------    --------    ---------        --------        ---------
Balance, December 31, 2001              2,668,666    $ 26,686    $ 267,671        $(70,676)       $ 223,681
                                       ==========    ========    =========        ========        =========

    The accompanying notes are an integral part of the financial statements.

                                                                          Page 5
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                               Period
                                                                                                           April 22, 1997
                                                                                  Years ended              (inception) to
                                                                                  December 31,              December 31,
                                                                              2001            2000               2001
                                                                             -------         -------           -------
Cash flows from operating activities:
   Net income (loss)                                                       $ (20,744)       $   2,045        $ (70,676)
   Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Amortization                                                                --            1,433           17,191
      Gain on sale of subsidiary                                                  --          (21,132)         (21,132)
      Common stock issued for services                                            --               --            8,700
      Changes in assets and liabilities:
        Increase (decrease) in accounts payable                               (1,117)           8,317            8,700
                                                                           ---------        ---------        ---------
             Net cash used by operating activities                           (21,861)          (9,337)         (57,217)
                                                                           ---------        ---------        ---------
Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                                   --           (1,109)          (1,109)
   Purchase of patent rights                                                      --               --          (28,650)
                                                                           ---------        ---------        ---------
             Net cash used by investing activities                                --           (1,109)         (29,759)
                                                                           ---------        ---------        ---------
Cash flows from financing activities:
   Stock offering costs                                                           --               --           (5,843)
   Common stock issued for cash                                                   --          250,000          316,500
                                                                           ---------        ---------        ---------
             Net cash provided by financing activities                            --          250,000          310,657
                                                                           ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents                         (21,861)         239,554          223,681
Cash and cash equivalents, beginning of period                               245,542            5,988               --
                                                                           ---------        ---------        ---------
Cash and cash equivalents, end of period                                   $ 223,681        $ 245,542        $ 223,681
                                                                           =========        =========        =========
Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                             $      --        $      --        $      --
      Income taxes                                                               704              100              804

Noncash financing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                           $      --        $      --        $  30,000

    The accompanying notes are an integral part of the financial statements.

                                                                          Page 6
                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


1.   Organization and description of business:

     Lil Marc, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on April 22, 1997. The Company was organized to engage in the marketing of the "Lil Marc" training urinal. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards Number 7 ("SFAS No. 7").

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

2.   Summary of significant accounting policies:

     a.   Principles of consolidation:

          The financial statements previously included the accounts of a wholly-owned subsidiary of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The wholly-owned subsidiary was sold in May, 2000.

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

                                                                          Page 7
                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


2.   Summary of significant accounting policies: (Continued)

     c.   Cash and cash equivalents: (Continued)

          The Company maintains its cash accounts in a commercial bank located in New York. The balance in the bank is insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.

     d.   Patents:

          During 1997, the Company purchased the patent for the "Lil Marc" training urinal. Amortization was computed on the straight-line method over the estimated five year life of the patent. Amortization expense for the years ended December 31, 2001 and 2000 was $-0- and $1,433, respectively.

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

                                                                          Page 8
                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


2.   Summary of significant accounting policies: (Continued)

     g.   Stock offering costs:

          Costs incurred in connection with the Company's stock offering have been capitalized and were charged to the proceeds of the offering upon its completion.

     h.   Fair value of financial instruments:

          The carrying amounts of cash and cash equivalents approximate fair value due to the short maturity of these instruments.

     3.   Related party transactions:

          In 1997, the Company issued 400,000 shares of its common stock to its stockholders for the acquisition of the patent rights to the "Lil Marc" training urinal.

          In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share to its stockholders for gross services valued at $8,700.

     4.   Income taxes:

          The total of the deferred tax asset is as follows:

                                                   2001             2000
                                                  -------          -------

                 Deferred tax asset              $ 22,000         $  8,000
                 Valuation allowance              (22,000)          (8,000)
                                                 --------         --------
                 Net deferred tax asset          $   --           $   --
                                                 ========         ========

The deferred tax asset is the book vs. tax difference from net operating loss carryforwards.

The Company has available, at December 31, 2001, unused operating loss carryforwards of approximately $71,000 for federal and state tax purposes that may be applied against future taxable income and begin to expire in December 2012.

                                                                          Page 9
                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

Name                   Age    Position

Keith M. Rosenbloom    33   President and Director (Principal Executive Officer)
Joseph P. Wynne        37   Chief Financial Officer,  Secretary and Director
                            (Pincipal  Financial and Accounting Officer)

     Information with respect to the foregoing executive officers and directors is set forth below.

     Mr. Keith M. Rosenbloom was appointed President and a Director of the Company in August 2001. Mr. Rosenbloom devotes no less time to the affairs of the Company than he deems reasonably necessary to discharge his duties to the Company. Mr. Rosenbloom has been a Managing Director and Director of Merchant Banking of Commonwealth Associates LP for more than the past five years. He received a B.A. degree from Yale University.

     Mr. Joseph P. Wynne has been Chief Financial Officer, Secretary and a Director of the Company since May 2000. Mr. Wynne devotes no less time to the affairs of the Company than he deems reasonably necessary to discharge his duties to the Company. Mr. Wynne is a Certified Public Accountant and has been Chief Financial Officer and Financial Principal of Commonwealth Associates LP and ComVest Capital Partners, LLC since October 1995. Mr. Wynne joined Commonwealth Associates in October 1993 as the Controller. Prior thereto, from November 1990 to October 1993, Mr. Wynne was Supervisor for the Corporate Accounting Department of Bear Stearns & Co., Inc. and from January 1988 to November 1990 was Audit Supervisor at Goldstein, Golub and Kessler.

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

     Based solely on the Company's review of Forms 3 received by it during 2001, and written representations from reporting persons that no Forms 5 were required for such persons for 2001, the Company believes that all filing requirements pursuant to Section 16(a) of the Exchange Act applicable to those persons who were directors, officers, and beneficial owners of more than ten percent of its Common Stock during the year ended December 31, 2001 were complied with on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

     None of the Company's current executive officers and directors received any compensation from the Company during the year ended December 31, 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 26, 2002, based upon our records and information obtained from the persons named below, certain information concerning beneficial ownership of our shares of Common Stock with respect to (i) each person known to own more than 5% of our outstanding shares of Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group:

                                                   Amount           Approximate
                                                   and Nature       Percentage
                                                   of Beneficial    of Common
        Identity                                   Ownership        Stock Owned
        --------                                   ---------        -----------
ComVest Capital Partners, LLC (1)                   2,194,166           82.2%
Michael S. Falk (1)                                 2,194,166(2)        82.2%
Keith Rosenbloom (1)                                2,194,166(3)        82.2%
Robert Priddy (1)                                   2,194,166(4)        82.2%
Joseph P. Wynne                                     -0-                    0%
All executive officers and directors, as a group    2,194,166           82.2%
(2 persons)

(1)  The addresses for the foregoing entity and persons are:

o ComVest Capital Partners, LLC, Michael S. Falk and Keith Rosenbloom are located at 830 Third Avenue, New York NY 10022

o Robert Priddy is located at RMC Capital, 1640 Powers Ferry, Suite 125, Marietta, Georgia 30067

(2) Michael S. Falk is deemed to be the beneficial owner of an aggregate of 2,194,166 shares of Common Stock beneficially owned by ComVest. In his capacity as manager and principal member of ComVest, Mr. Falk shares indirect voting and dispositive power with respect to ComVest's shares. Mr. Falk disclaims beneficial ownership of the securities owned by ComVest other than that portion corresponding to his proportionate membership interest in ComVest. Mr. Falk has no direct ownership of any such securities.

(3) Keith Rosenbloom is deemed to be the beneficial owner of an aggregate of 2,194,166 shares of Common Stock beneficially owned by ComVest. In his capacity as manager and principal member of ComVest, Mr. Rosenbloom shares indirect voting and dispositive power with respect to ComVest's shares. Mr. Rosenbloom disclaims beneficial ownership of the securities owned by ComVest other than that portion corresponding to his proportionate membership interest in ComVest. Mr. Rosenbloom has no direct ownership of any such securities.

(4) Robert Priddy is deemed to be the beneficial owner of an aggregate of 2,194,166 shares of Common Stock beneficially owned by ComVest. In his capacity as manager and principal member of ComVest, Mr. Priddy shares indirect voting and dispositive power with respect to ComVest's shares. Mr. Priddy disclaims beneficial ownership of the securities owned by ComVest other than that portion corresponding to his proportionate membership interest in ComVest. Mr. Priddy has no direct ownership of any such securities.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit 2.1 Purchase Agreement by and among the Company, George I. Norman III, Laurie J. Norman, Alewine Limited Liability Company, Linda Bryson and ComVest Capital Partners LLC dated as of May 19, 2000, incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Exhibit 2.2 Stock Sale Agreement by and between the Company and Alewine Limited Liability Company dated as of May 19, 2000, incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Exhibit 3.1    Articles of  Incorporation,  incorporated by reference to Exhibit
               3.1 to Form 10-SB, filed with the Commission on June 10, 1998, file Number 0-24431.

Exhibit 3.2 By-Laws, incorporated by reference to Exhibit 3.2 to Form 10-SB, filed with the Commission on June 10, 1998, file Number 0-24431.

     (b)  Reports on Form 8-K.

During the last quarter of the period covered by this report the Company filed a Current Report on Form 8-K dated August 31, 2001 reporting the resignation of David Boris as President and a director of the Company and the election of Keith
M. Rosenbloom as President and a director in his place. No financial statements were filed with such report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LIL MARC, INC.

                             By:  /s/ Keith M. Rosenbloom
                                  --------------------------------
                                  Keith M. Rosenbloom
                                  President
                                  (Principal Executive Officer)
                                  March 26, 2002

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                  Date
---------                -----                                  ----

/s/Keith M. Rosenbloom   President and Director                 March 15, 2002
----------------------   (Principal Executive Officer)
Keith M. Rosenbloom

/s/Joseph P. Wynne       Chief Financial Officer,               March 15, 2002
----------------------   Secretary and Director (Principal
Joseph P. Wynne          Financial and Accounting Officer)