Form 10KSB/A
period 2000-12-31
LIL MARC INC
filed 2002-04-25
CIK 1062128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NO. 1 TO FORM 10-KSB/A

     (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

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

Yes [X]  No [_]

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

                                     PART II

Item 7. Financial Statements

        See the financial statements annexed to this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) the Exchange Act, the registrant caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LIL MARC, INC.

                                              By: /s/ Keith Rosenbloom
                                                  -----------------------------
                                                  Keith Rosenbloom
                                                  President
                                                  (Principal Executive Officer)
                                                  April 22, 2002

     In accordance with the Exchange Act, this Amendment to Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

/s/ Keith Rosenbloom         President and Director               April 22, 2002
----------------------       (Principal Executive Officer)
Keith Rosenbloom


/s/ Joseph P. Wynne          Chief Financial Officer,             April 22, 2002
----------------------       Secretary and Director (Principal
Joseph P. Wynne              Financial and Accounting Officer)

                                 LIL MARC, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                   YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
             PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2000

                                                                           Page

Independent Auditors' Reports                                               1-3

Balance Sheet                                                                4

Statements of Operations                                                     5

Statements of Stockholders' Equity                                           6

Statements of Cash Flows                                                     7

Notes to Financial Statements                                              8-11

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


                                        /s/ BERENSON & COMPANY LLP

New York, NY
March 12, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lil Marc, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Lil Marc, Inc. and Subsidiary (a development stage company) for the year ended December 31, 1999 and for the period from inception on April 22, 1997 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Lil Marc, Inc. and Subsidiary (a development stage company) as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception April 22, 1997 through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the 1999 consolidated financial statements, (not presented separately herein) the Company had no operations and limited capital which together raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter were also described in Note 4. The consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
Salt Lake City, Utah
February 11, 2000

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                                   A S S E T S

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

                                                                          Page 5
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                     Period
                                                                 April 22, 1997
                                             Years ended         (inception) to
                                             December 31,          December 31,
                                     --------------------------
                                         2 0 0 0        1 9 9 9        2 0 0 0
                                     -----------    -----------       --------

Sales                                $        --    $       346       $    346

Cost of sales                                 --             --             --
                                     -----------    -----------       --------

Gross margin                                  --            346            346
                                     -----------    -----------       --------

Operating expenses:
  General and administrative              24,996         15,782         60,661
  Amortization                             1,433          5,730         17,191
                                     -----------    -----------       --------
                                          26,429         21,512         77,852
                                     -----------    -----------       --------

Loss from operations                     (26,429)       (21,166)       (77,506)
                                     -----------    -----------       --------

Other income (expense):
  Gain on sale of subsidiary              21,132             --         21,132
  Interest expense                            --             --           (900)
  Interest income                          7,342             --          7,342
                                     -----------    -----------       --------
                                          28,474             --         27,574
                                     -----------    -----------       --------

Net income (loss)                    $     2,045    $   (21,166)      $(49,932)
                                     ===========    ===========       ========

Net income (loss) per common share   $       .00    $      (.01)
                                     ===========    ===========

Weighted average number of
  shares outstanding                   2,328,392      1,681,904
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

                                                                          Page 6
                                 LIL MARC, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        YEAR ENDED DECEMBER 31, 2000 AND
             PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2000

                                                                           Accumulated
                                                                             deficit
                                              Common stock      Additional  during the    Total
                                         --------------------    paid-in   development  stockholders'
                                           Shares     Amount     capital      stage       equity
                                         ---------   --------   ---------   --------    ---------
Balance, April 22, 1997                         --   $     --   $      --   $     --    $      --

Common stock issued for cash
  at $0.00 per share                       666,666      6,666      (1,666)        --        5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $0.00 per share                       400,000      4,000      (1,000)        --        3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share          540,000      5,400      48,600         --       54,000
Stock offering costs                            --         --      (8,843)        --       (8,843)
Net loss, December 31, 1997                     --         --          --     (9,251)      (9,251)
                                         ---------   --------   ---------   --------    ---------

Balance, December 31, 1997               1,606,666     16,066      37,091     (9,251)      43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share           75,000        750       6,750         --        7,500
Net loss, December 31, 1998                     --         --          --    (21,560)     (21,560)
                                         ---------   --------   ---------   --------    ---------

Balance, December 31, 1998               1,681,666     16,816      43,841    (30,811)      29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share           87,000        870       7,830         --        8,700
Net loss, December 31, 1999                     --         --          --    (21,166)     (21,166)
                                         ---------   --------   ---------   --------    ---------

Balance, December 31, 1999               1,768,666     17,686      51,671    (51,977)      17,380

Cancellation of treasury stock            (100,000)    (1,000)    (24,000)        --      (25,000)
Common stock issued for cash at
  $0.25 per share                        1,000,000     10,000     240,000         --      250,000
Net income, December 31, 2000                   --         --          --      2,045        2,045
                                         ---------   --------   ---------   --------    ---------

Balance, December 31, 2000               2,668,666   $ 26,686   $ 267,671   $(49,932)   $ 244,425
                                        ==========   ========   =========   ========    =========

       The accompanying notes are an integral part of the financial statements.

                                                                          Page 7
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                   Period
                                                              Years ended      April 22, 1997
                                                              December 31,     (inception) to
                                                      -----------------------    December 31,
                                                        2 0 0 0       1 9 9 9     2 0 0 0
                                                      -----------    --------    ---------

Cash flows from operating activities:
  Net income (loss)                                     $   2,045    $(21,166)   $ (49,932)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
    Amortization                                            1,433       5,730       17,191
    Gain on sale of subsidiary                            (21,132)         --      (21,132)
    Common stock issued for services                           --       8,700        8,700
    Changes in assets and liabilities:
      Increase in accounts payable                          8,317       1,500        9,817
                                                        ---------    --------    ---------
         Net cash used by operating activities             (9,337)     (5,236)     (35,356)
                                                        ---------    --------    ---------

Cash flows from investing activities:
  Cash included pursuant to sale of subsidiary             (1,109)         --       (1,109)
  Purchase of patent rights                                    --          --      (28,650)
                                                        ---------    --------    ---------
         Net cash used by investing activities             (1,109)         --      (29,759)
                                                        ---------    --------    ---------

Cash flows from financing activities:
  Stock offering costs                                         --          --       (5,843)
  Common stock issued for cash                            250,000          --      316,500
                                                        ---------    --------    ---------
         Net cash provided by financing activities        250,000          --      310,657
                                                        ---------    --------    ---------

Net increase (decrease) in cash and cash equivalents      239,554      (5,236)     245,542
Cash and cash equivalents, beginning of period              5,988      11,224           --
                                                        ---------    --------    ---------
Cash and cash equivalents, end of period                $ 245,542    $  5,988    $ 245,542
                                                        =========    ========    =========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                            $      --    $     --    $      --
    Income taxes                                              100          --          100

Noncash financing and investing activities:
  1.  Patent rights and deferred interest acquired for
      common stock and assumption of note payable       $      --    $     --    $  30,000
  2.  Sale of noncash net assets of subsidiary
      Book value of patent                              $  11,459    $     --    $  11,459
      Accounts payable assumed                              8,700          --        8,700
      Common stock acquired for treasury                   25,000          --       25,000
      Treasury stock cancelled                             25,000          --       25,000


    The accompanying notes are an integral part of the financial statements.

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


                                              2 0 0 0    1 9 9 9
                                              -------   --------

               Patent                         $    --   $ 28,650
               Accumulated amortization            --    (15,758)
                                              -------   --------

                                              $    --   $ 12,892
                                              =======   ========

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

     In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share to its stockholders for gross services valued at $8,700.

4.   Income taxes:

     The total of the deferred tax asset is as follows:

                                             2 0 0 0     1 9 9 9
                                             -------    --------

               Deferred tax asset            $ 8,000    $ 10,000
               Valuation allowance            (8,000)    (10,000)
                                             -------    --------

               Net deferred tax asset        $    --    $     --
                                             =======    ========

 The deferred tax asset is the book vs. tax difference from net operating loss carry forwards.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

4.   Income taxes: (Continued)

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