Form 10QSB
period 2002-03-31
LIL MARC INC
filed 2002-05-15
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

      |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2002

      |_| Transition report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|         No |_|

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, as of May 10, 2002, was 2,668,666 shares.

Transitional Small Business Disclosure Format (check one):

Yes |_|         No |X|

                                 LIL MARC, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                                3

         Balance Sheets as of March 31, 2002 (Unaudited)                       3
             and December 31, 2001

         Statements of Operations (Unaudited) for the                          4
             Three Months Ended March 31, 2002 and 2001
             and from Inception through March 31, 2002

         Statements of Stockholders' Equity from Inception                     5
             through March 31, 2002 (Unaudited after December 31, 2001)

         Statements of Cash Flows (Unaudited) for the                          7
             Three Months Ended March 31, 2002 and 2001
             and from inception through March 31, 2002

         Notes to Financial Statements                                         9


Item 2.    Management's Discussion and Analysis or Plan of Operation          12


PART II.  OTHER INFORMATION                                                   14

Item 6.    Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                    15

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                            March 31,           December 31,
                                                                              2002                  2001
                                                                         -------------       ---------------
                                          A S S E T S                     (Unaudited)

Current assets:
   Cash and cash equivalents                                                $ 223,120              $ 223,681
                                                                            ---------              ---------

             Total current assets                                           $ 223,120              $ 223,681
                                                                            =========              =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $  14,602              $     -0-
                                                                            ---------              ---------

             Total current liabilities                                         14,602                    -0-
                                                                            ---------              ---------

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding                       26,686                 26,686
   Additional paid-in capital                                                 267,671                267,671
   Accumulated deficit during the development stage                           (85,839)               (70,676)
                                                                            ---------              ---------
                                                                             (208,518)               223,681
                                                                            ---------              ---------

                                                                            $ 223,120              $ 223,681
                                                                            =========              =========



                See accompanying notes to financial statements.

                                                                          Page 2
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                Period
                                  Three months ended       April 22, 1997
                                      March 31,            (inception) to
                           ------------------------------      March 31,
                              2 0 0 2           2 0 0 1        2 0 0 2
                           ----------------------------------------------

 Sales                          $      --      $      --      $    346

Cost of sales                          --             --          --
                                -----------    -----------    --------

Gross margin                           --             --           346
                                -----------    -----------    --------

Operating expenses:
   General and administrative        16,175         16,351     106,921
   Amortization                        --              -0-      17,191
                                -----------    -----------    --------
                                     16,175         16,351     124,112
                                -----------    -----------    --------

Loss from operations                (16,175)       (16,351)    123,766
                                -----------    -----------    --------

Other income (expense):
   Gain on sale of subsidiary          --             --        21,132
   Interest expense                    --             --          (900)
   Interest income                    1,012          3,402      17,695
                                -----------    -----------    --------
                                      1,012          3,402      37,927
                                -----------    -----------    --------

Net loss                        $   (15,163)   $   (12,949)   $(85,839)
                                ===========    ===========    ========

Net loss per common share       $      (.01)    $      .00
                                ===========    ===========

Weighted average number of
  shares outstanding              2,668,666      2,668,666
                                ===========    ===========


                See accompanying notes to financial statements.

                                                                          Page 3
                                 LIL MARC, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2001 AND PERIOD
            APRIL 22, 1997 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

                                                                                                Accumulated
                                                                                                  deficit
                                                                                  Additional     during the          Total
                                                       Common stock                 paid-in      development      stockholders'
                                                  Shares           Amount           capital        stage              equity
                                                ------------ ---------------- ---------------- ---------------   --------------

Balance, April 22, 1997                               --          $   --          $    --          $   --          $    --

Common stock issued for cash
  at $0.00 per share                               666,666           6,666           (1,666)           --              5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $0.00 per share                               400,000           4,000           (1,000)           --              3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share                  540,000           5,400           48,600            --             54,000
Stock offering costs                                  --              --             (8,843)           --             (8,843)
Net loss, December 31, 1997                           --              --               --            (9,251)          (9,251)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1997                       1,606,666          16,066           37,091          (9,251)          43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share                   75,000             750            6,750            --              7,500
Net loss, December 31, 1998                           --              --               --           (21,560)         (21,560)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1998                       1,681,666          16,816           43,841         (30,811)          29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share                   87,000             870            7,830            --              8,700
Net loss, December 31, 1999                           --              --               --           (21,166)         (21,166)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1999                       1,768,666          17,686           51,671         (51,977)          17,380

Cancellation of treasury stock                    (100,000)         (1,000)         (24,000)           --            (25,000)
Common stock issued for cash at
  $0.25 per share                                1,000,000          10,000          240,000            --            250,000
Net income, December 31, 2000                         --              --               --             2,045            2,045
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 2000                       2,668,666          26,686          267,671         (49,932)         244,425

Net income (loss), December 31, 2001                  --              --               --           (20,744)            --
                                                ----------        --------        ---------        --------        ---------
Balance, December 31, 2001                       2,668,666        $ 26,686        $ 267,671        $(70,676)       $ 223,681

Net loss, three months ended
  March 31, 2002                                      --              --               --           (15,163)         (15,163)
                                                ----------        --------        ---------        --------        ---------

Balance, March 31, 2002                          2,668,666        $ 26,686        $ 267,671        $(85,839)       $ 208,518
                                                ==========        ========        =========        ========        =========


                See accompanying notes to financial statements.

                                                                          Page 4
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    Period
                                                                                                                April 22, 1997
                                                                                     Three months ended         (inception) to
                                                                                          March 31,                 March 31,
                                                                                   2 0 0 2          2 0 0 1         2 0 0 2
                                                                               -------------     ------------     ------------

Cash flows from operating activities:
   Net loss                                                                       $ (15,163)       $(12,949)       $ (85,839)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization                                                                     --              --             17,191
      Gain on sale of subsidiary                                                       --              --            (21,132)
      Common stock issued for services                                                 --              --              8,700
      Changes in assets and liabilities:
        Increase in accounts payable and
          accrued expenses                                                           14,602           9,730           23,302
                                                                                  ---------        --------        ---------
             Net cash used by operating activities                                     (561)         (3,219)         (57,778)
                                                                                  ---------        --------        ---------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                                        --              --             (1,109)
Purchase of patent rights                                                              --              --            (28,650)
                                                                                  ---------        --------        ---------
             Net cash used by investing activities                                     --              --            (29,759)
                                                                                  ---------        --------        ---------

Cash flows from financing activities:
   Stock offering costs                                                                --              --             (5,843)
   Common stock issued for cash                                                        --              --            316,500
                                                                                  ---------        --------        ---------
             Net cash provided by financing activities                                 --              --            310,657
                                                                                  ---------        --------        ---------

Net increase (decrease) in cash and cash equivalents                                   (561)         (3,219)         223,120
Cash and cash equivalents, beginning of period                                      223,681         245,542             --
                                                                                  ---------        --------        ---------

Cash and cash equivalents, end of period                                          $ 223,120        $242,323        $ 223,120
                                                                                  =========        ========        =========

Supplemental cash flow information: Cash paid during the period for:
      Interest                                                                    $    --          $   --          $    --
      Income taxes                                                                      939             555            1,743
Noncash financing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                                  $    --          $   --          $  30,000

Sale of noncash net assets of subsidiary
   Book value of patent                                                                            $   --          $  11,459
   Accounts payable assumed                                                                        $   --          $   8,700
   Common stock acquired for treasury                                                              $   --          $  25,000
   Treasury stock cancelled                                                                        $   --          $  25,000


                See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001




1.      The Company and basis of presentation:

        The financial statements presented herein as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and the period April 22, 1997 (inception) to March 31, 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.


2.      Net loss per common share:

        Net loss per common share for the three months ended March 31, 2002 and 2001 is based on 2,668,666 and 2,668,666 respectively, of weighted average common shares outstanding.

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

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Plan of Operation

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

      Subsequent to the Closing Date, pursuant to a stock sale agreement between the Company and Alewine, the Company sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, LILM, Inc., to Alewine in exchange for 100,000 shares of Common Stock. The 100,000 shares became treasury stock and subsequently were cancelled. As a result of such transactions, the Company has no further interest in the business of its former subsidiary (the development, manufacture, and marketing of the Lil Marc training urinal).

      Subsequent to the above-referenced transactions, the Company's plan of operation has been to merge or effect a business combination with a domestic or foreign private operating entity. The Company's management believes that there are perceived benefits to being a

"reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to attempting to locate such a candidate, the Company does not currently anticipate conducting any operations.

      Commonwealth Associates, L.P., an affiliate of ComVest, has entered into a letter of intent to act as the placement agent in connection with a proposed private placement of up to $6,000,000 (a minimum of $5,000,000) of financing for a company (the "Merger Candidate") that makes ink-based security products utilizing its proprietary inks. Contemporaneously with, and as a condition to, the closing of the financing, the Merger Candidate would merge with and into the Company so that the Company would be the surviving corporation. It is anticipated that the existing securities of the Merger Candidate would convert into such number of securities as would represent 90% of the outstanding securities of the surviving corporation. Definitive agreements have yet to be signed and there is no assurance that Commonwealth Associates, L.P. will act as placement agent for such an offering, that the offering will be successfully completed, that a merger will be consummated with the Company, or the terms of any such transactions.


Liquidity and Capital Resources

      At March 31, 2002, the Company had cash and cash equivalents of $223,120 as contrasted to accounts payable of $14,602. As the Company's current operations are limited to seeking a merger or business combination candidate, the Company believes that its cash and cash equivalents will fund all operations until any such merger or combination is consummated.

      Although it does not currently plan to do so, the Company may in the future raise additional funds through the sale of its securities.

Comparative Operations

      The Company did not generate any revenues from operations during the three months ended March 31, 2002 or 2001. General and administrative expenses (and the Company's loss from operations) decreased by 1.1% from 2001 to 2002 (an insignificant change). Interest income decreased from 2001 to 2002 by 70.3% because of lower interest rates and lower cash balances. Because the reduction in general and administrative expenses was exceeded by the reduction in interest income, the net loss during 2002 increased by 17.1% from 2001.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      No exhibits are being filed with this Report.

(b)   Reports on Form 8-K

      During the quarter ended March 31, 2002, the Company filed no Reports on Form 8-K.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LIL MARC, INC.


Dated: As of May ___, 2002              By:
                                            ------------------------------------
                                                   Keith M. Rosenbloom
                                                   President and a Director
                                                   (Principal Executive Officer)


Dated: As of May ___, 2002              By:
                                            ------------------------------------
                                                   Joseph P. Wynne
                                                   Chief Financial Officer,
                                                   Secretary, and a Director
                                                   (Principal Financial and
                                                   Accounting Officer)