Form 10QSB/A
period 2002-03-31
LIL MARC INC
filed 2002-05-15
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

Yes |_|         No |X|

                                 LIL MARC, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                                3

         Balance Sheets as of March 31, 2002 (Unaudited)                       4
             and December 31, 2001

         Statements of Operations (Unaudited) for the                          5
             Three Months Ended March 31, 2002 and 2001
             and from Inception through March 31, 2002

         Statements of Stockholders' Equity for the Three Months Ended         6
             March 31, 2002 and from Inception through March 31, 2002
             (Unaudited after December 31, 2001)

         Statements of Cash Flows (Unaudited) for the                          7
             Three Months Ended March 31, 2002 and 2001
             and from inception through March 31, 2002

         Notes to Financial Statements                                         8


Item 2.    Management's Discussion and Analysis or Plan of Operation           9


PART II.  OTHER INFORMATION                                                   11

Item 6.    Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                    12

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                            March 31,           December 31,
                                                                              2002                  2001
                                                                         -------------       ---------------
                                          A S S E T S                     (Unaudited)

Current assets:
   Cash and cash equivalents                                                $ 223,120              $ 223,681
                                                                            ---------              ---------

             Total current assets                                           $ 223,120              $ 223,681
                                                                            =========              =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $  14,602              $     -0-
                                                                            ---------              ---------

             Total current liabilities                                         14,602                    -0-
                                                                            ---------              ---------

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding                       26,686                 26,686
   Additional paid-in capital                                                 267,671                267,671
   Accumulated deficit during the development stage                           (85,839)               (70,676)
                                                                            ---------              ---------
                                                                              208,518                223,681
                                                                            ---------              ---------

                                                                            $ 223,120              $ 223,681
                                                                            =========              =========


                See accompanying notes to financial statements.

                                                                          Page 2
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                Period
                                  Three months ended       April 22, 1997
                                      March 31,            (inception) to
                           ------------------------------      March 31,
                              2 0 0 2           2 0 0 1        2 0 0 2
                           ----------------------------------------------

 Sales                          $      --      $      --      $    346

Cost of sales                          --             --          --
                                -----------    -----------    --------

Gross margin                           --             --           346
                                -----------    -----------    --------

Operating expenses:
   General and administrative        16,175         16,351     106,921
   Amortization                        --              -0-      17,191
                                -----------    -----------    --------
                                     16,175         16,351     124,112
                                -----------    -----------    --------

Loss from operations                (16,175)       (16,351)   (123,766)
                                -----------    -----------    --------

Other income (expense):
   Gain on sale of subsidiary          --             --        21,132
   Interest expense                    --             --          (900)
   Interest income                    1,012          3,402      17,695
                                -----------    -----------    --------
                                      1,012          3,402      37,927
                                -----------    -----------    --------

Net loss                        $   (15,163)   $   (12,949)   $(85,839)
                                ===========    ===========    ========

Net loss per common share       $      (.01)    $      .00
                                ===========    ===========

Weighted average number of
  shares outstanding              2,668,666      2,668,666
                                ===========    ===========


                See accompanying notes to financial statements.

                                                                          Page 3
                                 LIL MARC, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  THREE MONTHS ENDED MARCH 31, 2002 AND PERIOD
            APRIL 22, 1997 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)

                                                                                                Accumulated
                                                                                                  deficit
                                                                                  Additional     during the          Total
                                                       Common stock                 paid-in      development      stockholders'
                                                  Shares           Amount           capital        stage              equity
                                                ------------ ---------------- ---------------- ---------------   --------------

Balance, April 22, 1997                               --          $   --          $    --          $   --          $    --

Common stock issued for cash
  at $0.00 per share                               666,666           6,666           (1,666)           --              5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $0.00 per share                               400,000           4,000           (1,000)           --              3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share                  540,000           5,400           48,600            --             54,000
Stock offering costs                                  --              --             (8,843)           --             (8,843)
Net loss, December 31, 1997                           --              --               --            (9,251)          (9,251)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1997                       1,606,666          16,066           37,091          (9,251)          43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share                   75,000             750            6,750            --              7,500
Net loss, December 31, 1998                           --              --               --           (21,560)         (21,560)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1998                       1,681,666          16,816           43,841         (30,811)          29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share                   87,000             870            7,830            --              8,700
Net loss, December 31, 1999                           --              --               --           (21,166)         (21,166)
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 1999                       1,768,666          17,686           51,671         (51,977)          17,380

Cancellation of treasury stock                    (100,000)         (1,000)         (24,000)           --            (25,000)
Common stock issued for cash at
  $0.25 per share                                1,000,000          10,000          240,000            --            250,000
Net income, December 31, 2000                         --              --               --             2,045            2,045
                                                ----------        --------        ---------        --------        ---------

Balance, December 31, 2000                       2,668,666          26,686          267,671         (49,932)         244,425

Net loss, December 31, 2001                             --              --               --         (20,744)         (20,744)
                                                ----------        --------        ---------        --------        ---------
Balance, December 31, 2001                       2,668,666          26,686          267,671         (70,676)         223,681

Net loss, three months ended
  March 31, 2002                                      --              --               --           (15,163)         (15,163)
                                                ----------        --------        ---------        --------        ---------

Balance, March 31, 2002                          2,668,666        $ 26,686        $ 267,671        $(85,839)       $ 208,518
                                                ==========        ========        =========        ========        =========


                See accompanying notes to financial statements.

                                                                          Page 4
                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    Period
                                                                                                                April 22, 1997
                                                                                     Three months ended         (inception) to
                                                                                          March 31,                 March 31,
                                                                                   2 0 0 2          2 0 0 1         2 0 0 2
                                                                               -------------     ------------     ------------

Cash flows from operating activities:
   Net loss                                                                       $ (15,163)       $(12,949)       $ (85,839)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization                                                                     --              --             17,191
      Gain on sale of subsidiary                                                       --              --            (21,132)
      Common stock issued for services                                                 --              --              8,700
      Changes in assets and liabilities:
        Increase in accounts payable and
          accrued expenses                                                           14,602           9,730           23,302
                                                                                  ---------        --------        ---------
             Net cash used by operating activities                                     (561)         (3,219)         (57,778)
                                                                                  ---------        --------        ---------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                                        --              --             (1,109)
Purchase of patent rights                                                              --              --            (28,650)
                                                                                  ---------        --------        ---------
             Net cash used by investing activities                                     --              --            (29,759)
                                                                                  ---------        --------        ---------

Cash flows from financing activities:
   Stock offering costs                                                                --              --             (5,843)
   Common stock issued for cash                                                        --              --            316,500
                                                                                  ---------        --------        ---------
             Net cash provided by financing activities                                 --              --            310,657
                                                                                  ---------        --------        ---------

Net increase (decrease) in cash and cash equivalents                                   (561)         (3,219)         223,120
Cash and cash equivalents, beginning of period                                      223,681         245,542             --
                                                                                  ---------        --------        ---------

Cash and cash equivalents, end of period                                          $ 223,120        $242,323        $ 223,120
                                                                                  =========        ========        =========

Supplemental cash flow information: Cash paid during the period for:
      Interest                                                                    $    --          $   --          $    --
      Income taxes                                                                      939             555            1,743
Noncash financing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                                  $    --          $   --          $  30,000

Sale of noncash net assets of subsidiary
   Book value of patent                                                           $    --          $   --          $  11,459
   Accounts payable assumed                                                            --              --              8,700
   Common stock acquired for treasury                                                  --              --             25,000
   Treasury stock cancelled                                                            --              --             25,000


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


2.      Net loss per common share:

        Net loss per common  share for the three months ended March 31, 2002 and
        2001  is  based  on  2,668,666  of  weighted   average   common   shares
        outstanding.

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


                                        LIL MARC, INC.


Dated: As of May 15, 2002              By: /s/ Keith M. Rosenbloom
                                           -------------------------------------
                                                   Keith M. Rosenbloom
                                                   President and a Director
                                                   (Principal Executive Officer)


Dated: As of May 15, 2002              By: /s/ Joseph P. Wynne
                                           -------------------------------------
                                                   Joseph P. Wynne
                                                   Chief Financial Officer,
                                                   Secretary, and a Director
                                                   (Principal Financial and
                                                   Accounting Officer)