Form 10QSB
period 2002-06-30
LIL MARC INC
filed 2002-08-14
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      |X|   Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, as of June 30, 2002, was 2,668,666 shares.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                 LIL MARC, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                                1

         Balance Sheets as of June 30, 2002 (Unaudited)                        1
             and December 31, 2001 (Restated)

         Statements of Operations (Unaudited) for the                          2
             Six Months and three months Ended June 30, 2002 and 2001
             and from Inception through June 30, 2002

         Statements of Stockholders' Equity from Inception through             3
             June 30, 2002 (Unaudited after December 31, 2001)

         Statements of Cash Flows (Unaudited) for the                          4
             Six Months Ended June 30, 2002 and 2001
             and from inception through June 30, 2002

         Notes to Financial Statements                                         5

Item 2.    Management's Discussion and Analysis or Plan of Operation           6

PART II.  OTHER INFORMATION                                                    8

Item 6    Exhibits and Reports on Form 8-K                                     8

SIGNATURES                                                                     9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2002            2001
                                                           ------------    ------------
                          A S S E T S                       (Unaudited)     (Restated)
Current assets:
   Cash and cash equivalents                               $    203,277    $    223,681
                                                           ------------    ------------

             Total current assets                          $    203,277    $    223,681
                                                           ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $ -0-           $ -0-
                                                           ------------    ------------

             Total current liabilities                              -0-             -0-
                                                           ------------    ------------

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding         26,686          26,686
   Additional paid-in capital                                   288,803         288,803
   Accumulated deficit during the development stage            (112,212)        (91,808)
                                                           ------------    ------------
                                                                203,277         223,681
                                                           ------------    ------------

                                                           $    203,277    $    223,681
                                                           ============    ============

See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                               Period
                                     Six months ended             Three months ended       April 22, 1997
                                         June 30,                       June 30,           (inception) to
                                --------------------------    --------------------------      June 30,
                                   2002           2001            2002           2001           2002
                                -----------    -----------    -----------    -----------    -------------
Sales                           $        --    $        --    $        --    $        --    $         346

Cost of sales                            --             --             --             --
                                -----------    -----------    -----------    -----------

Gross margin                             --             --             --             --              346
                                -----------    -----------    -----------    -----------    -------------

Operating expenses:
   General and administrative        22,325         23,418          6,150          7,067          113,071
   Amortization                          --             --             --             --           17,191
                                -----------    -----------    -----------    -----------    -------------
                                     22,325         23,418          6,150          7,067          130,262
                                -----------    -----------    -----------    -----------    -------------

Loss from operations                (22,325)       (23,418)        (6,150)        (7,067)        (129,916)
                                -----------    -----------    -----------    -----------    -------------

Other income (expense)
   Interest expense                      --             (3)            --             (3)            (900)
   Interest income                    1,921          6,011            909          2,609           18,604
                                -----------    -----------    -----------    -----------    -------------
                                      1,921          6,008            909          2,606           17,704
                                -----------    -----------    -----------    -----------    -------------

Net loss                        $   (20,404)   $   (17,410)   $    (5,241)   $    (4,461)   $    (112,212)
                                ===========    ===========    ===========    ===========    =============

Net loss per common share       $      (.01)   $      (.01)   $        --    $        --
                                ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding              2,668,666      2,668,666      2,668,666      2,668,666
                                ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 2002 AND PERIOD
             APRIL 22, 1997 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)

                                                                                                     Accumulated
                                                                                                      deficit
                                                                                        Additional   during the        Total
                                               Common stock          Treasury Stock       paid-in    development   stockholders'
                                            Shares      Amount     Shares     Amount      capital       stage          equity
                                          ----------   --------   --------   --------   ----------   -----------   -------------
Balance, April 22, 1997                           --   $     --         --   $     --   $       --   $        --   $          --

Common stock issued for cash
  at $0.00 per share                         666,666      6,666         --         --       (1,666)           --           5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $0.00 per share                         400,000      4,000         --         --       (1,000)           --           3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share            540,000      5,400         --         --       48,600            --          54,000
Stock offering costs                              --         --         --         --       (8,843)           --          (8,843)
Net loss, December 31, 1997                       --         --         --         --           --        (9,251)         (9,251)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 1997                 1,606,666     16,066         --         --       37,091        (9,251)         43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share             75,000        750         --         --        6,750            --           7,500
Net loss, December 31, 1998                       --         --         --         --           --       (21,560)        (21,560)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 1998                 1,681,666     16,816         --         --       43,841       (30,811)         29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share             87,000        870         --         --        7,830            --           8,700
Net loss, December 31, 1999                       --         --         --         --           --       (21,166)        (21,166)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 1999                 1,768,666     17,686         --         --       51,671       (51,977)         17,380

Repurchase of 100,000 shares of                   --         --    100,000    (25,000)      21,132            --          (3,868)
  Common stock at $0.25 per share

Cancellation of treasury stock              (100,000)    (1,000)  (100,000)    25,000      (24,000)           --              --

Common stock issued for cash at
  $0.25 per share                          1,000,000     10,000         --         --      240,000            --         250,000

Net loss, December 31, 2000, as restated          --         --         --         --           --       (19,087)        (19,087)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 2000, as restated    2,668,666     26,686         --         --      288,803       (71,064)        244,425

Net loss, December 31, 2001                       --         --         --         --           --       (20,744)        (20,744)
                                          ----------   --------   --------   --------   ----------   -----------   -------------
Balance, December 31, 2001                 2,668,666     26,686         --         --      288,803       (91,808)        223,681

Net loss, Six Months Ended
  June 30, 2002                                   --         --         --         --           --       (20,404)        (20,404)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, June 30, 2002                     2,668,666   $ 26,686         --   $     --   $  288,803   $  (112,212)  $     203,277
                                          ==========   ========   ========   ========   ==========   ===========   =============

See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Period
                                                                                              April 22, 1997
                                                                        Six Months Ended      (inception) to
                                                                             June 30,            June 30,
                                                                       2 0 0 2     2 0 0 1       2 0 0 2
                                                                      ---------   ---------   -------------
Cash flows from operating activities:
   Net loss                                                           $ (20,404)  $ (17,410)  $    (112,212)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization                                                           --          --          17,191
      Common stock issued for services                                       --          --           8,700
      Changes in assets and liabilities:
        Increase in accounts payable and
          accrued expenses                                                   --      15,517           8,700
                                                                      ---------   ---------   -------------
             Net cash used by operating activities                      (20,404)     (1,893)        (77,621)
                                                                      ---------   ---------   -------------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                              --          --          (1,109)
   Purchase of patent rights                                                 --          --         (28,650)
                                                                      ---------   ---------   -------------
             Net cash used by investing activities                           --          --         (29,759)
                                                                      ---------   ---------   -------------

Cash flows from financing activities:
   Stock offering costs                                                      --          --          (5,843)
   Common stock issued for cash                                              --          --         316,500
                                                                      ---------   ---------   -------------
             Net cash provided by financing activities                       --          --         310,657
                                                                      ---------   ---------   -------------

Net increase (decrease) in cash and cash equivalents                    (20,404)     (1,893)        203,277
Cash and cash equivalents, beginning of period                          223,681     245,542              --
                                                                      ---------   ---------   -------------

Cash and cash equivalents, end of period                              $ 203,277   $ 243,649   $     203,277
                                                                      =========   =========   =============

Supplemental cash flow information: Cash paid during the period for:
      Interest                                                        $      --   $       3   $         900
      Income taxes                                                          939         701           1,743
Noncash financing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                      $      --   $      --   $      30,000

Sale of noncash net assets of subsidiary
   Book value of patent                                                           $      --   $      11,459
   Accounts payable assumed                                                       $      --   $       8,700
   Common stock acquired for treasury                                             $      --   $      25,000
   Treasury stock cancelled                                                       $      --   $      25,000
   Increase in additional paid-in capital                                         $      --   $      21,132

See accompanying notes to financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

1.    The Company and basis of presentation:

The financial statements presented herein as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 and the period April 22, 1997 (inception) to June 30, 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles of the United States of America. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the six months and three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

2.    Net loss per common share:

Net loss per common share for the six months and three months ended June 30, 2002 and 2001 is based on 2,668,666 of weighted average common shares outstanding.

3.    Restatement

The Company's financial statements had been restated as of December 31, 2000 to reflect the correction of an error in accounting for the sale of its wholly-owned subsidiary LILM, Inc. to one of its stockholders for 100,000 shares of that stockholder's common stock. These 100,000 shares of the Company's treasury stock were cancelled. The Company had previously recorded a gain on the sale of the wholly-owned subsidiary. In accordance with APB 9, the sale should have been reflected as a capital transaction.

The effect of this restatement for 2001 is as follows:

For the year ended December 31, 2001:

                                            As previously          As
                                              reported          restated
-------------------------------------------------------------------------
Balance Sheet:

Additional paid-in capital                  $  267,671         $  288,803
Accumulated deficit                            (70,676)           (91,808)

Accumulated deficit as of January 1, 2001 and 2002 has been increased by $21,132 for the effects of this restatement.

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

Subsequent to the above-referenced transactions, the Company's plan of operation had been to merge or effect a business combination with a domestic or foreign private operating entity.

On July 9, 2002 the Company announced that it had entered into an Agreement and Plan of Merger, dated July 5, 2002 (the "Merger Agreement"), with Inksure Technologies Inc. ("InkSure"), pursuant to which a newly formed wholly owned subsidiary of the Company, LILM Acquisition Corp., will be merged with and into InkSure (the "Merger"). Pursuant to the Merger, the current stockholders of InkSure, immediately after giving effect to the Merger, will hold at least 90% of the fully-diluted equity capitalization of the Company and the current stockholders of the Company, immediately after giving effect to the Merger, will hold up to 10% of the fully-diluted equity capitalization of the Company. Upon consummation of the Merger, the Company's Board of Directors and management intend to resign and will be replaced by InkSure's Board of Directors and management.

Following the Merger, the Company will change its name to InkSure Technologies Inc. and will continue the existing businesses conducted by Inksure. InkSure develops, markets and sells customized authentication systems designed to enhance the security of documents and branded products and to meet the growing demand for protection from counterfeiting and diversion.

Consummation of the Merger is subject to the terms and conditions specified in the Merger Agreement, including approval of the Merger by InkSure's stockholders, the absence of material adverse changes relating to the Company and InkSure, and the receipt by the Company and InkSure of all third party and governmental consents necessary to consummate the Merger. There can be no assurance that the Merger will be consummated or, if consummated, as to the timing thereof.

The foregoing description only purports to be a summary of the Merger and is qualified in its entirety by reference to the Company's Current Report on Form 8-K dated July 5, 2002.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash and cash equivalents of $203,277. As the Company's current operations are limited to consummating the Merger or locating another business combination candidate, the Company believes that its cash and cash equivalents will fund all operations until consummation of the Merger or other combination, including the expenses thereof. From and after consummation of the Merger, funding of InkSure's business will be dependent upon the current resources of InkSure plus additional funds raised through the sale of securities by the Company, if any.

Comparative Operations

The Company did not generate any revenues from operations during the six months ended June 30, 2002 or 2001. General and administrative expenses decreased by 4.7% from 2001 to 2002 (an insignificant change). Interest income decreased from 2001 to 2002 by 68% because of lower interest rates and lower cash balances. Because the reduction in general and administrative expenses was exceeded by the reduction in interest income, the net loss during 2002 increased by 17.2% from 2001.

                           PART II. OTHER INFORMATION

Item 3. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are being filed with this Report:

99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed no Reports on Form
8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIL MARC, INC.


Dated: As of August 13, 2002              By: /s/ Keith M. Rosenbloom
                                            ------------------------------------
                                                   Keith M. Rosenbloom
                                                   President and a Director
                                                   (Principal Executive Officer)


Dated: As of August 13, 2002              By: /s/ Joseph P. Wynne
                                            ------------------------------------
                                                   Joseph P. Wynne
                                                   Chief Financial Officer,
                                                   Secretary, and a Director
                                                   (Principal Financial and
                                                   Accounting Officer)