Form 10KSB/A
period 2001-12-31
LIL MARC INC
filed 2002-09-20
CIK 1062128

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

Yes |X|  No |_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B that is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year are $0.

      As of March 26, 2002 the aggregate market value of the issuer's shares of common stock held by non-affiliates was approximately $74,920.

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

      The Company did not generate any revenues from operations in 2001 or 2000. General and administrative expenses increased by 20.4% from 2000 in 2001, reflecting professional fees paid to the Company's current attorneys and accountants over 12 months in 2001 as contrasted to seven months in 2000 ( the Closing Date occurred in May 2000). The Company's loss from operations increased by 13.8% from 2000 to 2001 primarily due to this increase in general administrative expenses. Interest income in 2001 increased by 27.2% from 2000 because it held the net proceeds of its controlling shareholders' $250,000 investment for 12 months in 2001 as contrasted to seven months in 2000.

      Although it does not currently plan to do so, the Company may in the future raise additional funds through the sale of its securities.

                                     PART II

ITEM 7. FINANCIAL STATEMENTS

      See the financial statements annexed to this Report.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are being filed with this Report:

99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LIL MARC, INC.


                                              By: /s/ Keith Rosenbloom
                                                 -----------------------------
                                                 Keith Rosenbloom
                                                 President
                                                 (Principal Executive Officer)
                                                 September 18, 2002

      In accordance with the Exchange Act, this Amendment to Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date

/S/ Keith Rosenbloom      President and Director              September 18, 2002
----------------------    (Principal Executive Officer)
Keith Rosenbloom

/s/ Joseph P. Wynne       Chief Financial Officer,            September 18, 2002
----------------------    Secretary and Director (Principal
Joseph P. Wynne           Financial and Accounting Officer)

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

                                DECEMBER 31, 2001

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                   YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
             PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2001

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  1

Balance Sheet                                                                 2

Statements of Operations                                                      3

Statements of Stockholders' Equity                                            4

Statements of Cash Flows                                                      5

Notes to Financial Statements                                               6-11

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

New York, NY
January 24, 2002 (except for note 8 as
  to which the date is June 7, 2002)

                                 LIL MARC, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2001
                                   (Restated)

                                   A S S E T S

Current assets:
Cash and cash equivalents                                             $ 223,681
                                                                      ---------

Total current assets                                                  $ 223,681
                                                                      =========

STOCKHOLDERS' EQUITY

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding              $  26,686
   Additional paid-in capital                                           288,803
   Accumulated deficit during the development stage                     (91,808)
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

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                           Period
                                                                       April 22, 1997
                                           Years ended                 (inception) to
                                           December 31,                  December 31,
                                   ------------------------------      --------------
                                       2001              2000               2001
                                   -----------        -----------        ---------
                                                       (Restated)        (Restated)
Sales                              $        --        $        --        $     346

Cost of sales                               --                 --               --
                                   -----------        -----------        ---------

Gross margin                                --                 --              346
                                   -----------        -----------        ---------

Operating expenses:
  General and administrative            30,085             24,996           90,746
  Amortization                              --              1,433           17,191
                                   -----------        -----------        ---------
                                        30,085             26,429          107,937
                                   -----------        -----------        ---------

Loss from operations                   (30,085)           (26,429)        (107,591)
                                   -----------        -----------        ---------

Other income (expense):
  Interest expense                          --                 --             (900)
  Interest income                        9,341              7,342           16,683
                                   -----------        -----------        ---------
                                         9,341              7,342           15,783
                                   -----------        -----------        ---------

Net loss                           $   (20,744)       $   (19,087)       $ (91,808)
                                   ===========        ===========        =========

Net loss per common share          $      (.01)       $      (.01)
                                   ===========        ===========

Weighted average number of
  shares outstanding                 2,668,666          2,328,392
                                   ===========        ===========

    The accompanying notes are an integral part of the financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 2001 (RESTATED) AND
        PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2001 (RESTATED)

                                                                                                        Accumulated
                                                                                                          deficit
                                              Common stock            Treasury stock         Additional   during the       Total
                                              ------------            --------------          paid-in    development   stockholders'
                                           Shares        Amount      Shares       Amount       Capital       Stage         equity
                                           ------        ------     ------       ------       -------       -----         ------
Balance, April 22, 1997                          --     $     --         --     $     --     $      --     $     --     $      --

Common stock issued for cash
  at $0.00 per share                        666,666        6,666         --           --        (1,666)          --         5,000
Issuance of shares to acquire patent
  rights recorded at predecessor
  cost of $0.00 per share                   400,000        4,000         --           --        (1,000)          --         3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share           540,000        5,400         --           --        48,600           --        54,000
Stock offering costs                             --           --         --           --        (8,843)          --        (8,843)
Net loss, December 31, 1997                      --           --         --           --            --       (9,251)       (9,251)
                                          ---------     --------   --------     --------     ---------     --------     ---------

Balance, December 31, 1997                1,606,666       16,066         --           --        37,091       (9,251)       43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share            75,000          750         --           --         6,750           --         7,500
Net loss, December 31, 1998                      --           --         --           --            --      (21,560)      (21,560)
                                          ---------     --------   --------     --------     ---------     --------     ---------

Balance, December 31, 1998                1,681,666       16,816         --           --        43,841      (30,811)       29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share            87,000          870         --           --         7,830           --         8,700
Net loss, December 31, 1999                      --           --         --           --            --      (21,166)      (21,166)
                                          ---------     --------   --------     --------     ---------     --------     ---------

Balance, December 31, 1999                1,768,666       17,686         --           --        51,671      (51,977)       17,380

Repurchase of 100,000 shares of
  common stock at $0.25 per share                --           --    100,000      (25,000)       21,132           --        (3,868)
Cancellation of treasury stock             (100,000)      (1,000)  (100,000)      25,000       (24,000)          --            --
Common stock issued for cash at
  $0.25 per share                         1,000,000       10,000         --           --       240,000           --       250,000
Net loss, December 31, 2000,
  as restated                                    --           --         --           --            --      (19,087)      (19,087)
                                          ---------     --------   --------     --------     ---------     --------     ---------

Balance, December 31, 2000                2,668,666       26,686         --           --       288,803      (71,064)      244,425

Net loss, December 31, 2001                      --           --         --           --            --      (20,744)      (20,744)
                                          ---------     --------   --------     --------     ---------     --------     ---------

Balance, December 31, 2001                2,668,666     $ 26,686         --     $     --     $ 288,803     $(91,808)    $ 223,681
                                          =========     ========   ========     ========     =========     ========     =========

    The accompanying notes are an integral part of the financial statements.

                                 LIL MARC, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                     Period
                                                                                                                 April 22, 1997
                                                                                          Years ended            (inception) to
                                                                                          December 31              December 31,
                                                                                  --------------------------     --------------
                                                                                     2001             2000            2001
                                                                                  ---------        ---------        ---------
                                                                                                   (Restated)       (Restated)
Cash flows from operating activities:
   Net loss                                                                       $ (20,744)       $ (19,087)       $ (91,808)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Amortization                                                                        --            1,433           17,191
     Common stock issued for services                                                    --               --            8,700
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable                                       (1,117)           8,317            8,700
                                                                                  ---------        ---------        ---------
           Net cash used by operating activities                                    (21,861)          (9,337)         (57,217)
                                                                                  ---------        ---------        ---------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                                          --           (1,109)          (1,109)
   Purchase of patent rights                                                             --               --          (28,650)
                                                                                  ---------        ---------        ---------
           Net cash used by investing activities                                         --           (1,109)         (29,759)
                                                                                  =========        =========        =========

Cash flows from financing activities:
   Stock offering costs                                                                  --               --           (5,843)
   Common stock issued for cash                                                          --          250,000          316,500
                                                                                  ---------        ---------        ---------
           Net cash provided by financing activities                                     --          250,000          310,657
                                                                                  =========        =========        =========

Net increase (decrease) in cash and cash equivalents                                (21,861)         239,554          223,681
Cash and cash equivalents, beginning of period                                      245,542            5,988               --
                                                                                  ---------        ---------        ---------

Cash and cash equivalents, end of period                                          $ 223,681        $ 245,542        $ 223,681
                                                                                  =========        =========        =========

Supplemental cash flow information:
   Cash paid during the period for:
     Interest                                                                     $      --        $      --        $      --
     Income taxes                                                                       704              100              804

Noncash financing and investing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                                  $      --        $      --        $  30,000
   Sale of non cash assets of subsidiary:
     Book value of patent                                                            11,459               --           11,459
     Account payable assumed                                                          8,700               --            8,700
     Common stock acquired for treasury                                              25,000               --           25,000
     Treasury stock cancelled                                                        25,000               --           25,000
     Increase in additional paid in capital                                          21,132               --           21,132

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

      In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share to its stockholders for gross services valued at $8,700.

4.    Income taxes:

      The total of the deferred tax asset is as follows:

                                                       2001               2000
                                                    --------            -------

Deferred tax asset                                  $ 22,000            $ 8,000
Valuation allowance                                  (22,000)            (8,000)
                                                    --------            -------

Net deferred tax asset                              $     --            $    --
                                                    ========            =======

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

8.    Restatement:

      The Company's financial statements have been restated to reflect the correction of an error in accounting for the sale of its wholly-owned subsidiary LILM, Inc. to one of its stockholders for 100,000 shares of that stockholder's common stock. These shares were canceled during 2000. The Company had previously recorded a gain on the sale of its wholly-owned subsidiary. In accordance with APB 9, the sale should have been reflected as a capital transaction.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

8.    Restatement: (Continued)

      The effect of this restatement for 2001 and 2000 is as follows for the years ended December 31:

                                                            2001                             2000
                                               -----------------------------     -----------------------------
                                               As previously         As          As previously          As
                                                 reported         restated          reported         restated
                                               -------------     -----------     -------------     -----------
      Balance sheet:
        Additional paid in capital               $ 267,671        $ 288,803        $ 267,671        $ 288,803
        Accumulated deficit                        (70,576)         (91,808)         (49,932)         (70,064)

      Statement of operations:
        Gain on sale of subsidiary                      --               --           21,132               --
        Net income (loss)                          (20,744)         (20,744)           2,045          (19,087)
        Net income (loss) per common share           (0.01)           (0.01)            0.00            (0.01)

      The effect of this restatement for 2000 is as follows for the quarters ended June 30 and September 30:

                                                    Three months ended                 Six months ended
                                                      June 30, 2000                      June 30, 2000
                                               -----------------------------     -----------------------------
                                               As previously         As          As previously          As
                                                 reported         restated          reported         restated
                                               -------------     -----------     -------------     -----------
      Balance sheet:
        Additional paid in capital                $ 292,671        $ 288,803        $ 292,671        $ 288,803
        Accumulated deficit                         (69,357)         (65,489)         (69,357)         (65,489)

      Statement of operations:
        Loss on sale of subsidiary                   (2,411)              --           (2,411)              --
        General and administrative expenses           2,735            1,278           13,536           12,079
        Net loss                                     (5,146)          (1,278)         (17,380)         (13,512)
        Net loss per common share                      0.00             0.00            (0.01)           (0.01)

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

8.    Restatement: (Continued)

                                                    Three months ended                  Nine months ended
                                                    September 30, 2000                 September 30, 2000
                                               -----------------------------     -----------------------------
                                               As previously         As          As previously          As
                                                 reported         restated          reported         restated
                                               -------------     -----------     -------------     -----------
      Balance sheet:
        Additional paid in capital                $ 292,671        $ 288,803        $ 292,671        $ 288,803
        Accumulated deficit                         (66,876)         (63,008)         (66,876)         (63,008)

      Statement of operations:
        Loss on sale of subsidiary                       --               --           (2,411)              --
        General and administrative expenses           1,022            1,022           14,588           13,131
        Net income (loss)                             2,481            2,481          (14,899)         (11,031)
        Net income (loss) per common share             0.00             0.00            (0.01)           (0.01)

      Accumulated deficit as of January 1, 2001, as well as the net loss for the period April 22, 1997 (inception) to December 31, 2001 has been increased by $21,132 for the effects of the restatement for the year ended December 31, 2000.