Form 10KSB/A
period 2001-12-31
LIL MARC INC
filed 2002-10-07
CIK 1062128

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        AMENDMENT NO. 2 TO FORM 10-KSB/A

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

                                                   LIL MARC, INC.


                                               By: /s/ Keith Rosenbloom
                                                   -----------------------------
                                                   Keith Rosenbloom
                                                   President
                                                   (Principal Executive Officer)
                                                   September 30, 2002

      In accordance with the Exchange Act, this Amendment to Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date
---------                 -----                               ----

/s/ Keith Rosenbloom      President and Director              September 30, 2002
---------------------     (Principal Executive Officer)
Keith Rosenbloom

/s/ Joseph P. Wynne       Chief Financial Officer,            September 30, 2002
---------------------     Secretary and Director (Principal
Joseph P. Wynne           Financial and Accounting Officer)

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

BERENSON & COMPANY LLP
Certified Public Accountants

                                                            135 West 50th Street
                                                            New York, NY 10020
                                                            (212) 977-6800

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


                                                      /s/ Berenson & Company LLP

New York, NY
January 24, 2002 (except for note 8 as
  to which the date is August 14, 2002)

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

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                      Period
                                                                  April 22, 1997
                                           Years ended            (inception) to
                                           December 31,            December 31,
                                    ----------------------------  --------------
                                      2 0 0 1          2 0 0 0        2 0 0 1
                                    -----------      -----------  --------------
                                                      (Restated)     (Restated)

Sales                               $        --      $        --     $     346

Cost of sales                                --               --            --
                                    -----------      -----------     ---------

Gross margin                                 --               --           346
                                    -----------      -----------     ---------

Operating expenses:
  General and administrative             30,085           24,996        90,746
  Amortization                               --            1,433        17,191
                                    -----------      -----------     ---------
                                         30,085           26,429       107,937
                                    -----------      -----------     ---------

Loss from operations                    (30,085)         (26,429)     (107,591)
                                    -----------      -----------     ---------

Other income (expense):
  Interest expense                           --               --          (900)
  Interest income                         9,341            7,342        16,683
                                    -----------      -----------     ---------
                                          9,341            7,342        15,783
                                    -----------      -----------     ---------

Net loss                            $   (20,744)     $   (19,087)    $ (91,808)
                                    ===========      ===========     =========

Net loss per common share           $      (.01)     $      (.01)
                                    ===========      ===========

Weighted average number of
  shares outstanding                  2,668,666        2,328,392
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

                                 LIL MARC, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEAR ENDED DECEMBER 31, 2001 (RESTATED) AND
        PERIOD APRIL 22, 1997 (INCEPTION) TO DECEMBER 31, 2001 (RESTATED)

                                                                                                         Accumulated
                                                                                                           deficit
                                                Common stock          Treasury stock        Additional    during the       Total
                                           ---------------------    --------------------     paid-in     development   stockholders'
                                             Shares      Amount      Shares      Amount      Capital        Stage         equity
                                           ---------    --------    --------    --------    ---------      --------      ---------
Balance, April 22, 1997                           --    $     --          --    $     --    $      --      $     --      $      --

Common stock issued for cash
  at $0.00 per share                         666,666       6,666          --          --       (1,666)           --          5,000
Issuance of shares to acquire patent
  rights recorded at predecessor
  cost of $0.00 per share                    400,000       4,000          --          --       (1,000)           --          3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share            540,000       5,400          --          --       48,600            --         54,000
Stock offering costs                              --          --          --          --       (8,843)           --         (8,843)

Net loss, December 31, 1997                       --          --          --          --           --        (9,251)        (9,251)
                                           ---------    --------    --------    --------    ---------      --------      ---------

Balance, December 31, 1997                 1,606,666      16,066          --          --       37,091        (9,251)        43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share             75,000         750          --          --        6,750            --          7,500

Net loss, December 31, 1998                       --          --          --          --           --       (21,560)       (21,560)
                                           ---------    --------    --------    --------    ---------      --------      ---------

Balance, December 31, 1998                 1,681,666      16,816          --          --       43,841       (30,811)        29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share             87,000         870          --          --        7,830            --          8,700

Net loss, December 31, 1999                       --          --          --          --           --       (21,166)       (21,166)
                                           ---------    --------    --------    --------    ---------      --------      ---------

Balance, December 31, 1999                 1,768,666      17,686          --          --       51,671       (51,977)        17,380

Repurchase of 100,000 shares of
  common stock at $0.25 per share                 --          --     100,000     (25,000)      21,132            --         (3,868)
Cancellation of treasury stock              (100,000)     (1,000)   (100,000)     25,000      (24,000)           --             --
Common stock issued for cash at
  $0.25 per share                          1,000,000      10,000          --          --      240,000            --        250,000
Net loss, December 31, 2000,

  as restated                                     --          --          --          --           --       (19,087)       (19,087)

Balance, December 31, 2000                 2,668,666      26,686          --          --      288,803       (71,064)       244,425
                                           ---------    --------    --------    --------    ---------      --------      ---------

Net loss, December 31, 2001                       --          --          --          --           --       (20,744)       (20,744)
                                           ---------    --------    --------    --------    ---------      --------      ---------

Balance, December 31, 2001                 2,668,666    $ 26,686          --    $     --    $ 288,803      $(91,808)     $ 223,681
                                           =========    ========    ========    ========    =========      ========      =========

    The accompanying notes are an integral part of the financial statements.

                                 LIL MARC, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                          Period
                                                                                                                      April 22, 1997
                                                                                               Years ended            (inception) to
                                                                                               December 31             December 31,
                                                                                        --------------------------    --------------
                                                                                         2 0 0 1          2 0 0 0         2 0 0 1
                                                                                        ---------        ---------    --------------
                                                                                                         (Restated)      (Restated)
Cash flows from operating activities:
   Net loss                                                                             $ (20,744)       $ (19,087)      $ (91,808)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Amortization                                                                              --            1,433          17,191
     Common stock issued for services                                                          --               --           8,700
     Changes in assets and liabilities:
       Increase (decrease) in accounts payable                                             (1,117)           8,317           8,700
                                                                                        ---------        ---------       ---------
           Net cash used by operating activities                                          (21,861)          (9,337)        (57,217)
                                                                                        ---------        ---------       ---------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                                                --           (1,109)         (1,109)
   Purchase of patent rights                                                                   --               --         (28,650)
                                                                                        ---------        ---------       ---------
           Net cash used by investing activities                                               --           (1,109)        (29,759)
                                                                                        ---------        ---------       ---------

Cash flows from financing activities:
   Stock offering costs                                                                        --               --          (5,843)
   Common stock issued for cash                                                                --          250,000         316,500
                                                                                        ---------        ---------       ---------
           Net cash provided by financing activities                                           --          250,000         310,657
                                                                                        ---------        ---------       ---------

Net increase (decrease) in cash and cash equivalents                                      (21,861)         239,554         223,681
Cash and cash equivalents, beginning of period                                            245,542            5,988              --
                                                                                        ---------        ---------       ---------

Cash and cash equivalents, end of period                                                $ 223,681        $ 245,542       $ 223,681
                                                                                        =========        =========       =========

Supplemental cash flow information:
Cash paid during the period for:
     Interest                                                                           $      --        $      --       $      --
     Income taxes                                                                             704              100             804

Noncash financing and investing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                                        $      --        $      --       $  30,000
   Sale of non cash assets of subsidiary:
     Book value of patent                                                                  11,459               --          11,459
     Account payable assumed                                                                8,700               --           8,700
     Common stock acquired for treasury                                                    25,000               --          25,000
     Treasury stock cancelled                                                              25,000               --          25,000
     Increase in additional paid in capital                                                21,132               --          21,132

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

      In 1999, the Company issued 87,000 shares of its common stock at $0.10 per share to its stockholders for gross services valued at $8,700.

4.    Income taxes:

      The total of the deferred tax asset is as follows:

                                               2 0 0 1      2 0 0 0
                                              --------      -------

            Deferred tax asset                $ 22,000      $ 8,000
            Valuation allowance                (22,000)      (8,000)
                                              --------      -------

            Net deferred tax asset            $     --      $    --
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

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

8.    Restatement: (Continued)

      The effect of this restatement for 2001 and 2000 is as follows for the years ended December 31:

                                                         2 0 0 1                         2 0 0 0
                                              ----------------------------    -----------------------------
                                              As previously                   As previously
                                                 reported      As restated      reported        As restated
                                              -------------    -----------    -------------     -----------
      Balance sheet:
        Additional paid in capital              $ 267,671       $ 288,803       $ 267,671       $ 288,803
        Accumulated deficit                       (70,576)        (91,808)        (49,932)        (70,064)

      Statement of operations:
        Gain on sale of subsidiary                     --              --          21,132              --
        Net income (loss)                         (20,744)        (20,744)          2,045         (19,087)
        Net income (loss) per common share          (0.01)          (0.01)           0.00           (0.01)

      The effect of this restatement for 2000 is as follows for the quarters ended June 30 and September 30:

                                                    Three months ended              Six months ended
                                                      June 30, 2000                   June 30, 2000
                                              ----------------------------    -----------------------------
                                              As previously                   As previously
                                                 reported      As restated      reported        As restated
                                              -------------    -----------    -------------     -----------
      Balance sheet:
        Additional paid in capital              $ 292,671       $ 288,803       $ 292,671       $ 288,803
        Accumulated deficit                       (69,357)        (65,489)        (69,357)        (65,489)

      Statement of operations:
        Loss on sale of subsidiary                 (2,411)             --          (2,411)             --
        General and administrative expenses         2,735           1,278          13,536          12,079
        Net loss                                   (5,146)         (1,278)        (17,380)        (13,512)
        Net loss per common share                    0.00            0.00           (0.01)          (0.01)

                                 LIL MARC, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

8.    Restatement: (Continued)

                                                    Three months ended              Nine months ended
                                                    September 30, 2000              September 30, 2000
                                              ----------------------------    -----------------------------
                                              As previously                   As previously
                                                 reported      As restated      reported        As restated
                                              -------------    -----------    -------------     -----------
      Balance sheet:
        Additional paid in capital              $ 292,671       $ 288,803       $ 292,671       $ 288,803
        Accumulated deficit                       (66,876)        (63,008)        (66,876)        (63,008)

      Statement of operations:
        Loss on sale of subsidiary                     --              --          (2,411)             --
        General and administrative expenses         1,022           1,022          14,588          13,131
        Net income (loss)                           2,481           2,481         (14,899)        (11,031)
        Net income (loss) per common share           0.00            0.00           (0.01)          (0.01)

      Accumulated deficit as of January 1, 2001, as well as the net loss for the period April 22, 1997 (inception) to December 31, 2001 has been increased by $21,132 for the effects of the restatement for the year ended December 31, 2000.