Form 10QSB
period 2002-09-30
LIL MARC INC
filed 2002-11-14
CIK 1062128

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002


    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934


        For the transition period from _______________ to _______________


                         Commission File Number: 0-24431


                            InkSure Technologies Inc.
                 ------------------ --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    Nevada                                 84-1417774
          -------------------------------                  ----------
         (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)               Identification No.)


                    9 West Railroad Avenue, Tenafly, NJ 07670
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (201) 894-9961
                (Issuer's Telephone Number, Including Area Code)
                  --------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, as of September 30, 2002, was 2,668,666 shares.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                            InkSure Technologies Inc.

                              INDEX TO FORM 10-QSB


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                1

          Balance Sheets as of September 30, 2002 (Unaudited)                 1
             and December 31, 2001 (Restated)

          Statements of Operations (Unaudited) for the                        2
             Nine Months Ended September 30, 2002 and 2001;
             the Three Months Ended September 30, 2002 and 2001;
             and from Inception through September 30, 2002

          Statements of Stockholders' Equity from Inception through           3
             September 30, 2002 (Unaudited after December 31, 2001)

          Statements of Cash Flows (Unaudited) for the                        4
             Nine Months Ended September 30, 2002 and 2001
             and from inception through September 30, 2002

          Notes to Financial Statements                                       5

Item 2.   Management's Discussion and Analysis or Plan of Operation           6

Item 3.   Controls and Procedures.                                            7

PART II.  OTHER INFORMATION                                                   7

Item 2.   Changes in Securities and Use of Proceeds.                          7

Item 4.   Submission of Matters to a Vote of Security Holders.                9

Item 6.   Exhibits and Reports on Form 8-K                                    9


SIGNATURES                                                                   11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            InkSure Technologies Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                           September 30,   December 31,
                                                             31, 2002          2001
                                                           ------------    ------------
                          A S S E T S                       (Unaudited)     (Restated)
Current assets:
   Cash and cash equivalents                               $    171,280    $    223,681
                                                           ------------    ------------

             Total current assets                          $    171,280    $    223,681
                                                           ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $      3,600           $ -0-
                                                           ------------    ------------

             Total current liabilities                            3,600             -0-
                                                           ------------    ------------

Stockholders' equity:
   Common stock, $0.01 par value; 5,000,000 shares
     authorized; 2,668,666 shares issued and outstanding         26,686          26,686
   Additional paid-in capital                                   288,803         288,803
   Accumulated deficit during the development stage            (147,809)        (91,808)
                                                           ------------    ------------
                                                                167,680         223,681
                                                           ------------    ------------

                                                           $    171,280    $    223,681
                                                           ============    ============

See accompanying notes to financial statements.

                            InkSure Technologies Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                               Period
                                     Nine months ended             Three months ended       April 22, 1997
                                       September 30,                 September 30,          (inception) to
                                --------------------------    --------------------------     September 30,
                                   2002           2001            2002           2001           2002
                                -----------    -----------    -----------    -----------    -------------
Sales                           $        --    $        --    $        --    $        --    $         346

Cost of sales                            --             --             --             --               --
                                -----------    -----------    -----------    -----------    -------------

Gross margin                             --             --             --             --              346
                                -----------    -----------    -----------    -----------    -------------

Operating expenses:
   General and administrative        58,647         27,639         36,322          4,221          149,393
   Amortization                          --             --             --             --           17,191
                                -----------    -----------    -----------    -----------    -------------
                                     58,647         27,639         36,322          4,221          166,584
                                -----------    -----------    -----------    -----------    -------------

Loss from operations                (58,647)       (27,639)       (36,322)        (4,221)        (166,238)
                                -----------    -----------    -----------    -----------    -------------

Other income (expense)
   Interest expense                      --             (3)            --             --             (900)
   Interest income                    2,646          8,015            725          2,005           19,329
                                -----------    -----------    -----------    -----------    -------------
                                      2,646          8,012            725          2,005           18,429
                                -----------    -----------    -----------    -----------    -------------

Net loss                        $   (56,001)   $   (19,627)   $   (35,597)   $    (2,216)   $    (147,809)
                                ===========    ===========    ===========    ===========    =============

Net loss per common share       $      (.02)   $      (.01)   $      (.01)    $       --
                                ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding              2,668,666      2,668,666      2,668,666      2,668,666
                                ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                            InkSure Technologies Inc.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   NINE MONTHS ENDED SEPT. 30, 2002 AND PERIOD
          APRIL 22, 1997 (INCEPTION) TO SEPTEMBER 30, 2002 (UNAUDITED)


                                                                                                     Accumulated
                                                                                                      deficit
                                                                                        Additional   during the        Total
                                               Common stock          Treasury Stock       paid-in    development   stockholders'
                                            Shares      Amount     Shares     Amount      capital       stage          equity
                                          ----------   --------   --------   --------   ----------   -----------   -------------
Balance, April 22, 1997                           --   $     --         --   $     --   $       --   $        --   $          --

Common stock issued for cash
  at $0.00 per share                         666,666      6,666         --         --       (1,666)           --           5,000
Issuance of shares to acquire patent
  rights recorded at predecessor cost
  of $0.00 per share                         400,000      4,000         --         --       (1,000)           --           3,000
Issuance of 540,000 shares of
  common stock at $0.10 per share            540,000      5,400         --         --       48,600            --          54,000
Stock offering costs                              --         --         --         --       (8,843)           --          (8,843)
Net loss, December 31, 1997                       --         --         --         --           --        (9,251)         (9,251)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 1997                 1,606,666     16,066         --         --       37,091        (9,251)         43,906

Issuance of 75,000 shares of
  common stock at $0.10 per share             75,000        750         --         --        6,750            --           7,500
Net loss, December 31, 1998                       --         --         --         --           --       (21,560)        (21,560)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 1998                 1,681,666     16,816         --         --       43,841       (30,811)         29,846

Issuance of 87,000 shares of
  common stock at $0.10 per share             87,000        870         --         --        7,830            --           8,700
Net loss, December 31, 1999                       --         --         --         --           --       (21,166)        (21,166)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 1999                 1,768,666     17,686         --         --       51,671       (51,977)         17,380

Repurchase of 100,000 shares of                   --         --    100,000    (25,000)      21,132            --          (3,868)
  Common stock at $0.25 per share

Cancellation of treasury stock              (100,000)    (1,000)  (100,000)    25,000      (24,000)           --              --

Common stock issued for cash at
  $0.25 per share                          1,000,000     10,000         --         --      240,000            --         250,000

Net loss, December 31, 2000, as restated          --         --         --         --           --       (19,087)        (19,087)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, December 31, 2000, as restated    2,668,666     26,686         --         --      288,803       (71,064)        244,425

Net loss, December 31, 2001                       --         --         --         --           --       (20,744)        (20,744)
                                          ----------   --------   --------   --------   ----------   -----------   -------------
Balance, December 31, 2001                 2,668,666     26,686         --         --      288,803       (91,808)        223,681

Net loss, Nine Months Ended
  September 30, 2002                              --         --         --         --           --       (56,001)        (56,001)
                                          ----------   --------   --------   --------   ----------   -----------   -------------

Balance, Sept. 30, 2002                     2,668,666   $ 26,686         --   $     --   $  288,803   $ (147,809)  $     167,680
                                          ==========   ========   ========   ========   ==========   ===========   =============


See accompanying notes to financial statements.

                            InkSure Technologies Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  Period
                                                                                              April 22, 1997
                                                                        Nine Months Ended      (inception) to
                                                                         September 30,          September 30,
                                                                       2 0 0 2     2 0 0 1       2 0 0 2
                                                                      ---------   ---------   -------------
Cash flows from operating activities:
   Net loss                                                           $ (56,001)  $ (19,627)  $    (147,809)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization                                                           --          --          17,191
      Common stock issued for services                                       --          --           8,700
      Changes in assets and liabilities:
        Increase (decrease) in accounts payable and
          accrued expenses                                                3,600        (792)         12,300
                                                                      ---------   ---------   -------------
             Net cash used by operating activities                      (52,401)    (20,419)       (109,618)
                                                                      ---------   ---------   -------------

Cash flows used by investing activities:
   Cash included pursuant to sale of subsidiary                              --          --          (1,109)
   Purchase of patent rights                                                 --          --         (28,650)
                                                                      ---------   ---------   -------------
             Net cash used by investing activities                           --          --         (29,759)
                                                                      ---------   ---------   -------------

Cash flows from financing activities:
   Stock offering costs                                                      --          --          (5,843)
   Common stock issued for cash                                              --          --         316,500
                                                                      ---------   ---------   -------------
             Net cash provided by financing activities                       --          --         310,657
                                                                      ---------   ---------   -------------

Net increase (decrease) in cash and cash equivalents                    (52,401)    (20,419)        171,280
Cash and cash equivalents, beginning of period                          223,681     245,542              --
                                                                      ---------   ---------   -------------

Cash and cash equivalents, end of period                              $ 171,280   $ 225,123   $     171,280
                                                                      =========   =========   =============

Supplemental cash flow information: Cash paid during
   the period for:
      Interest                                                        $      --   $       3   $         900
      Income taxes                                                          939         701           1,743
Noncash financing activities:
   Patent rights and deferred interest acquired for
     common stock and assumption of note payable                      $      --   $      --   $      30,000

Sale of noncash net assets of subsidiary
   Book value of patent                                               $      --   $      --   $      11,459
   Accounts payable assumed                                           $      --   $      --   $       8,700
   Common stock acquired for treasury                                 $      --   $      --   $      25,000
   Treasury stock cancelled                                           $      --   $      --   $      25,000
   Increase in additional paid-in capital                             $      --   $      --   $      21,132

See accompanying notes to financial statements.

                            InkSure Technologies Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2002 AND 2001


1. The Company and basis of presentation:

The financial statements presented herein as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 and the period April 22, 1997 (inception) to Sept. 30, 2002 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles of the United States of America. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine months and three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

2. Net loss per common share:

Net loss per common share for the nine months and three months ended September 30, 2002 and 2001 is based on 2,668,666 of weighted average common shares outstanding.

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

Item 4. Subsequent Event.

On October 28, 2002, the Company, LILM Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("LILM Acquisition"), and InkSure Technologies Inc. (now renamed IST Operating, Inc.) ("Inksure Delaware"), a Delaware corporation, consummated a merger (the "Merger") pursuant to the Agreement and Plan of Merger, dated as of July 5, 2002 (the "Merger Agreement"), among the Company, LILM Acquisition and InkSure Delaware. Pursuant to the Merger Agreement, LILM Acquisition merged with and into InkSure Delaware. InkSure Delaware was the surviving corporation in the Merger and became a wholly-owned subsidiary of the Company. In connection with the Merger, the Company has changed its name to "InkSure Technologies Inc." and, as of October 30, 2002, the OTC Bulletin Board stock symbol for the Company's common stock has changed to "INKS.OB". As stipulated in the Merger Agreement, InkSure Delaware's stockholders, together with those who hold options and warrants to acquire stock of InkSure, acquired or have the right to acquire approximately 90.3% of the Company's stock (as determined on a fully-diluted basis assuming the exercise of options and warrants). Upon consummation of the Merger, the Company's board of directors and management resigned and were replaced by InkSure Delaware's board of directors and management, and the Company will carry on InkSure Delaware's business activities.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in the Registrant's filings with the Securities and Exchange Commission. These risks and uncertainties could cause the Registrant's actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents the Registrant's expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, the Registrant undertakes no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if its expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-QSB.

Overview

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

Subsequent to the above-referenced transactions, the Company's plan of operation had been to merge or effect a business combination with a domestic or foreign private operating entity. On October 28, 2002, the Company (now renamed InkSure Technologies Inc.), LILM Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company ("LILM Acquisition"), and InkSure Technologies Inc. (now renamed IST Operating, Inc.)("InkSure Delaware"), a Delaware corporation, consummated a merger (the "Merger") pursuant to the Agreement and Plan of Merger, dated as of July 5, 2002 (the "Merger Agreement"), among the Company, LILM Acquisition and InkSure Delaware. Pursuant to the Merger Agreement, LILM Acquisition merged with and into InkSure Delaware. InkSure Delaware was the surviving corporation in the Merger and became a wholly-owned subsidiary of the Company.

The Company intends to continue the business of InkSure Delaware and its subsidiaries. InkSure Delaware, which develops, markets and sells customized authentication systems designed to enhance the security of documents and branded products, operates within the "authentication industry". This industry includes a variety of firms providing technologies and services designed to prevent the counterfeiting and diversion of valuable documents and products. In this context, "counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. "Diversion" (also termed "parallel trading" or "gray market commerce") is the selling of goods (often genuine goods) in a geographic market where both wholesale and retail prices are high while falsely purchasing them for another market where wholesale prices are lower, thus taking advantage of the price difference between the two markets.

Comparative Operations

The Company did not generate any revenues from operations during the nine months ended September 30, 2002 or September 30, 2001. General and administrative expenses increased by 112% from 2001 to 2002. A significant portion of this increase was from legal fees and expenses incurred with respect to the Merger. Interest income decreased from 2001 to 2002 by 67% because of lower interest rates and lower cash balances. As a result of the increased general and administrative expenses, the Company's net loss during nine months ended September 30, 2002 increased by 185% as compared to the net loss during the nine months ended September 30, 2001.

Attached as Exhibit 99.2 is an unaudited pro forma balance sheet as of September 30, 2002 and consolidated statements of operations for the nine months ended September 30, 2002, which is based on the historical financial statements of the Company and InkSure Delaware and has been prepared on a pro forma basis to give effect to the Merger under the purchase method of accounting, as if the transaction had occurred at the beginning of the period presented. The pro forma information may not be indicative of results that actually would have occurred had the Merger occurred at the beginning of the period presented or of results that may occur in the future. The unaudited pro forma consolidated financial statements data should be read in conjunction with the annual financial statements and notes thereto of the Company and InkSure Delaware.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $171,280. As a consequence of the Merger, the Company's operations will be financed by the combined capital resources of the Company and InkSure Delaware. As September 30, 2002, InkSure Delaware had cash and cash equivalents and short time deposits of approximately $4,717,000. Since its inception, InkSure Delaware has incurred significant losses and negative cash flow (assuming the positive cash flow from capital transactions are excluded). As of September 30, 2002, InkSure Delaware had an accumulated deficit of approximately $4,000,000. InkSure Delaware had positive cash flow of approximately $700,000 for the nine months then ended September 30, 2002. The Company believes that the combined cash and cash equivalents of the Company and InkSure Delaware now available as a consequence of the Merger and cash, if any, generated from the continuation of InkSure Delaware's operations by the Company will provide sufficient cash resources to finance its operations for the next 24 months. However, if InkSure Delaware's operations, as continued by the Company, do not generate cash to the extent currently anticipated, or the Company grows more rapidly than currently anticipated, it is possible that the Company's current funds would be insufficient to finance the Company's operations for the next 24 months. However, the Company may require additional financing, and as a result the Company may need to raise additional capital during this time period.

Item 3. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the date of this report on Form 10QSB, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

        (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Since there were no significant deficiencies or material weaknesses in the Company's internal controls, no corrective actions were required or undertaken.


                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities. The securities issued by the Company upon the consummation of the Merger were not registered under the Securities Act of 1933, as amended. At the effective time of the Merger, each outstanding share of InkSure Delaware common stock was converted into the right to receive one share of the Company's common stock. Pursuant to the Merger Agreement, all outstanding options and warrants (referred to in this paragraph as "exchanged options and warrants") to purchase shares of InkSure Delaware common stock are being exchanged or converted into options and warrants to purchase shares of the Company's common stock on the same terms and conditions as were in effect prior to the effective time of the Merger. The options and warrants issued with respect to such exchanged options and warrants are exercisable for such number of shares of the Company's common stock equal to the number of whole shares of InkSure Delaware common stock subject to each such exchanged option or warrant immediately prior to the effective time of the Merger. The per share exercise price of option and warrants issued by the Company with respect to the exchanged options and warrants remains unchanged from the per share exercise price of the exchanged options and warrants. At the effective time of the Merger, 10,541,086 shares of InkSure Delaware common stock were outstanding and options and warrants to purchase an additional 3,182,064 shares of InkSure Delaware common stock were outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 3, 2002, ComVest, which, at such time, owned approximately 82.2% of the outstanding common stock of the Company, adopted, by written consent, resolutions approving: (i) the Merger Agreement and the transactions contemplated thereby; (ii) an amendment to the Company's Articles of Incorporation to change the Company's name to "InkSure Technologies Inc." and to amend the description of the Company's corporate purpose; (iii) an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of capital stock from five million (5,000,000) shares to forty-five million (45,000,000) shares consisting of thirty-five million (35,000,000) shares of Common Stock and ten million (10,000,000) shares of preferred stock, par value $.01 per share (the "Preferred Stock"); (iv) an amendment to the Company's Articles of Incorporation and By-laws to increase the maximum size of our Board of Directors to eight from seven; (v) to appoint Kost, Forer & Gabbay, a member of Ernst and Young International, as the independent auditors of the Company for the fiscal year ending December 31, 2002; (vi) approving the adoption of the Company's 2002 Employee, Director and Consultant Stock Option Plan; and (vii) electing eight persons to the Company's Board of Directors to serve until the next annual general meeting of stockholders and until their respective successors are elected and qualify.

The Company's Information Statement on Schedule 14C, filed with the Commission on October 8, 2002, contains additional information regarding the foregoing matters.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are being filed with this Report:

Exhibit Number      Description
--------------      -----------

2.1 Agreement and Plan of Merger, dated July 5, among the Company, LILM Acquisition, and InkSure Delaware (Incorporated by reference to the Company's Information Statement on Schedule 14C, filed with the Commission on October 8, 2002).

3.1 Certificate of Change in Number of Authorized Shares of Class and Series of the Company (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on November 8, 2002).

3.2 Certificate of Amendment of Articles of Incorporation of the Company (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on November 8,
                    2002).

3.3 Articles of Incorporation of the Company (Incorporated by reference to the Company's Form 10-SB, filed with the Commission on June 10, 1998).

3.4                 Amendment to Bylaws of the Company.

3.5 By-Laws of the Company (Incorporated by reference to the Company's Form 10-SB, filed with the Commission on June 10,
                    1998).

10.1                2002 Employee, Director and Consultant Stock Option Plan.

10.2 Employment Agreement, dated as of February 6, 2002, by and between the Company and Elie Housman.

99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Unaudited pro forma balance sheet dated September 30, 2002 and consolidated statements of operations giving effect to the Merger for the nine month period ended September 30, 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed a report on Form 8-K on July 10, 2002. A subsequent Form 8-K was filed on November 8, 2002. The Form 8-K filed on July 10, 2002 disclosed, under Item 5, the execution by the Company of the Merger Agreement. The Form 8-K filed on November 8, 2002 disclosed, under Items 1, 2 and 5, the change of control and acquisition of assets that occurred upon the consummation of the Merger contemplated by the Merger Agreement and included the following financial statements: (i) audited financial statements of InkSure Delaware for the fiscal years ended December 31, 2001 and 2000, and unaudited consolidated financial statements for InkSure Delaware for the six-month period ended June 30, 2002 (incorporated by reference to the Company's Information Statement on Schedule 14C, filed with the Commission on October 8, 2002); and (ii) an unaudited pro forma balance sheet giving effect to the Merger as of June 30, 2002 and unaudited pro forma statements of income for the fiscal year ended December 31, 2001 and for the six-month period ended June 30, 2002.

                                                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          InkSure Technologies Inc.

Dated: As of November 14, 2002            By: /s/ Eyal Bigon
                                              --------------------------------
                                              Chief Financial Officer,
                                              Secretary, and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

Dated: As of November 14, 2002            By: /s/ Yaron Meerfeld
                                              --------------------------------
                                              Chief Executive Officer
                                             (Principal Executive Officer)

I, Eyal Bigon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of InkSure Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                  By:  /s/ EYAL BIGON
                                               --------------------------------
                                               Chief Financial Officer,
                                                 Secretary, and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

I, Yaron Meerfeld, certify that:


5. I have reviewed this quarterly report on Form 10-QSB of InkSure Technologies Inc.;

6. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

7. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

8. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002                By:  /s/ YARON MEERFELD
                                              ----------------------------------
                                              Chief Executive Officer
                                                (Principal Executive Officer)