Form 10KSB
period 2002-12-31
INKSURE TECHNOLOGIES INC
filed 2003-03-31
CIK 1062128

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark one):

[ ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended December 31, 2002.

[X]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-24431

                            INKSURE TECHNOLOGIES INC.
              -----------------------------------------------------
                 (Name of small business issuer in our charter)

                Nevada                                   84-1417774
                ------                                   ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

       InkSure Technologies Inc.
              32 Broadway
              Suite 1314
             New York, NY                                  10004
---------------------------------------                    -----
(Address of principal executive office)                  (Zip Code)



                     Issuer's telephone number 212-269-0370
                                               ------------

         Securities registered under Section 12(b) of the Exchange Act:

Title of each Class                   Name of each exchange on which registered



Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]



      Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year:  $2,693,000

      Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $7,969,442 as of March 28, 2003.

      Shares of Common Stock outstanding as of March 28, 2003:  11,982,166.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on July 3, 2003 are incorporated into Part III of this report by reference

      Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                                                               Page

PART I

      Item 1.   Description of Business...........................................................................1
      Item 2.   Description of Property..........................................................................14
      Item 3.   Legal Proceedings................................................................................14
      Item 4.   Submission of Matters to a Vote of Security Holders..............................................14

PART II

      Item 5.   Market for Common Equity and Related Stockholder Matters.........................................16
      Item 6.   Management's Discussion and Analysis or Plan of Operation........................................19
      Item 7.   Financial Statements.............................................................................22
      Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial
                Di22losure.

PART III

      Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act................................................................23
      Item 10.  Executive Compensation...........................................................................23
      Item 11.  Security Ownership of Certain Beneficial Owners and Management...................................23
      Item 12.  Certain Relationships and Related Transactions...................................................23
      Item 13.  Exhibits and Reports on Form 8-K.................................................................23
      Item 14.  Controls and Procedures..........................................................................24


      This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of InkSure Technologies Inc. (together with our subsidiaries, referred to in this report as "we", "us" and "our" ) with respect to (i) our financing plans, (ii) trends affecting our financial condition or results of operations, (iii) the impact of competition, and (iv) the expansion of certain operations. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," identifies important factors that could cause or contribute to such differences. See "Description of Business-Risk Factors-All forward looking statements should be read with caution."

                                     PART I

Item 1.    Description of Business

Reorganization

      On October 28, 2002, a wholly owned subsidiary of Lil Marc, Inc. merged with and into InkSure Technologies, Inc., a Delaware corporation ("InkSure Delaware") and InkSure Delaware became a wholly-owned subsidiary of Lil Marc in a transaction accounted for as a reverse acquisition of Lil Marc by InkSure Delaware. Prior to the reverse merger, Lil Marc was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of InkSure Delaware controlled the merged company and the principal shareholders of InkSure Delaware became principal shareholders of the merged company. Following the closing of the reverse merger, Lil Marc changed its name to InkSure Technologies Inc. As a result of the reverse merger transaction, InkSure Delaware changed its name to IST Operating Inc. and continued as an operating entity and as our wholly owned subsidiary, and the historical financial statements of InkSure Delaware replaced those of Lil Marc.


General

      We develop, market and sell customized authentication systems designed to enhance the security of documents and branded products and to meet the growing demand for protection from counterfeiting and diversion. In this context, "counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. "Diversion" (also termed "parallel trading" or "gray market commerce") is the selling of goods (often genuine goods) in a geographic market where both wholesale and retail prices are high while falsely purchasing them for another market where wholesale prices are lower, thus taking advantage of the price difference between the two markets. We operate within the "authentication industry," an industry that includes a variety of firms providing technologies and services designed to prevent the counterfeiting and diversion of valuable documents and products. The United Kingdom's Counterfeit Intelligence Bureau estimates that losses by companies and governments from counterfeiting and diversion range from $300 billion to as high as $1 trillion annually. Security Solution Consultancy reported in 1999 that their research had revealed a market of approximately $25 billion for document and product protection - a mere 5% to 6% of the total estimated losses due to counterfeiting.

      Our products are based on two principal technologies - customizable security inks that are suitable for almost every type of digital and impact printing on a wide variety of surfaces or substrates (e.g., paper documents, plastic identification cards, packaging materials and labels), and a sophisticated "full-spectrum" reader that uses proprietary software to quickly analyze marks printed with our specialty inks. Our security solutions are considered to be covert because our specialty inks are indistinguishable from standard non-security inks and are easily incorporated into variable and fully personalized data on documents, products, product labels, packaging, and designs.

      Our ink-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our reader. We have applied for three patents covering various methods of marking documents for the purpose of authentication and two patents related to the radio frequency ("RF") technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty. See "Description of Business -- Patents and Proprietary Technology."

      We are currently working on the development of next-generation RF technology that is being designed to enable low-cost tagging of items. This RF technology is being designed to permit "no line of sight" identification and will be suitable for a variety of applications, including authentication, supply chain management and traceability, proof of ownership, and data carrying transactions. If successfully developed, we believe that such technology could eventually replace the familiar barcode technology and other electronic article surveillance solutions currently available. See "Description of Business -- Research and Development" and "Description of Business -- Products."

      Our security products and business strategy have enabled us to grow from $1,770,000 in revenues in 2001 to $2,693,000 in 2002, with a sales backlog of $1,000,000 as of December 31, 2002. See "Description of Business -- Marketing and Business Strategy."

      Corporate History

      We were incorporated under the laws of the state of Nevada on April 22, 1997 under the name "Lil Marc, Inc." We were incorporated as a development stage enterprise in the baby products industry to develop, manufacture and market the "Lil Marc", a plastic toilet training device for young boys. Pursuant to an Agreement and Plan of merger, dated as of July 5, 2002, a wholly owned subsidiary of Lil Marc, Inc., LILM Acquisition Corp., a Delaware corporation, merged with and into InkSure Technologies Inc., a Delaware corporation, or InkSure Delaware. InkSure Delaware was the surviving corporation in the merger and became a wholly owned subsidiary of Lil Marc, Inc.

      Pursuant to the merger agreement, each share of InkSure Delaware common stock outstanding immediately prior to the effective time of the merger was converted into the right to receive one share of our common stock. The total number of issued and outstanding shares of our common stock was 11,982,166 immediately after giving effect to the merger and a reverse stock split that was consummated on October 23, 2002.

      As a result of the merger, the former stockholders of InkSure Delaware held, immediately after the merger, approximately 88.0% of the issued and outstanding shares of our common stock; the remaining 12.0% of the issued and outstanding shares of our common stock were held by the stockholders who held our common stock immediately before the merger became effective. On a fully diluted basis, the former holders of securities of InkSure Delaware held, immediately after the merger, approximately 90.5% of the shares of Lil Marc, Inc. common stock.

      Pursuant to the merger agreement, all outstanding options and warrants to purchase shares of InkSure Delaware common stock were exchanged or converted into options and warrants to purchase shares of our common stock on the same terms and conditions as were in effect prior to the effective time of the merger. The options and warrants issued with respect to such exchanged options and warrants are exercisable for such number of shares of our common stock equal to the number of whole shares of InkSure Delaware common stock subject to each such exchanged option or warrant immediately prior to the effective time of the Merger. The per share exercise price of options and warrants issued by us with respect to the exchanged options and warrants remained unchanged from the per share exercise price of the exchanged options and warrants. Upon consummation of the merger, our board of directors and management resigned and were replaced by InkSure Delaware's board of directors and management, and we began to carry on InkSure Delaware's business activities.

      On October 28, 2002, we also filed an amendment of its Articles of Incorporation to, among other things, change our name from "Lil Marc, Inc." to "InkSure Technologies Inc."

      Effective on October 30, 2002, the OTC Bulletin Board stock symbol for our common stock was changed from "LILM" to "INKS."

      We conduct our operations with and through our direct and indirect subsidiaries, InkSure Inc., a Delaware corporation formed in March 2000, IST Operating Inc., a Delaware corporation formed in May 2000 (formerly known as InkSure Technologies Inc. and referred to throughout this Form 10-KSB as InkSure Delaware), and InkSure Ltd., which was formed in December 1995 under the laws of Israel. We also have a subsidiary, InkSure RF Inc., a Delaware corporation formed in March 2000, which does not currently conduct any operations.

      Market Opportunity

      In general, brand owners that are victims of counterfeiting do not publicize their losses, nor do they publish their expenditures related to controlling the problem. In a survey conducted by the International Anti Counterfeiting Coalition in the year 2000, Fortune 500 companies reported that they spend an average of between $2 - $4 million per year to combat counterfeiting. Some reported spending up to $10 million. A few companies, such as Microsoft Corporation, do quantify and publicize their estimated losses and the numbers are staggering. In 1999, Microsoft published an estimate that it had lost over $12 billion due to counterfeiting and pirating of its software. Microsoft has also estimated that the cost of its anti-counterfeiting activities, including authentication features, investigation and prosecution, is repaid 10 times in reclaimed sales and legal damages.

      There are a growing number of companies, banks, organizations and other entities that recognize, acknowledge and are able to quantify or estimate the scope of their counterfeiting problem, and are willing to invest in security solutions to combat them, and are potential customers for our products and services. We believe that the number of entities willing to invest in security solutions will grow as the magnitude of the problem continues to grow.

      Once the end user has decided to implement a security plan and introduce new security features or technology, there are various criteria by which the selected technology will be measured. We believe that our products provide a high level of security and flexibility, while remaining cost-effective. See, however, "Description of Business -- Competition."

Traditional Authentication Technologies

      Technologies used to authenticate and protect products and documents can be divided into two general categories: overt and covert. Overt technologies are visible to the naked eye and are typically used by the consumer to identify the product or document as genuine. Holograms, intricate graphic design and color changing inks are among the most common overt security features used in both products and documents.

      Covert technologies are invisible and, historically, designed to be used by investigators, customs officials and other law enforcement agents to verify authenticity. There are numerous covert technologies currently in use in the market, including specialty substrates (e.g., papers with security fibers or magnetic threads) and in-product marking (e.g., tracers placed in fuels). However, one of the most frequently used features for product and document security is specialty ink for the obvious reason that ink is the main consumable for printing on documents, packaging and labels.

      The rapid rise in counterfeiting and diversion, however, has led to the need for increasingly sophisticated security techniques for companies and organizations to mark and protect high-value products and documents. Accordingly, the market for countermeasures to counterfeiting and diversion is characterized by a constant inflow and introduction of new authentication techniques as a result of rapid technological progress. Complex new technologies that are difficult for counterfeiters to circumvent are in demand.

      Typically, currency and high value documents incorporate more than one security feature (high denominations of United States currency have up to 20 security features). Brand owners are increasingly adopting this same strategy and are using several security features simultaneously to make reproducing the document or packaging increasingly difficult and costly for the counterfeiter. In addition, layered security features provide continued protection for products in the market even if one of the features is compromised.

InkSure Solutions

      We believe that our authentication technology can be distinguished from other authentication solutions, such as visible and invisible ultra-violet marks, fluorescent inks, watermarks and fibers, optically variable inks, and holograms, currently offered by our competitors because our solutions offer a high level of security and flexibility while remaining cost-effective. Due to the nature of our technology, which is based upon multi-disciplinary technologies, including chemistry, printing, electro-optics and software, the solution is customized for each customer without significant additional costs to the customer or us.

           High Level of Security. Each security ink manufactured by us has a unique "signature" that is comprised of a variety of factors, including the amounts and the unique properties of the chemicals included in the ink, the type of ink, the ink color, the printing method and the substrate. Since the reader utilized by our solution reads a "full-spectrum" rather than sampling a specific point or points in a signature, a counterfeit item would have to replicate an entire unique signature - i.e., every variable upon which the signature depends - rather than merely replicating certain portions of the signature. In addition, because a coded ink's unique signature is comprised of various factors, with numerous possible permutations thereof, our inks are extremely difficult to reverse engineer. We believe that holograms, color changing inks and other more common overt security features are more easily replicated than our products. In addition, to thwart any counterfeiting attempts that successfully replicated a unique signature, we could alter any of the variables of which a signature is comprised and create an entirely new unique signature without significant expense.

           Flexibility. Our solution is highly flexible, applicable to almost every standard ink or toner used by standard printing devices. In addition, we believe that our specialty inks are suitable for printing on any type of surface or substrate for which digital and impact printing is suitable. Our readers are available either as hand-held devices designed for quick and accurate field inspection, or as a technology that can be integrated in existing terminals and readers (e.g., ATMs, MICR readers and access control systems) to allow automated identification and verification in mass quantities. According to the client's security needs, several different coded inks can be incorporated in a single product or document and the corresponding reader can be programmed to authenticate and verify each of the different codes - and indicate which code was verified.

           Cost Effective. Our technology provides a cost-effective solution to prevent counterfeiting and diversion because of our positive cost-performance ratio. In addition, because our readers are designed to detect even trace amounts of the specific chemical markers, our solutions provide a relatively high level of security, including through the use of chemicals, such as tagging agents, at reasonable incremental costs to our customers. For example, our technology was sufficiently cost-effective to be chosen for deployment in the City of Istanbul's bus system, where the average ticket price is approximately $0.50. After deployment of our solutions through an initial investment of approximately $2,000,000, the Istanbul Electric, Tunnel and Tramway Enterprise Administration, which operates the City of Istanbul's bus system, has seen its monthly revenue from the sale of bus tickets increase by approximately $750,000 per month. We believe this increase is due largely to the ability of our technology to prevent counterfeiting of tickets for this bus system.

Marketing and Business Strategy

      Our business strategy utilizes a "razor / razor blade" approach with respect to the sale of our readers and inks. We regard the selling of our proprietary readers as infrastructure similar to a hand held razor, while our specialty inks may be considered analogous to the blades of a razor that represent continuing sales. The potential anti-counterfeit market segments for our products can generally be divided into two major groups: documents (e.g., bank notes, checks, transportation and event tickets, pre-paid telephone cards, identification cards, and passports) and brand products (e.g., pharmaceuticals, software, automotive, toys, and apparel). We have entered into strategic relationships with industry leaders such as Qwinstar Corporation and Sharon Carr Associates Ltd. to leverage the development, distribution and co-marketing of their security products.

      We believe that the most receptive market segment for our authentication applications - the middle and high-end of the security market - includes customers who have experienced significant problems with counterfeiting and have been unable to reduce or eliminate the effects of counterfeiting through the authentication solutions that are more easily circumvented than our solutions. In addition, we have targeted customers that need a covert security feature that is extremely difficult to reverse engineer.

      More specifically, we have identified and targeted the following market segments:

      o Packaging. We believe our product may facilitate brand protection through use in 1st level (on the product), 2nd level (on the packaging) and 3rd level packaging (through the use of labels, stickers, etc.). We believe our products are suitable for a number of industries, including consumer goods (e.g., apparel, cosmetics, fragrances, software, tobacco), pharmaceuticals, and industries that rely upon component parts (e.g., automotive, computer hardware).

      o Games and Entertainment. Tickets and wrist bands for major sporting events and entertainment venues can be printed using our coded inks and authenticated at the entrance using either hand-held or stationary readers. Similarly, lottery tickets and gaming chips are subject to counterfeiting. Lottery tickets and gaming chips may be authenticated at the time of submission for payment.

      o Transportation. Both national and local transportation authorities issue travel passes, season tickets and single-use tickets, all of which are subject to counterfeiting.

      o Financial Documents. Historically, checks and other financial documents have incorporated security features in the substrate or the pre-printed form, all in an effort to protect the fixed and variable data imprinted on the document. With our technology, both fixed and variable data can now be protected directly.

      o Government Identity Documents. We believe that our ability to mark toners, inkjet ink and thermal transfer ribbons and therefore provide authentication capabilities to the variable data on government identity documents such as passports, visas, drivers licenses, ID cards, birth certificates, and motor vehicle registrations is unique. We view these market segments as requiring a long-term marketing and selling process given the typical government bid process and cycles for initiating new features, as well as government cost constraints.

      o Retail Vouchers and Gift Certificates. Retail establishments currently use printed vouchers and gift certificates for increased sales. Certificates of Authenticity, which are printed documents that accompany a wide variety of retail goods ranging from software products to luxury goods are also an area of opportunity.

      o Tax Stamps. Government issued tax stamps for a variety of taxed items such as tobacco, wine, alcohol and export tax stamps offer opportunities for our authentication technology.

      We have focused the bulk of our initial efforts on market segments where we have already achieved market penetration in actual sales and where we believe sales potential is highest - packaging, financial documents, entertainment (i.e., ticketing) and transportation. As a result of this focused strategy, we have increased awareness of our products in these segments, established a presence in targeted markets throughout the world, and formed strategic alliances with companies that provide access to specific markets. See "Description of Business -- Sales and Marketing."

Sales and Marketing

      Initially, we relied solely on intermediaries to market and distribute our products and services. However, we currently sell our products and services through a combination of our own sales personnel, strategic alliances and licenses with intermediaries. To date, we have established key strategic alliances or valuable relationships with end-users in the following market segments:

           Packaging. One key alliance was with Westvaco Brand Security, a subsidiary of Westvaco Corporation. Pursuant to an agreement between our wholly owned subsidiary, InkSure Inc., and Westvaco Brand Security, Westvaco Brand Security had the exclusive, worldwide right to use our technology in primary and secondary packaging and a nonexclusive right to use our technology for other packaging products, subject to quarterly payments of $62,500 plus additional royalties based on the number of products produced under the agreement. The agreement expired on December 31, 2002, and Westvaco Corporation has subsequently ceased the operations of Westvaco Brand Security. Revenues from this agreement were $580,000 for the fiscal year ended December 31, 2002.

           Financial Documents. We have also entered into an alliance with Qwinstar Corporation. Pursuant to an agreement dated December 28, 2001, between InkSure Inc. and Qwinstar, we intend to market Qwinstar's "detection devices" with our specialty inks, to be used in combination to determine the authenticity of checks (i.e., counterfeit check detection). Under this agreement, Qwinstar will have the exclusive right to market this combination of products in the United States and the United Kingdom and we will have the exclusive right to market outside those areas. After recoupment of costs, revenue from this venture will be shared among the parties equally. Revenues from this agreement were $65,000 for the fiscal year ended December 31, 2002.

           Ticketing. We have also entered into an alliance with ISBAK A.S. (Istanbul Belediyeler Bakim Ulasim San Ve Tic. A.S.), a corporation incorporated under the laws of Turkey, and MTM Guvenlik ve Holografik Kart Sistemleri A.S., a corporation incorporated under the laws of Turkey. Pursuant to this agreement dated July 2001, MTM Guvenlik and we will provide certain products and services to ISBAK, which is creating a secured ticketing system for public transportation in the City of Istanbul and providing ticket readers for public buses in the City of Istanbul. During the fiscal year ended December 31, 2002, ISBAK purchased a quantity of ink sufficient to produce at least 200 million tickets and 2,700 readers. The term of the agreement is three years. Revenues from this agreement were $2,000,000 for the fiscal year ended December 31, 2002.

      We have also entered into an agreement with Sharon Carr Associates Ltd., a consulting firm formed in 1994 that works with brand owners to reduce counterfeiting and diversion through the use of customized security systems. Pursuant to this agreement between InkSure Inc. and Sharon Carr, among other things, Sharon Carr will have the exclusive right to market specific products of ours to certain brand owners with whom Sharon Carr currently has relationships and Sharon Carr will offer us an opportunity to work with other customers seeking any similar or competing authentication technology. In addition to other commissions provided for under the agreement, Sharon Carr will receive a five-year warrant, exercisable at a price of $1.61 per share, to purchase up to an aggregate of 350,000 shares of our common stock. This warrant shall only be issued to the extent that Sharon Carr achieves certain sales targets set as forth in the agreement.

      Although we intend to continue marketing our products and services through licensees and strategic alliances, we believe that expanding our customer base through our direct sales personnel and maintaining a direct relationship with the end user are necessary elements to achieving deep market penetration.

Products

      We have created "Solution Packages" designed to meet various market needs. These packages rely primarily on our core technology, best described as "line of sight authentication" (i.e. electro-optical detection and analysis of organic and inorganic materials). The micro-processing unit within the readers uses a proprietary algorithm to authenticate genuine codes, as well as differentiate between various codes.

      We have designed several generic readers that provide different levels of security for the various target applications. For specific projects, due to the flexibility upon which the technology is built, we customize the generic readers to fit customer needs according to size and speed. Our current line of products, which support our customizable solutions, include the following:

      o The RDA2000 - a handheld detection pen used as a first level authentication tool.

      o The DA2000 - a handheld reader for quick and accurate field use, offering a sophisticated authentication mechanism.

      o The DA1000 - a lower-cost version of the DA2000, offered at lower price points, currently being used in a kit format for automatic inspection in Access Control and transportation applications.

      o The SDA2000FD - a desktop automatic reader that is part of an authentication station (including an application conform software) designed by us and used for banking applications.

      o QwinSure - kit type authentication device integrated within high speed check sorters for banking applications.

      o HoloSure - Multi-layered security, comprised of an overt hologram (supplied by a hologram manufacturer via sub-contracting) that is marked with our security markers that can be authenticated by either the DA2000 or DA1000 readers.

      o We anticipate that we will release several new products and new generations of our existing products in 2003. One new product will be a new reader, which will be a more cost-effective and "user-friendly" version of our current reader. In addition, we anticipate the release of "TicketSure", a product that will include new technology designed for the ticket authentication industry.

      We plan to develop products that permit high volume tagging and authentication without requiring a line of sight. See "Description of Business -- Research and Development."

Competition

      We are aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes that we market our products. Our competitors, many of whom have greater financial resources than us, include:

      o Technology providers, that typically offer a specific range of security solutions.

      o Security printers, which are generally well-established companies whose core business is printing. Security printing tends to be segregated from the bulk of the printing industry, implementing fundamentally the same technologies as those generally used by the printing industry but with specific `twists' that are more complex, difficult to access or expensive to use.

      o Systems Integrators, which have often evolved from other sectors in the printing industry, mainly security print manufacturers, technology providers or packaging and label manufacturers. These companies offer a wide range of security solutions, enabling them to offer a complete suite tailored to the customer's specific needs.

      o Security consultancy groups, which offer a range of technologies from several technology providers and tailor a specific solution to end-customers, based on a preliminary process involving risk analysis and characterization of a comprehensive organizational security program.

      Competition in our markets is based upon price, service, quality, reliability and the ability to offer secure transaction products and services with the flexibility to meet a customer's particular needs. We believe our technology provides a unique and cost-effective solution that has certain common competitive advantages over other technologies. However, even technologies that are not as secure or reliable as our products may be competitive if they are marketed effectively and may also compete on the basis of other criteria, such as price. We believe that prospective customers typically consider the following criteria when choosing a security technology:

      o Level of security (e.g., multi-layer or single layer solution, covert, overt).

      o Ability to support or be integrated with existing production, logistical processes and equipment.

      o     Ease of utilization/verification.

      o Ability to extend the use for various organizational uses (e.g., alteration, simulation, counterfeiting, diversion, supply chain management).

      o Safety and durability (i.e., ability to withstand environmental factors such as temperature, humidity, sunlight).

      o     Consistency and integrity of solution.

      o     Need for protection of variable vs. fixed data.

      o Flexibility of code location (e.g., location on package, on product, on different substrates).

      o In the case of overt features, attractiveness to consumer (i.e., added marketing value).

      o Conclusiveness (i.e., Can the technology provide conclusive evidence of counterfeiting).

      Strong competitive pricing pressures exist, particularly with respect to products whose customers seek to obtain volume discounts and economies of scale. In addition, alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also adversely affect demand for our products.

Research and Development

      The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities at our facility in Rehovot, Israel. We believe our future success depends upon our ability to identify the requirements for future products and product enhancements, and to define, implement and successfully develop the technologies, including, without limitation, our next generation RF technology, needed to deploy those products and product enhancements.

      We pursue a process-oriented strategy in which it conducts efforts aimed at developing new or enhanced classes of products and services. As part of this strategy, we work closely with current and potential customers, distributors and other members of the industry to identify market needs and define appropriate product specifications. Our research and development expenditures totaled approximately $874,000 and $809,000 for fiscal years 2001 and 2002, respectively.

Manufacturing and Production

      The principal raw materials used by us for the manufacturing of our specialty inks include trace amounts of various chemicals and inks suitable for various printing methods. We believe that there are many sources for both these chemicals and the printing inks, which we currently purchase from major suppliers in Europe. Some of these chemicals, however, are considered rare, with prices in excess of $20,000 per pound for certain chemicals. We do not believe that we will have difficulty in continuing to procure these chemicals and printing inks given the number of suppliers, including, without limitation, suppliers located in the United States, Europe and Japan, from whom they can be procured. We currently subcontract the manufacturing of our specialty inks to various ink suppliers, who incorporate chemicals provided by us into the inks. To maintain the integrity and security of our specialty inks, we do not disclose the precise chemical ingredients to these ink suppliers.

      The principal raw materials used by us for the manufacturing of our readers include electronic components, plastics and other raw materials. We believe that these materials are in good supply and are available from multiple sources. We currently utilize subcontractors for the manufacturing of our readers.

Patents and Proprietary Technology

      Although our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, and although we will continue to seek the supplemental protection afforded by patents, we generally consider protection of our products, processes and materials to be more dependent upon proprietary knowledge, know-how and rapid assimilation of innovations than patent protection. We have applied for three patents covering various methods of marking documents for the purpose of authentication and two patents related to the RF technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty.

      We require our employees, consultants and advisors to execute confidentiality agreements upon the commencement of any employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual will be the exclusive property of us, other than inventions unrelated to our business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide adequate protection or remedies for misappropriation of our trade secrets in the event of unauthorized use or disclosure of such information or that an independent third party will not develop functionally equivalent technology.

      Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether any of our patent applications will result in the issuance of any patents, or whether patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents issue, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us.

Government Regulation

      Our scanning device and the next-generation radio frequency technology scanning equipment must comply with the regulations of the United States Federal Communications Commission (the "FCC"), which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment requires testing to ensure the equipment's compliance with the FCC's rules. In addition, the equipment must be labeled according to the FCC's rules to show compliance with these rules. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users.

Employees

      At March 28, 2003, we had 16 employees located in Israel, including eight engineers, two sales and marketing personnel, four management and administrative personnel, and two operations personnel. In addition, as of March 28, 2003, we had six employees located in the United States, one of whom is a member of our management, one of whom manages our operations in the United States, with the remaining four being sales and marketing personnel. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly skilled employees.

      The employees of InkSure Ltd. are entitled to "Dmey Havra'a" as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra'a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.53% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee's salary. InkSure Ltd. pays a monthly amount up to 7.5% of each employee's salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee's salary. Our wholly owned subsidiary, InkSure Ltd. makes cars available to some employees for their exclusive use. InkSure Ltd. pays all costs associated with these cars, whether fixed or variable, including without limitation, fuel, repairs and insurance.

Risk Factors

      All forward-looking statements should be read with caution. Statements in this annual report on form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis or Plan of Operations," and elsewhere in this form 10-KSB, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this form 10-KSB under the caption "Risk Factors," that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this form 10-KSB.

We have a history of operating losses and negative cash flows and may not be profitable in the future.

      We have incurred substantial losses and negative cash flows since our inception. We had an accumulated deficit of approximately $4,748,000 at December 31, 2002, and had a working capital (current assets less current liabilities) of approximately $4,460,000 at December 31, 2002. We incurred losses of approximately $621,000 for the year ended December 31, 2002. We expect to have net operating losses and negative cash flows for the foreseeable future, and expect to spend significant amounts of capital to enhance our products and services, develop further sales and operations, and fund expansion. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

      Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers.

We have a limited operating history, which makes it difficult to evaluate our business.

      InkSure Delaware was formed in May 2000. We have a limited operating history on which to base an evaluation of our business and prospects. Our revenue and income potential are unproven. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets. These risks and difficulties include our ability to develop our infrastructure; attract and maintain a base of end users; develop and introduce desirable products and services; provide customer support, personnel, and facilities to support our business; establish and maintain strategic relationships; and respond effectively to competitive and technological developments.

      Our business strategy may not be successful or may not successfully address any of these risks or difficulties.

We will face a need for additional capital.

      We believe that our current cash and cash equivalents will satisfy our operating capital needs for at least 18 months based upon our currently anticipated business activities. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which would adversely affect our prospects, business, operating results and financial condition.

We rely on one major customer for most of our revenues.

      For the fiscal year ended December 31, 2002, our relationship with ISBAK A.S. accounted for approximately 74% of our revenue. Although we anticipate that revenues from our relationship with ISBAK will comprise a smaller portion of our revenues in fiscal year 2003, the loss of such customer, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition.

We have no assurance of broad market acceptance of our product offerings.

      We generate all of our revenue from sales and licensing of products relating to the "authentication industry." The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services could be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services.

We face potential liability due to product defects.

      Authentication products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new authentication products after commencement of commercial shipments resulting in product recalls and market rejection of our authentication products and resulting in damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. In addition, our product liability insurance, if any, may be insufficient to cover claims related errors or defects in our authentication products.

We may not be able to protect our proprietary technology.

      Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard protection of our proprietary rights as critical to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have applied for two patents covering various methods of marking documents for the purpose of authentication and two patents related to the RF technology being developed by us, but have not received any patents. We are also seeking protection under the Patent Cooperation Treaty. We may file for additional patents as we determine appropriate. There can be no assurance that a patent will be issued with respect to any patent application filed by us or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to us. There can be no assurance that the validity or enforceability of patents which may be issued or licensed to us will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents that may be issued or licensed to us. The inability of us to protect our proprietary rights adequately would have a material adverse effect on us.

      We generally have entered into agreements containing confidentiality and nondisclosure provisions with our employees and consultants and limits access to and distribution of our documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable.

      Notwithstanding the precautions taken by us, it might be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Policing unauthorized use of our technology is difficult. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, operating results, and financial condition. See "Description of Business, Risk Factors -- We are co-defendant in an ongoing litigation, the outcome of which is uncertain."

      In addition, we have entered into several agreements pursuant to which we have granted third parties broad, exclusive rights to distribute and sell certain of our technology. Failure of these third parties to effectively market products and services based upon our technology could have a material adverse effect on our business, operating results, and financial condition.

We will have to keep pace with new products and rapid technological change in order to remain competitive in the marketplace.

      If we are able to sufficiently penetrate the market with our products and services, our future success will depend upon our ability to keep pace with technological developments and respond to evolving customer demands. Failure to anticipate or respond adequately to technological developments or significant delays in product development could damage our potential position in the marketplace and could have a material adverse effect on our business, operating results, and financial condition. With our current limited financial and technical resources, we may not be able to develop or market new products, services or enhancements to our existing product and service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market products and services and product and service enhancements could have a material adverse effect on our business, operating results and financial condition.

We face competition and pricing pressures from larger, well financed and more recognized companies.

      The market for our products and services is highly competitive. Many of our competitors have far greater financial, human, and other resources. Barriers to entry in our business are relatively insubstantial and companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as those with far greater name recognition than us, may also attempt to enter the market. We believe that our ability to compete depends on our technology and price, as well as on our distribution channels and the quality of products and services. There can be no assurance that we will be able to compete successfully in the market.

We depend on third parties for infrastructure and supplies.

      With regard to our products, we are dependent in part on the availability of equipment, supplies and services provided by independent third parties. We believe that there are numerous suppliers for the equipment, supplies and services that we require. Currently we use a limited number of suppliers in order to take advantage of volume discounts. If one of our suppliers was unable to meet our supply demands for any reason we believe that we could quickly arrange for an alternative source of equipment, supplies or services.

We depend on our senior management and key employees.

      Our success depends to a large degree upon the skills of our senior management team and current key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We do not maintain key person life insurance for any of our officers or key employees. We require our executives and key employees to enter non-competition agreements with us. The loss of any of our key executives, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition.

We may not be able to manage our growth.

      We anticipate a period of significant growth in connection with expansion of our marketing efforts and business. The resulting strain on our managerial, operational, financial, and other resources could be significant. Success in managing expansion and growth will depend, in part, upon the ability of senior management to manage our growth effectively. Any failure to manage our proposed growth and expansion could have a material adverse effect on our business, operating results and financial condition.

We are subject to environmental regulations.

      Our operations are subject to federal, state, local, and foreign environmental laws and regulations. Our specialty inks include various chemicals, some of which may be hazardous substances and subject to various government regulations relating to our transfer, handling, packaging, use, and disposal. We may store these chemicals or inks at our facilities in the United States and Israel, and a shipping company ships them at our direction. We could face potential liability for problems that may arise when we store or ship these inks or chemical components. We believe that we are currently in material compliance with applicable laws and regulations. To the extent future laws and regulations are adopted or interpretations of existing laws and regulations change, new requirements may be imposed on our future activities or may create liability retroactively. Failure to comply with applicable rules and regulations could subject us to monetary damages and injunctive action, which could have a material adverse effect on our business, financial condition or results of operations.

Our business is subject to government regulation of radio frequency technology.

      The rules and regulations of the United States Federal Communications Commission (the "FCC") limit the radio frequency used by and level of power emitting from electronic equipment. Our scanning device and the next-generation radio frequency technology scanning equipment will be required to comply with these FCC rules which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment requires testing to ensure the equipment's compliance with the FCC's rules. The equipment must be labeled according to the FCC's rules to show compliance with these rules. Testing, processing of the FCC's equipment certificate or FCC registration, and labeling may increase development and production costs and could delay introduction of our verification scanning device and next-generation radio frequency technology scanning equipment into the united states' market. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could have a material adverse effect on our business, operating results and financial condition.

We are a co-defendant in a litigation, the outcome of which is uncertain.

      On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (Inksure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. Supercom and InkSure Ltd. received a letter, dated February 14, 2002, from the law firm of Yossi Avraham & Co., which states that, based on the facts provided to it by Supercom and InkSure Ltd., the chances are good that a court would not grant the permanent injunction or award damages of a substantial amount in connection with the litigation. The parties are scheduled to discuss the litigation in court in March, 2003, however, we do not anticipate this matter being resolved in the immediate future.

Conditions in Israel affect the operations of our subsidiary in Israel and may limit our ability to sell our products and services.

      InkSure Ltd., our principal operating subsidiary, is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Political, economic and military conditions in Israel directly affect InkSure Ltd.'s operations. Since the establishment of the state of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, negotiations between Israel and the Palestinian Authority have ceased and there has been increased military activity characterized by some as war. More recently, violence has spread to Jerusalem and areas near Tel Aviv. Furthermore, several countries still restrict trade with Israeli companies, which may limit our ability to make sales, or purchase components from, in those countries. Any future armed conflict, political instability, continued violence in the region or restrictions could have a material adverse effect on our business, operating results and financial condition.

Our operations could be disrupted as a result of the obligation of management or key personnel of InkSure Ltd. to perform military service.

      Generally, all male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances. Some of the officers and employees of InkSure Ltd. are currently obligated to perform annual reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of InkSure Ltd.'s officers or key employees due to military service. Any such disruption could affect our business, results and financial condition.

Under current Israeli law, InkSure Ltd. may not be able to enforce covenants not to compete.

      InkSure Ltd. has non-competition agreements with all of its employees. These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees.

Fluctuations in the exchange rate between the United States dollar and foreign currencies may affect our operating results.

      We incur expenses for our operations in Israel in new Israeli shekels
(nis) and translates these amounts into United States dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily nis, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price. In addition, future currency exchange losses may increase if we become subject to exchange control regulations restricting our ability to convert local currencies into United States dollars or other currencies.

We are exposed to special risks in foreign markets.

      In conducting our business in foreign countries, we are subject to political, economic, legal, operational and other risks that are inherent in operating in other countries. These risks range from difficulties in settling transactions in emerging markets to possible nationalization, expropriation, price controls and other restrictive governmental actions. We also face the risk that exchange controls or similar restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency received or held by it in their countries into United States dollars or other currencies, or to take those dollars or other currencies out of those countries.

We may face difficulties in the enforcement of civil liabilities.

      InkSure Ltd. is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Certain of the directors and InkSure Ltd.'s professional advisors are residents of Israel or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon InkSure Ltd. or upon any such directors or professional advisors or to realize in the United States upon judgments of United States' courts predicated upon civil liability of InkSure Ltd. or such persons under United States federal securities laws. InkSure Ltd. has been advised that there is doubt as to whether Israeli courts would (i) enforce judgments of United States' courts obtained against InkSure Ltd. or such directors or professional advisors predicated solely upon the civil liabilities provisions of United States' federal securities laws, or (ii) impose liabilities in original actions against InkSure Ltd. or such directors and professional advisors predicated solely upon such United States' laws. However, subject to certain time limitations, Israeli courts will enforce foreign (including United States) final executory judgments for liquidated amounts in civil matters, obtained after due trial before a court of competent jurisdiction which recognizes similar Israeli judgments, provided that (1) due process has been observed, (2) such judgments or the execution thereof are not contrary to Israeli law, public policy, security or sovereignty, (3) such judgments were not obtained by fraud and do not conflict with any other valid judgment in the same matter between the same parties and (4) an action between the same parties in the same matter is not pending in any Israeli court at the time the law suit is instituted in the foreign court.

We have a stockholder that is able to exercise substantial influence over us.

      ICTS International, N.V., beneficially owns, as of March 28, 2003, 4,106,895 shares of our common stock, representing approximately 34.3% of our outstanding common stock. Such ownership interest gives ICTS substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors.

We are disputing the validity of the issuance of an option to purchase shares of InkSure Delaware common stock.

      We are disputing the valid issuance of an option to purchase 300,480 shares of InkSure Delaware common stock that was issued prior to the merger of our wholly owned subsidiary and InkSure Delaware. If our position in this dispute does not prevail we would be forced to accept the validity of the issuance of this option and convert it into an option to purchase shares of our common stock. As a result, the number of shares of our common stock outstanding on a fully diluted basis would increase by 300,480 shares.

Our certificate of incorporation contains anti-takeover provisions.

      Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and our board of directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Such authority, together with certain provisions of Nevada law and of our certificate of incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders of the common stock. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future. The board of directors of a Nevada corporation may issue rights, options, warrants or other convertible securities (hereinafter "rights") entitling the holders of the rights to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the board of directors. Our board of directors is free, subject to their fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude "significant stockholders," as defined, from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing contained in our certificate of incorporation will prohibit our board of directors from using these types of rights in this manner.

We have never paid common stock dividends and are unlikely to do so for the foreseeable future.

      We have never paid cash or other dividends on our common stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends on our common stock in the foreseeable future.

The trading of our common stock is volatile.

      Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to March 28, 2003, our common stock traded at prices ranging from $0.296 to $2.50. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

"Penny stock" rules may restrict the market for our common stock.

      Our common stock is subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq small-cap or national market systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock.

Fluctuations in our operating results may adversely affect our stock price.

      Our quarterly operating results, changes in general conditions in the economy, the financial markets or our industry segment, or other developments affecting our competitors, or us could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include: the announcement or introduction of new products by us and our competitors; our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction; the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations; government regulation; and general economic conditions and economic conditions specific to the authentication industry.

Item 2.    Description of Property.
           ------------------------

      We maintain our executive offices in approximately 2,000 square feet of space in New York, NY pursuant to a lease expiring in February 2008. Monthly lease payments are approximately $3,600 per month. We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 1,476 square feet. We have an option to renew this lease upon the expiration of the initial term. Monthly lease payments are approximately $3,700 per month.

Item 3.    Legal Proceedings.
           ------------------

      On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (Inksure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. Supercom and InkSure Ltd. received a letter, dated February 14, 2002, from the law firm of Yossi Avraham & Co., which states that, based on the facts provided to it by Supercom and InkSure Ltd., the chances are good that a court would not grant the permanent injunction or award damages of a substantial amount in connection with the litigation. The parties are scheduled to discuss the litigation in court in March, 2003, however, we do not anticipate this matter being resolved in the immediate future.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

      On October 7, 2002, a majority of the outstanding shares of our common stock passed a resolution by written consent that give us the authority to take the following actions:

      1. To approve the Agreement and Plan of Merger and the transactions contemplated thereby, by and among Lil Marc, Inc., LILM Acquisition Corp. and InkSure Technologies Inc.;

      2. To amend our Articles of Incorporation to change our name to "InkSure Technologies Inc." and to amend the description of our general corporate purpose;

      3. To amend our Articles of Incorporation to increase the authorized number of shares of capital stock from 5,000,000 shares, to 45,000,000 shares consisting of 35,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share;

      4. To amend our Articles of Incorporation and By-laws to increase the size of our board of directors to eight from seven;

      5. To appoint Kost, Forer & Gabbay, a member of Ernst and Young Global, as our independent auditors for the fiscal year ending December 31, 2002;

      6. To adopt the proposed 2002 Employee, Director and Consultant Stock Option Plan; and

      7. To elect eight persons to our Board of Directors to serve until the next annual general meeting of stockholders and until their respective successors are elected and qualify.

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Price Range of Common Stock

      Our common stock commenced trading on the OTC Bulletin Board beginning in the first quarter of 1998 under the symbol "LILM". On October 30, 2002, our common stock began trading on the OTC Bulletin Board under the symbol "INKS". The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of common stock as reported by the OTC Bulletin Board under the symbol "LILM" for periods prior to October 30, 2002 and under the symbol "INKS" for periods subsequent to October 30, 2002. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       High           Low
                                                       ----           ---
Calendar Year 2001
      1st Quarter..................................   $0.637         $0.58
      2nd Quarter..................................   $0.637         $0.278
      3rd Quarter..................................   $0.722         $0.278
      4th Quarter..................................   $0.722         $0.722

Calendar Year 2002
      1st Quarter..................................   $0.722         $0.296
      2nd Quarter..................................   $2.037         $0.296
      3rd Quarter..................................   $2.13          $1.87
      4th Quarter..................................   $2.50          $1.30

Calendar Year 2003
      1st Quarter (through March 28, 2003)            $2.45          $1.45

      As of March 28, 2003, the high and low bid prices per share of common stock as reported by the Over the Counter Bulletin Board under the symbol "INKS" were $1.75and $1.30 respectively and there were approximately 95 holders of record of the common stock.

      We have not paid dividends on the common stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business. The declaration of dividends in the future will be at the election of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the board of directors deem relevant.

Equity Compensation Plan Information

      The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2002. Our stockholder approved equity compensation plans consist of the 2002 Employee, Director and Consultant Stock Option Plan. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.



                                                                                                 Number of securities
                                                                                               remaining available for
                          Number of securities to be                                         future issuance under equity
                           issued upon exercise of           Weighted-average exercise      compensation plans (excluding
                        outstanding options, warrants          price of outstanding            securities reflected in
                                  and rights               options, warrants and rights              column (a))

   Plan category                     (a)                                (b)                              (c)
Equity
compensation plans
approved by
security holders                  384,789                              $1.054                           3,115,211
Equity
compensation plans
not approved by
security holders                1,029,402(1)                           $1.310                                   0
                                ---------                                                               ---------
       Total                    1,414,191                                                               3,115,211



(1) Does not include options to purchase 300,840 shares of InkSure Delaware common stock which we believe was not validly issued.


      We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have agreed to register for resale the common stock underlying the warrants issued to Commonwealth Associates described below.


* Commonwealth Associates, L.P. warrants, dated July 5, 2002, July 31, 2002 and September 6, 2002: warrants to purchase shares of InkSure Delaware common stock in connection with Commonwealth's role as placement agent in a private placement of InkSure Delaware's securities. The warrants were to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at an exercise price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock.


* Elie Housman option, dated February 6, 2002: options to purchase shares 478,469 shares of InkSure Delaware common stock at an exercise price of $0.966 per share, with an expiration date of February 6, 2009. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, these options to purchase shares of InkSure Delaware common stock were converted into options to purchase shares of our common stock.


Equity Transactions


      We consummated the following equity transactions, each exempt from the registration requirements under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:


* During 2001, InkSure Delaware issued 709,066 shares of its common stock for a purchase price of: (i) $7,000 in cash; (ii) 10% of the then-outstanding shares of InkSure Inc.; and (iii) 20% of the then-outstanding shares of InkSure RF Inc. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, the shares of InkSure Delaware common stock were converted into shares of our common stock.

* In January 2002, InkSure Delaware issued 356,630 shares of its common stock, for a purchase price of $250,000 in cash. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, the shares of InkSure Delaware common stock were converted into shares of our common stock.

* In February 2002, InkSure Delaware issued 142,653 shares of its common stock for a purchase price of $100,000. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, the shares of InkSure Delaware common stock were converted into shares of our common stock.

Sale of Series A Convertible Preferred Stock

      On March 4, 2002, InkSure Technologies Inc., a Delaware corporation, or InkSure Delaware, entered into a Stock Purchase Agreement with Supercom Ltd. and El-Ad Ink LLC. Pursuant to the Stock Purchase Agreement, Supercom Ltd. sold 1,141,553 shares of InkSure Delaware Series A Preferred Stock which it owned to El-Ad Ink LLC and InkSure Delaware issued 171,232 shares of Series A Preferred Stock to El-Ad Ink LLC. The Series A Preferred stock had a liquidation preference of $0.876 per share and was convertible into an aggregate of 1,498,613 shares of InkSure Delaware common stock, subject to adjustment under certain circumstances. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, all of the shares of InkSure Delaware Series A Preferred Stock converted into shares of our common stock and was subsequently exchanged for shares of our common stock.

Private Placement of Units

      In 2002, InkSure Delaware received gross proceeds of $6,700,000 in three tranches, with the third tranche closing on September 6, 2002, from the private sale to investors of 67 units, with each unit consisting of 62,112 shares of InkSure Delaware common stock and a five-year warrant to purchase 21,739 shares of InkSure Delaware common stock at a price of $2.17 per share. In the aggregate this represented a sale to the investors of 4,161,505 shares of common stock and warrants to purchase 1,456,526 shares of common stock, which at the time represented approximately 43% of InkSure Delaware's outstanding common stock on a fully diluted basis. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, all of the shares of InkSure Delaware common stock issued in the private placement were exchanged for shares of our common stock and all warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. Commonwealth Associates, L.P. acted as the placement agent in such private placement.

      We have agreed to prepare and file a registration statement with the Securities Exchange Commission no later than six months following the date of the closing of the merger of our wholly owned subsidiary with InkSure Delaware in order to register the InkSure Delaware common stock and the InkSure Delaware common stock underlying the warrants that were issued in the offering described above and subsequently converted into shares of our common stock and of our common stock underlying the warrants. The merger closed on October 28, 2002.

      In connection with the private placement, InkSure Delaware paid Commonwealth Associates, L.P., a registered broker-dealer, a $569,500 cash fee and issued three five-year warrants to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at a price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. In December 2002, Commonwealth distributed these warrants to certain of its employees and affiliates.

Warrants

      In connection with the private placement, InkSure Delaware issued an aggregate of 67 units to the investors in such private placement. Each unit consisted of shares of InkSure Delaware common stock and a five-year warrant to purchase 21,739 shares of InkSure Delaware common stock at a price of $2.17 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, all warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock.

      In connection with the private placement, InkSure Delaware issued Commonwealth Associates, L.P., a registered broker-dealer which acted as placement agent, three five-year warrants to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at a price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. In December 2002, Commonwealth distributed these warrants to certain of its employees and affiliates.

      In connection with an agreement between our wholly owned subsidiary, InkSure Inc., and Sharon Carr Associates, Ltd., Sharon Carr will receive a five-year warrant, exercisable at a price of $1.61 per share, to purchase up to an aggregate of 350,000 shares of our common stock. This warrant shall only be issued to the extent that Sharon Carr achieves certain sales targets as set forth in the agreement.

Item 6.    Management's Discussion and Analysis or Plan of Operation.
           ----------------------------------------------------------

      In this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," references to "we," "us," "our," and "ours" refer to InkSure Technologies, Inc. and its consolidated subsidiaries.

      The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

Overview

      On October 28, 2002, a wholly owned subsidiary of Lil Marc, Inc. merged with and into InkSure Technologies, Inc., a Delaware corporation ("InkSure Delaware") and InkSure Delaware became a wholly-owned subsidiary of Lil Marc in a transaction accounted for as a reverse acquisition of Lil Marc by InkSure Delaware. Prior to the reverse merger, Lil Marc was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of InkSure Delaware controlled the merged company and the principal shareholders of InkSure Delaware became principal shareholders of the merged company. Following the closing of the reverse merger, Lil Marc changed its name to InkSure Technologies Inc. As a result of the reverse merger transaction, InkSure Delaware changed its name to IST Operating Inc. and continued as an operating entity and as our wholly owned subsidiary, and the historical financial statements of InkSure Delaware replaced those of Lil Marc.

A.    RESULT OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes. The financial statements have been prepared in accordance with US Generally Accepted Accounting Principles, or GAAP.

      This discussion contains forward-looking statements that involve risks and uncertainties.

      Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

      The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

                                                 YEAR ENDED DECEMBER 31,

                                                2001                 2002
                                                ----                 ----

Sales                                            100%                 100%
Cost of sales                                      2                   15
                                                ----                 ----
Gross margin                                      98                   85

Operating expenses:
Research and development                          50                   30
Sales and marketing                               42                   61
General and administrative                        32                   18
                                                ----                 ----
Total operating expenses                         124                  109

Operating income (loss)                          (26)                 (24)
Financial income, net                              4                    1

                                                ----                 ----
Net Income (loss) from continued
  operations                                     (22)                 (23)
                                               =====                 ====

Critical Accounting Policies

      Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the Consolidated Financial Statements.

      Of these significant accounting policies, certain policies may be considered critical because they are most important to the portrayal of our financial condition and results, and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue recognition. Revenue from systems and products is recognized when title and risk of loss have transferred to the customer and all customer acceptance and other conditions, if any, have been satisfied, and when collection is reasonably assured. Revenue from technology transfer is recognized according to contract life. Sales to distributors do not include the right of return. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), as amended in June 2000, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 during the fourth quarter of 2000. The adoption did not have an effect on the consolidated results of operations or financial position.

      Revenues in respect of sales of raw materials, parts and supplies are recognized when the following criteria are met:

      1. Persuasive evidence of an arrangement exists;
      2. Delivery has occurred;
      3. The fee is fixed or determinable; and
      4. Collectibility is probable.

      Deferred revenues include amounts received from customers for which revenues have not been recognized.

      Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined by calculating raw materials, work in process and finished products using the "first in, first out" method.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

      Sales. Sales consist of gross sales of products less discounts and refunds, technology transfer and minimum application fees. Sales increased by $923,000, or 52%, to $2,693,000 in 2002 from $1,770,000 in 2001. This increase in total sales was primarily due to the implementation and the shipments under the transportation project in Turkey. Revenues from this agreement were $2,000,000 for the fiscal year ended December 31, 2002.

      Revenues from the agreement with Westvaco Brand Security were $580,000 for the fiscal year ended December 31, 2002 compared to $1,667,000 for the fiscal year ended December 31, 2001. The decreased revenue under this agreement in 2002 was a result of the new agreement that was signed at the beginning of the 2002 fiscal year.

      Cost of Sales. Cost of sales consists of materials, sub-contractors and compensation costs. Cost of sales increased by $359,000, or 735%, to $402,000 in 2002 from $43,000 in 2001. Cost of sales as a percentage of sales was 15% in 2002, compared with 2.4% in 2001. The low cost of sales in 2001 is mainly due to the fact that sales were based on technology transfer and minimum application fees rather than manufactured products.

      Research and Development Expenses. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $65,000, or 7%, to $809,000 in 2002 from $874,000 in 2001. This decrease was primarily a result of the exchange rate between the U.S. Dollar and the Israeli Shekel during 2002. We maintain our R&D center in Israel, so most of our expenses are based on the Israeli Shekel.

      Sales and Marketing Expenses. Sales and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Sales and marketing expenses increased by $890,000, or 118%, to $1,641,000 in 2002 from $751,000 in 2001. This increase was primarily a result of the international expansion of our sales and marketing activities in 2002. The result of this activity is a 52% increase in our sales in

2002 compared to its sales in 2001. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

      General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, office maintenance, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $85,000, or 15%, to $488,000 in 2002 from $573,000 in 2001. General and administrative expenses increased in the fourth quarter of 2002 due to the merger, primarily in connection with accounting expenses and costs associated with our acquisition of directors' and officers' insurance. We have succeeded in decreasing our general and administrative expenses during 2002 despite the increase in the fourth quarter due to the efficiency of its new management.

      Financial Income, Net. Financial income, net decreased by $45,000, or 63%, to $26,000 in 2002 from $71,000 in 2001. This decrease was due to the exchange rate between the U.S. Dollar and the Israeli Shekel. InkSure Ltd. received a loan from InkSure Delaware's former parent company, Supercom Ltd., which was linked to the Israeli Consumer Price Index and had an interest rate of 4%. In 2001, we recognized translation gain from this loan due to the rise in the U.S. Dollar. At the beginning of 2002, the loan was converted into a contribution to our capital.

      Net loss from Continued Operations. We had a net loss of $621,000 in 2002, compared with a net loss of $400,000 in 2001, which is an increase of $221,000, or 55%. The increase in net loss in 2002 in comparison with 2001 is attributable to the various influences described above, primarily to increase in sales and marketing expenses. We believe that the investment in sales and marketing will contribute to our short-term and long-term sales levels.

B.    LIQUIDITY AND CAPITAL RESOURCES

      We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $4,748,000 at December 31, 2002, and had a working capital (current assets less current liabilities) of approximately $4,460,000 at December 31, 2002.

      Capital expenditures were approximately $23,000 in 2002 and $129,000 in 2001. These expenditures were principally for machinery, computers and research and development equipment purchases. We do not have any material commitments for capital expenditures for the year ending December 31, 2003.

      At December 31, 2002, we had cash, cash equivalents and short term deposits of approximately $4,276,000 ($2,000 in 2001); $0 short-term bank credit ($410,000 in 2001) and a $0 in principal and interest outstanding under a long-term loan from a former related party ($1,730,000 in 2001). The differences from December 31, 2002 to December 31, 2001 in the three amounts stated above are due to amounts raised in the InkSure Delaware offering, the paying off of all short-term bank credit following the InkSure Delaware offering and the related party's cancellation of the loan following our payment of $200,000 to such related party, respectively.

      We generated negative cash flow from operating activities of approximately $976,000 during 2002 compared to $917,000 during 2001.

      In March 2002, InkSure Delaware entered into a letter of intent with Commonwealth Associates, L.P. to act as the placement agent in connection with proposed private placement of up to $7,500,000 (a minimum of $4,000,000) of financing. As of September 12, 2002, InkSure Delaware raised a gross amount of $6,700,000.

      We believe that cash generated from operations and cash from this funding will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the 2003 fiscal year. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

C.    RESEARCH AND DEVELOPMENT, PATENTS AND LICENSES

      We believe that our future success will depend upon our ability to enhance our existing products and systems and introduce new commercially viable products and systems addressing the demands of the evolving markets for brand and document protection. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in certain industry segments to identify market needs and define appropriate product specifications. Our employees also participate in industry forums in order to stay informed about the latest industry developments.

      Our research and development expenses were approximately $665,000 in 2000, $874,000 in 2001 and $809,000 in 2002. To date, all research and development expenses have been charged to operating expense as incurred.

       We currently hold six pending patents on its technologies.

D.    CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Our contractual obligations and commitments at December 31, 2002 principally include obligations associated with our future-operating lease obligations. Our total future obligation is $294,000 until 2008. See Note 7 to the Consolidated Financial Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

Item 7.    Financial Statements.

      The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On October 28, 2002, we decided to dismiss Berenson & Company LLP as our independent auditor and decided to engage Kost, Forer & Gabbay, a member of Ernst and Young Global, to audit our financial statements for the 2002 fiscal year. Kost, Forer & Gabbay had been the auditors of Inksure Delaware since its incorporation, and following the consummation of the merger, our management decided to continue to use Inksure Delaware's former independent auditors.

      The dismissal of Berenson & Company LLP was effective upon completion of its work related to our unaudited financial statements that were filed in connection with our Form 10-QSB for the third fiscal quarter that we filed with the Securities and Exchange Commission on November 14, 2002.

      The reports of Berenson & Company LLP on our financial statements for the years ended December 31, 2000 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit score or accounting principles.

      During our two most recent fiscal years ended December 31, 2002, we did not consult with Kost Forer & Gabbay regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information set forth under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 3, 2003 is hereby incorporated by reference.

Item 10.      Executive Compensation.

      The information set forth under the caption "Executive Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 3, 2003 is hereby incorporated by reference.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

      The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 3, 2003 is hereby incorporated by reference.

Item 12.      Certain Relationships and Related Transactions.

      The information set forth under the captions "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 3, 2003 is hereby incorporated by reference.

Item 13.       Exhibits and Reports on Form 8-K.

      (a)  Exhibits

Exhibit No.          Description
-----------          -----------

2.1 Agreement and Plan of Merger, dated July 5, among the Company, LILM Acquisition and InkSure Delaware. (Incorporated by reference to the Company's Information Statement on Schedule 14C, filed with the Commission on October 8, 2002.)
3.1 Certificate of Change in Number of Authorized Shares of Class and Series of the Company. (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on November 8, 2002.)
3.2 Certificate of Amendment of Articles of Incorporation of the Company. (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on November 8, 2002.)
3.3 Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-SB, filed with the Commission on June 10, 1998.)
3.4 Amendment to By-Laws of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.)
3.5 By-Laws of the Company. (Incorporated by reference to the Company's Form 10-SB, filed with the Commission on June 10, 1998.)
10.1                 2002 Employee, Director and Consultant Stock Option Plan.
                     (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.
10.2 Employment Agreement, dated as of February 6, 2002, by and between the Company and Elie Housman. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.)
16.1 Letter from Berenson & Company, LLP. (Incorporated by reference to the Company's Periodic Report on Form 8-K, filed with the Commission on November 25, 2002.)
21.1 Subsidiaries of the Registrant. (Attached as an exhibit to this Form 10-KSB.)
99.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Attached as an exhibit to this Form 10-KSB.)

      (b)  Reports on Form 8-K

      During the fourth quarter of the fiscal year ended December 31, 2002, we filed the following reports on Form 8-K with the Securities Exchange Commission.

      We filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 8, 2002. The Current Report was filed in connection with
(i) the merger of our wholly owned subsidiary with and into InkSure Technologies Inc., a Delaware Corporation; (ii) the amendment of our Articles of Incorporation to increase the number of authorized shares and change its corporate purpose; (iii) disclose the resignation of our officers and directors and their replacements.

      We filed a Current Report on form 8-K with the Securities and Exchange Commission on November 25, 2002. The Current Report was filed in connection with our decision to dismiss Berenson & Company LLP as our independent auditor and engage Kost, Forer & Gabbay, a member of Ernst and Young Global, to audit our financial statements for the 2002 fiscal year. The reports of Berenson & Company LLP on our financial statements for the years ended December 31, 2000 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit score or accounting principles.

Item 14.       Controls and Procedures.

      We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our chief executive officer and chief financial officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                 FINANCIAL PAGES


                                                                  DRAFT: 25.3.03





               INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)
                              AND ITS SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2002


                                 IN U.S. DOLLARS




                                      INDEX




                                                                        Page
                                                                   ------------

Report of Independent Auditors                                          F-2

Consolidated Balance Sheets                                           F-3 - 4

Consolidated Statements of Operations                                   F-5

Statements of Changes in Shareholders' Equity (Deficiency)              F-6

Consolidated Statements of Cash Flows                                 F-7 - 8

Notes to Consolidated Financial Statements                            F-9 - 28




                             - - - - - - - - - - -

[LOGO]




                         REPORT OF INDEPENDENT AUDITORS

                             To the Shareholders of

               INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)




      We have audited the accompanying consolidated balance sheets of InkSure Technologies Inc. (formerly: Lil Marc Inc.) and its subsidiaries ("the Company") and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations, and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.





Tel Aviv, Israel                                      KOST, FORER & GABBAY
March 24, 2003                                  A Member of Ernst & Young Global

                             INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)
                                                            AND ITS SUBSIDIARIES

                         (i) CONSOLIDATED BALANCE SHEETS
                         --------------------------------
U.S. dollars in thousands


                                                                   December 31,
                                                                 ---------------
                                                                  2002     2001
                                                                 ------   ------
    ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                      $  213   $    2
  Short-term deposits                                             4,063       --
  Trade receivables                                                 730      312
  Other accounts receivable and prepaid expenses (Note 3)           226      208
  Inventories (Note 4)                                               88      213
                                                                 ------   ------

Total current assets                                              5,320      735
                                                                 ------   ------


SEVERANCE PAY FUND                                                   71       68
                                                                 ------   ------

PROPERTY AND EQUIPMENT, NET (Note 5)                                356      399
                                                                 ------   ------

TECHNOLOGY (Note 6)                                                 147      219
                                                                 ------   ------

GOODWILL (Note 1c)                                                  271      271
                                                                 ------   ------

Total assets                                                     $6,165   $1,692
                                                                 ======   ======




The accompanying notes are an integral part of the consolidated financial statements.

                             INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)
                                                            AND ITS SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)


                                                                                            December 31,
                                                                                         ------------------
                                                                                          2002       2001
                                                                                         -------    -------
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Short-term bank credit                                                                 $  --      $   410
  Trade payables                                                                             470        326
  Employees and payroll accruals                                                             110        192
  Accrued expenses and other liabilities (Note 7)                                            280        515
                                                                                         -------    -------

Total current liabilities                                                                    860      1,443
                                                                                         -------    -------

LONG-TERM LIABILITIES:
  Long-term loan from related party                                                         --        1,730
  Accrued severance pay                                                                       75         85
                                                                                         -------    -------

Total long-term liabilities                                                                   75      1,815
                                                                                         -------    -------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Stock capital (Note 9):
    Common stock of $ 0.01 par value -
       Authorized: 45,000,000 and 10,000,000 stocks as of December 31, 2002 and 2001, respectively; Issued and outstanding: 11,982,166 stocks as of December 31, 2002
       and 5,709,066 as of December 31, 2001                                                 119         57
  Receipts on account of stocks                                                             --          250
  Additional paid-in capital                                                               9,741      1,997
  Deferred stock compensation                                                               --          (61)
  Accumulated other comprehensive income                                                     118        118
  Accumulated deficit                                                                     (4,748)    (3,927)
                                                                                         -------    -------

Total stockholders' equity (deficiency)                                                    5,230     (1,566)
                                                                                         -------    -------

                                                                                         $ 6,165    $ 1,692
                                                                                         =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

                             INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)
                                                            AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


                                                                                            Year ended
                                                                                           December 31,
                                                                             -----------------------------------------
                                                                                2002           2001           2000
                                                                             -----------    -----------    -----------

Revenues (Note 13)                                                           $     2,693    $     1,770    $       139
Cost of revenues                                                                     402             43           --
                                                                             -----------    -----------    -----------

Gross profit                                                                       2,291          1,727            139
                                                                             -----------    -----------    -----------

Operating expenses:
  Research and development                                                           809            874            665
  Selling and marketing, net                                                       1,641            751            764
  General and administrative                                                         488            573            434
                                                                             -----------    -----------    -----------

Total operating expenses                                                           2,938          2,198          1,863
                                                                             -----------    -----------    -----------

Operating loss                                                                       647            471          1,724
Financial expenses (income), net (Note 11)                                           (26)           (71)           141
                                                                             -----------    -----------    -----------

Net loss from continuing operations                                                  621            400          1,865
Loss from discontinued operations (Note 12)                                         --              300            216
                                                                             -----------    -----------    -----------

Net loss                                                                             621            700          2,081
Redeemable Preferred A shares deemed dividend (Note 9b)                              200           --             --
                                                                             -----------    -----------    -----------

Net loss applicable to Common stockholders                                   $       821    $       700    $     2,081
                                                                             ===========    ===========    ===========

Basic and diluted loss from continuing operation                                   (0.08)         (0.08)         (0.37)
                                                                             ===========    ===========    ===========

Basic and diluted loss from discontinued operation per share                        --            (0.06)         (0.04)
                                                                             ===========    ===========    ===========

Basic and diluted net loss per share                                         $     (0.08)   $     (0.14)   $     (0.42)
                                                                             ===========    ===========    ===========

Weighted average number of Common shares used in computing basic and
  diluted net loss per share                                                   7,921,971      5,061,058      5,000,000
                                                                             ===========    ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

                             INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)
                                                            AND ITS SUBSIDIARIES



STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
U.S. dollars in thousands



                                                                                           Accumulated                   Total
                                                      Receipts   Additional   Deferred        other                   shareholders'
                                           Share     on account   paid-in       stock     comprehensive  Accumulated     equity
                                          capital    of shares    capital    compensation     income       deficit    (deficiency)
                                          -------     -------     -------      -------       -------       -------       -------
Balance as of January 1,2000              $    -*)      $  --     $  --        $  --         $   118       $(1,146)      $(1,028)
  Issuance of Common stock                     50          --        --           --            --            --              50
  Net loss                                     --          --        --           --            --          (2,081)       (2,081)
                                          -------     -------     -------      -------       -------       -------       -------
Balance as of December 31, 2000                50        --          --           --             118        (3,227)       (3,059)
  Issuance of Common stock in respect
    of acquisition of minority
    interests in subsidiaries                   7        --           490         --            --            --             497
  Deferred stock compensation                --          --            61          (61)         --            --            --
  Receipts on account of shares              --           250        --           --            --            --             250

  Capital surplus in respect of
    transactions between the InkSure
    Delaware and Supercom Ltd.               --          --         1,446         --            --            --           1,446
  Net loss                                   --          --          --           --            --            (700)         (700)
                                          -------     -------     -------      -------       -------       -------       -------
Balance as of December 31, 2001                57         250       1,997          (61)          118        (3,927)       (1,566)
  Issuance of  Common stock and
  warrants, net                                48        (250)      5,972         --            --            --           5,770

  Issuance of Common stock due to the
    revenue acquisition, net                   14        --           153         --            --            --             167
  Capital surplus in respect of
    transaction between InkSure
    Delaware and Supercom Ltd.               --          --         1,480         --            --            --           1,480
  Reversal of deferred compensation due
    to forfeiture of stock options to
    employees                                --          --           (61)          61          --            --            --
  Deemed dividend upon conversion of
    Common stock to Redeemable
    Preferred A shares (Note 9b)             --          --           200         --            --            (200)         --
  Net loss                                   --          --          --           --            --            (621)         (621)
                                          -------     -------     -------      -------       -------       -------       -------
Balance as of December 31, 2002           $   119     $  --       $ 9,741      $  --         $   118       $(4,748)      $ 5,230
                                          =======     =======     =======      =======       =======       =======       =======


*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

                             INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)
                                                            AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                      Year ended
                                                                                       December 31,
                                                                         ---------------------------------------
                                                                           2002           2001            2000
                                                                         -------         -------         -------
Cash flows from operating activities:
  Net loss                                                               $  (621)        $  (700)        $(2,081)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                            147              42              17
    Accrued severance pay, net                                               (13)             11               3
    Increase in trade receivables                                           (418)           (312)           --
    Increase in other accounts receivable and prepaid expenses               (18)           (164)            (34)
    Decrease (increase) in inventories                                       125            (213)           --
    Increase in trade payables                                               144             177             102
    Increase (decrease) in employees and payroll accruals                    (82)             75              88
    Increase (decrease) in accrued expenses and other liabilities           (235)           (133)            637
    Accumulated interest on short-term deposits                              (63)           --              --
    Cash contributed to discontinued operations                             --               300              (2)
                                                                         -------         -------         -------

Net cash used in operating activities                                     (1,034)           (917)         (1,270)
                                                                         -------         -------         -------

Cash flows from investing activities:
  Purchase of property and equipment                                         (32)           (129)            (81)
  Investment in short-term deposits                                       (4,000)           --              --
                                                                         -------         -------         -------

Net cash used in investing activities                                     (4,032)           (129)            (81)
                                                                         -------         -------         -------

Cash flows from financing activities:
  Short-term bank credit, net                                               (410)            410             (36)
  Proceeds from long-term loans from related party                          --               225           1,325
  Proceeds from issuance of  Common stock and warrants, net                5,770               7            --
  Receipts on account of stocks                                             --               250            --
  Principal payment of long-term loan from related party                    (250)           --              --
  Cash received in conjunction with reverse acquisition                      167            --              --
                                                                         -------         -------         -------

Net cash provided by financing activities                                  5,277             892           1,289
                                                                         -------         -------         -------

Net cash from discontinued operations                                       --              --               218
                                                                         -------         -------         -------

Increase (decrease) in cash and cash equivalents                             211            (154)            156
Cash and cash equivalents at the beginning of the year                         2             156            --
                                                                         -------         -------         -------

Cash and cash equivalents at the end of the year                         $   213         $     2         $   156
                                                                         =======         =======         =======



The accompanying notes are an integral part of the consolidated financial statements

                             INKSURE TECHNOLOGIES INC. (Formerly: Lil Marc Inc.)
                                                            AND ITS SUBSIDIARIES



(ii) CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(iii) U.S. dollars in thousands


                                                                                           Year ended
                                                                                          December 31,
                                                                               -----------------------------------
                                                                                  2002          2001       2000
                                                                               ----------   ----------   ---------

Non-cash transactions:
Issuance of stocks                                                             $     --     $     --     $      50
                                                                               ==========   ==========   =========
Capital surplus in respect of transactions between InkSure Delaware and        $     --     $      446   $      --
   Supercom Ltd.
                                                                               ==========   ==========   =========
Waiver of Company's long-term loan to related party in respect of
   transaction between InkSure Delaware and Supercom Ltd.                      $    1,480   $     --     $      --
                                                                               ==========   ==========   =========

Redeemable Preferred A stocks deemed dividend                                  $      200   $     --     $      --
                                                                               ==========   ==========   =========

Supplemental disclosure of cash flows information:
 Cash paid during the year for:
Interest                                                                       $       26   $       25   $       4
                                                                               ==========   ==========   =========

Fair value of assets acquired in step acquisition:
Goodwill                                                                       $     --     $      271   $      --
Technology                                                                           --            219          --
                                                                               ----------   ----------   ---------

Acquired by issuance of shares                                                 $     --     $      490   $      --
                                                                               ==========   ==========   =========




The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:-      GENERAL

              a.     InkSure Technologies Inc. and its subsidiaries (formerly:
                     Lil Marc. Inc.) ("the Company") was incorporated under the laws of the state of Nevada on April 22, 1997. The Company develops advanced authentication solutions for printed documents and brands. Its proprietary technology enables the embedding of anti-counterfeiting "signature" within all ink-based products and labels for covert protection.

                     The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; InkSure RF Inc., a Delaware corporation incorporated in March 2000; and InkSure Ltd., which was incorporated in December 1995 under the laws of Israel. (as of December 31, 2002 Inksure RF Inc. is inactive)

              b. According to the agreement between LILM (a subsidiary of Lil Marc Inc.) and InkSure Technologies Inc ("InkSure Delaware")., Lil Marc inc., a public shell, issue 10,541,086 Common stock to the former holders of equity interest in InkSure Delaware. As a result of this transaction, the shareholders of InkSure Delaware own approximately 88% of the combined company, while the shareholders of Lil Marc own approximately 12%.

                     The merger was accounted for as a reverse acquisition of Lil Marc by InkSure Delaware. Although Lil Marc is the surviving legal entity, for financial reporting purposes, the entity whose stockholders hold in excess of 50% of the combined company, InkSure Delaware, is treated as the continuing accounting entity. The reverse acquisition is treated as a capital stock transaction in which InkSure Delaware is deemed to have issued the Common stock held by the Lil Marc stockholders for the net assets (comprised of cash only) of Lil Marc.

                     Upon consummation of the merger, the Company's board of directors and management resigned and were replaced by InkSure Delaware's board of directors and management, and the Company began to carry on InkSure Delaware's business activities.

                     On October 28, 2002, as part of the Company's amendment of its Articles of Incorporation, the Company changed its name from Lil Marc Inc. to InkSure Technologies Inc.

                     As of October 30, 2002, the OTC Bulletin Board stock symbol of the Company's Common stock was changed from LILM to INKS.

              c. On November 2001, InkSure Delware issued 709,066 stocks in consideration for $ 7 in cash, 10% of the stocks of InkSure Inc. and 20% of the stocks of InkSure RF Inc. (resulting in the Company holding 100% of both subsidiaries).

                     Since the exchange was completed after June 30, 2001, it is subject to the accounting under Statement of Financial Accounting Standard No. 141, "Business Combination" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that resulting goodwill will not be amortized, but reviewed annually for impairment. The exchange has been accounted for using the purchase method of accounting. The total purchase price was approximately $ 497. The purchase price was allocated to technology, with the excess of the purchase price over the fair value of indentifiable assets allocated to goodwill.

                     The allocation of the purchase price was as follows:

                      Intangible assets:
                        Goodwill                  $      271
                        Technology                       219
                                                 -----------

                                                  $      490
                                                 ===========

              d. Genodus Inc. was established in April 2000 in the United States as a subsidiary of the Company.

                     Genodus Ltd. was established in 1999 by Supercom Ltd. (a controlling stockholder of InkSure Delaware until June
                     2002). In April 2000, Supercom Ltd. sold Genodus Ltd. to Genodus Inc., in consideration of $ 10.

                     During June 2001, Inksure Delaware sold Genodus Inc. to Supercom Ltd. in consideration of $ 10.

                     The spin-off transaction resulted in a change in the reporting entity, and the Company restated its historical financial statements, in order to reflect financial information for all periods, for the new reporting entity, as if the Company had not invested in the subsidiary, in accordance with paragraph 34 of Accounting Principles Board ("APB") Opinion No. 20 "Accounting changes" ("APB 20"). The effect of the spin-off transaction resulted a decrease in net loss of $ 1,198 and $ 1,227 for the years ended December 31, 2001 and 2000, respectively.

              e. Concentration of credit risk that may have a significant impact on the Company:

                     The Company derived 95% of its revenues in 2002 from two customers (see Note 13).


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

              The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

              a.     Use of estimates:

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                      F-11

              b.     Financial statements in U.S. dollars:

                     A majority of the subsidiaries' sales is made in U.S. dollars ("the dollar" or "dollars"). In addition, a substantial portion of the subsidiaries' costs is incurred in dollars. Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

                     Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement No. 52 of the Financial Accounting Standards Board No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

                     Through 1999, the financial statements of InkSure Ltd., whose functional currency was not the new Israeli shekels ("NIS"), have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the year. The resulting translation adjustments were reported as a component of shareholders' equity in accumulated other comprehensive income. Effective January 1, 2000, due to a change in its business environment the subsidiary adopted the U.S. dollar as its functional currency.

              c.     Principles of consolidation:

                     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

              d.     Cash equivalents:

                     The Company considers highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

              e.     Short-term deposits:

                     Short-term bank deposits are deposited with maturities of more than three months but less than one year. Short-term deposits are in U.S. dollars and bear an average annual interest of 2.4%. Short-term deposits are presented at their cost, including accrued interest.

              f.     Inventories:

                     Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. Cost is determined as follows:

                     Raw materials, parts and supplies - using the "first-in, first-out" method.

                     Finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

              g.     Property and equipment, net:

                     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:

                                                                        %
                                                            --------------------------
                      Computers and peripheral equipment             20 - 33
                      Office furniture and equipment                  6 - 20
                      Leasehold improvements                over the term of the lease

                     The Company's property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2002, no impairment losses were recognized.

              h.     Goodwill:

                     Goodwill represents excess of the costs over the net assets of businesses acquired. Under SFAS No. 142 goodwill acquired in a business combination for which date is on or after July 1, 2001, shall not be amortized.

                     "Goodwill represents excess of the costs over the net assets of businesses acquired. Under Statement of Financial Accounting Standard No.142, "Goodwill and Other Intangible Assets" ("SFAS No, 142") goodwill acquired in a business combination for which date is on or after July 1, 2001, shall not be amortized.

                     SFAS No.142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill attributable to each of the reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. The Company expects to perform the impairment tests during the fourth fiscal quarter."

              i.     Other intangible assets:

                     Intangible assets acquired in a business combination for which date is on or after July 1, 2001, should be amortized over their useful life using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. Technology is amortized over a period of 3 years.

              j.     Severance pay:

                     The liability of the Israeli subsidiary for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. (The Company records as expenses the net increase in its funded or unfunded severance liability.) Employees are entitled to one month salary for each year of employment, or a portion thereof. The subsidiaries' liability is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. (Deposits with severance pay funds and insurance policies are under the control of the Company.) The value of these policies was recorded as an asset in the Company's balance sheet.

                     The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

                     Severance expenses for the years ended December 31, 2002, 2001 and 2000, amounted to $ 49, $ 41 and $ 26, respectively.

              k.     Revenue recognition:

                     InkSure Delaware derives revenues form selling of security inks and readers through a combination of its own sales personnel, strategic alliances and licenses with intermediaries.

                     Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"), when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. When a right of return exists, the Company defers revenues until the right of return expires. The Company does not grant a right of return to its customers. Except as described below, all of the Company's revenues were derived from sales of products.

                     The Company signed its first contract in the third quarter of 2000. Under this agreement, the customer will have the right to market the Company's products worldwide in packaging until the end of 2003. This contract represents a potential $ 14,000 revenue for the Company over three years. According to the agreement, the Company granted to the customer the exclusive right and an exclusive license to market and use its technology. The customer paid $ 1,250 non-refundable, non-allocable fixed amount to the Company for the technology transfer. The customer will also pay minimum application fees on first level products of $ 1,250 for the first full calendar year (this amount was paid during 2001 and 2002), $ 4,500 for the second calendar year and $ 7,000 for the third calendar year of the agreement. For each calendar year after the third, the minimum application fees shall be 125% of the minimum application fees for the immediate prior calendar year.

                     In the event that the aggregate payments made in respect of the actual application fees on the first level products for any calendar quarter exceeds the minimum application fee for such calendar quarter and the customer has made a differential payment during the calendar year in which such calendar quarter falls, the customer shall be entitled to offset such differential payment against application fee payment on sale of first level products otherwise due under this paragraph during the same calendar year.

                     The customer may terminate this agreement at any time after January 1, 2001 effective 90 days after giving notice to the Company, provided that termination under this section shall not relive the customer of any obligation under the above two paragraphs to make payments for the entire calendar year in which such termination becomes effective, but the customer shall have no further obligation to pay any minimum application fees for any subsequent calendar year.

                     On January 1, 2002, the abovementioned contract was terminated and a new contract was signed between the parties. Under the new contract, the Company granted the customer an exclusive license to market and use its technology for applications in consideration of $ 250 for one year

                     The Company recognized in respect of this contract, due to the technology transfer, $ 139, $ 417 and $ 580 for the years ended December 31, 2000, 2001 and 2002, respectively. The Company also recognized in respect of this contract, due to the minimum application fees on first-level products for the first full calendar year, $ 1,250 for the year ended December 31, 2001.

                     Company's revenues in 2002 were generated by 64%, 23% and 13% sales of ink, license and readers, respectively.

              l.     Warranty:

                     The Company provides a warranty for its authentication systems. The term of the warranty is the earlier of:

                     (a) one year from the day system is installed or

                     (b) fifteen months from the date of delivery of the system.

                     As of the balance sheet date, the Company did not receive any warranty claims and does not expect to receive any material warranty claims in the future. Therefore, the Company did not record a liability in respect of the warranty.

              m.     Research and development costs:

                     Research and development costs are charged to the statement of operations, as incurred.

              n.     Sales and marketing costs:

                     The Company has received non-royalty-bearing grants from the Fund for Encouragement of Marketing Activity. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a deduction of sales and marketing expenses.

              o.     Basic and diluted net loss per share:

                     Basic net loss per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Ordinary shares outstanding during the year, in accordance with FASB Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

                     All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per Common stock because all such securities are anti-dilutive for the periods presented.

              p.     Income taxes:

                     The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

              q.     Concentrations of credit risk:

                     Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term deposits and trade receivables.

                     Cash and cash equivalents, and short-term deposits are invested in major banks in Israel and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments.

                     The trade receivables of the Company and its subsidiaries are mainly derived from sales to customers located primarily in Turkey and United States. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. The Company did not provide an allowance for doubtful accounts. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

                     The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

              r.     Fair value of financial instruments:

                     The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

                     The carrying amounts of cash and cash equivalents, short-term deposits, trade receivables, other accounts receivable and trade payables and other accounts payable approximate their fair value due to the short-term maturity of such instruments.

              s.     Accounting for stock-based compensation:

                     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

                     Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001: risk-free interest rate of 1.5% and 2% for 2002 and 2001, respectively, with a dividend yields of 0% for each year, volatility factors of the expected market price of the Company's Common stock of 0.5, and a weighted-average expected life of the options of 4.2.


                     Pro forma information under SFAS 123:

                                                                                                 Year ended
                                                                                                December 31,
                                                                                      ---------------------------------
                                                                                           2002              2001
                                                                                      ---------------  ----------------

                      Net loss as reported                                             $        (621)   $         (700)
                                                                                      ===============  ================
                      Total stock-based compensation determined under fair value
                        based method for all awards                                    $        (164)   $          (12)
                                                                                      ===============  ================

                      Pro forma net loss                                               $        (785)   $         (712)
                                                                                      ===============  ================

                      Earnings per share:

                        Basic and diluted as reported                                  $        (0.08) $         (0.14)
                                                                                      ===============  ================

                        Basic and diluted pro-forma                                    $        (0.1)  $         (0.14)
                                                                                      ===============  ================

                     Proforma information for the year ended December 31, 2000 is not presented since no options were outstanding in that year.

                     The Company applies SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", with respect to options issued to non-employees. SFAS No.123 requires use of an option valuation model to measure the fair value of the options on the date of grant.

              t.     Impact of recently issued accounting standards:

                     In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issue regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

                     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The Company does not expect the adoption of FIN No. 45, to have a material impact on its results of operations of financial position.

                     In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria:

                     (1) the delivered item has value to the customer on a
                         standalone basis;

                     (2) there is objective and reliable evidence of the fair
                         value of undelivered items; and

                     (3) delivery of any undelivered item is probable.

                     Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.

                     The Company currently evaluates the possible impact of this standard on its financial position and results of operations and expects that the adoption of this standard will have a significant effect on its revenue recognition policy.


NOTE 3: -     OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                            December 31,
                                                    ---------------------------
                                                         2002          2001
                                                    -----------   -------------

                Government authorities               $       34    $         38
                Prepaid expenses and other                  192             170
                                                    -----------   -------------

                                                     $      226    $        208
                                                    ===========   =============

(iv) NOTE 4:-INVENTORIES
                                                              December 31,
                                                       -----------------------
                                                           2002         2001
                                                       -----------   ---------

                Raw materials                          $       55   $       89
                Finished products                              33          124
                                                       ----------   ----------

                                                       $       88   $      213
                                                       ==========   ==========


NOTE 5:-      PROPERTY AND EQUIPMENT

                Cost:
                  Computers and peripheral equipment   $      296   $      266
                  Office furniture and equipment               98           96
                  Leasehold improvements                      114          114
                                                       ----------   ----------

                                                              508          476
                                                       ----------   ----------
                Accumulated depreciation:
                  Computers and peripheral equipment          124           68
                  Office furniture and equipment               16            8
                  Leasehold improvements                       12            1
                                                       ----------   ----------

                                                              152           77
                                                       ----------   ----------

                Depreciated cost                       $      356   $      399
                                                       ==========   ==========

              Depreciation expenses for the years ended December 31, 2002 and 2001, amounted to $ 75 and $ 42, respectively.

NOTE 6:-      TECHNOLOGY
                                                               December 31,
                                                      -------------------------
                                                          2002         2001
                                                      -----------   -----------
                Original amounts:
                  Technology                           $      219   $       219
                  Less - accumulated depreciation              72             -
                                                      -----------   -----------
                                                       $      147   $       219
                                                      ===========   ===========

                Established technology related to the purchase of 10% of the shares of InkSure Inc. and 20% of the shares of InkSure RF Inc.


NOTE 7:-      ACCRUED EXPENSES AND OTHER LIABILITIES

                Deferred revenues                      $        -    $      319
                Accrued expenses                              280           196
                                                       ----------    ----------
                                                       ----------    ----------

                                                       $      280    $      515
                                                       ==========    ==========

NOTE 8:-      COMMITMENTS AND CONTINGENT LIABILITIES

              a.     Lease commitments:

                     The Company and its subsidiaries rent their facilities under various operating lease agreements, which expire on various dates, the latest of which is in 2008. The minimum rental payments under non-cancelable operating leases are as follows:


                                                Year ended
                                               December 31,
                                               ------------

                      2003                          $  92
                      2004                             69
                      2005                             43
                      2006                             43
                      2007 and thereafter              47
                                                  -------
                                                    $ 294
                                                  =======

                     Total rent expenses for the years ended December 31, 2002, 2001 and 2000, were approximately $ 72, $ 70 and $ 60, respectively.

              b.     Charges and guarantees:

                     The Company obtained bank guarantees in the amount of $ 34, to secure its lease commitment.

              c.     Litigation:

                     1) On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel-Aviv-Jaffa against Supercom (InkSure Delaware, former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secrets and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. The Company's legal counsel and management are of the opinion that, based on the facts provided by Supercom and InkSure Ltd., the prospects are favorable that the court will not grant the permanent injunction or award damages of a substantial amount in connection with the litigation.

                     2) The Company is disputing the valid issuance of an option to purchase 300,480 shares of InkSure Delaware Common stock that was issued prior to the reverse acquisition. If the Company's position in this dispute does not prevail it would be forced to accept the validity of the issuance of this option and convert it into an option to purchase shares of our Common stock.

NOTE 9:-      SHARE CAPITAL

              a.     Stockholders' rights:

                     The Common stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

              b.     Private placements:

                     During November 2001, InkSure Delaware issued 709,066 shares in consideration of $ 7 in cash, 10% of the shares of InkSure Inc. and 20% of the shares of InkSure RF Inc. (see Note 1c).

                     In January 2002, InkSure Delaware issued 356,630 shares of Common stock, in consideration of $ 250, which were invested by a private investor during 2001.

                     In February 2002, InkSure Delaware issued 142,653 shares of Common stock in return for an amount of $ 100 invested in InkSure Delaware by a private investor.

                     In March 2002, the Company converted 1,141,553 shares of Common stock held by Supercom Ltd. into 1,141,553 Redeemable Preferred A shares. Those shares were sold to EL-AD Inc. LLC (a privately held investment company). In addition, InkSure Delaware issued 171,232 Redeemable Preferred A shares to El-AD Inc. LLC, in consideration for $ 150. The Company recorded a deemed dividend in the amount of $ 200, which was calculated as the difference between the fair value of the Redeemable Preferred A shares and the fair value of the Common stock at the date of conversion. The deemed dividend was recognized as a charge to paid-in capital against net loss applicable to Ordinary shareholders, without any effect on total shareholders' equity (deficiency). During July 2002, all Redeemable Preferred A shares were converted on a one-to-one basis into Common stock.

                     On July 8, 2002, InkSure Delaware closed the first round of its private placement of 2,531,065 shares of Common stock and of 885,865 five-year warrants to purchase Common stock at an exercise price of $ 2.17 per share, and raised gross proceeds of $ 4,075.

                     On July 31, 2002, InkSure Delaware closed the second round of its private placement of 1,319,880 shares of Common stock and of 461,966 five-year warrants to purchase Common stock at an exercise price of $ 2.17 per share, and raised gross proceeds of $ 2,125.

                     On September 6, 2002, InkSure Delaware closed the third round of its private placement of 310,560 Common stock and of 108,695 five-year warrants to purchase Common stock at an exercise price of $ 2.17 per stock, and raised gross proceeds of $ 500.

                     In connection with the placement, Commonwealth Associated L.P., the exclusive Placement Agent in the Offering received a commission equal to 8.5% of the aggregate gross proceeds. In addition, InkSure Delaware issued to Commonwealth Associates L.P., five-year warrants to purchase Common stock equal to 10% of the total number of Common stock and warrants sold in the placement. Commonwealth Associates L.P., received 550,933 warrants at an exercise price of $ 1.61 per share.

              c.     Stock options:

                     On August 24, 2001, the Board of Directors of InkSure Delaware adopted the 2001 Employee Stock Option Plan (the "Option Plan"). Under the Option Plan 600,000 shares have been reserved for issuance upon the exercise of options granted thereafter. The Option Plan will remain in effect until August 24, 2007.

                     According to the Merger agreement and according to the approval of the board of directors of InkSure Technologies Inc., all outstanding option agreements (as mentioned above) have been replaced with new options agreements in accordance with the Company's 2002 stock option plan.

                     The terms and conditions of the 2002 plan relating to vesting periods and exercise prices are the same as in the 2001 stock option plan.

                     Under the 2002 plan, up to 3,500,000 options may be granted to officers, directors, employees and consultants of the Company or its subsidiaries.

                     The options vest ratably over a period of up to four years, commencing with the date of grant. The options generally expire no later than five years from the date of grant. Any options, which are forfeited or cancelled before expiration, become available for future grants.

                     A summary of the Company's stock option activity, and related information is as follows:

                                                                                  Year ended December 31
                                                                -----------------------------------------------------------
                                                                            2002                          2001
                                                                ----------------------------- -----------------------------
                                                                                  Weighted                      Weighted
                                                                                  average                       average
                                                                  Number of       exercise      Number of       exercise
                                                                   options         price         options         price
                                                                -------------- -------------- -------------- --------------

                      Outstanding at beginning of year            469,830       $     0.623          -        $        -
                        Granted                                   733,706       $     1.032    469,830        $     0.62
                        Forfeited                                 340,280       $     0.535                   $        -
                                                                  -------       -----------    -------        ----------

                      Outstanding at end of year                  863,256       $      1.00    469,830        $     0.62
                                                                  =======       ==========     =======        ==========

                      Exercisable at end of year                  555,777       $      0.95          -        $        -
                                                                  =======       ===========    =======        ==========



                     The options outstanding as of December 31, 2002, have been separated into ranges of exercise price as follows:

                                                                                                           Weighted
                                           Options         Weighted                      Options           average
                                         outstanding       average        Weighted      exercisable        exercise
                                            as of         remaining        average         as of           price of
                                        December 31,     contractual      exercise      December 31,       options
                      Exercise price        2002         life (years)       price           2002         exercisable
                     ----------------  --------------- ---------------- ------------- ---------------- ----------------
                        $ 0.8-0.97      711,614         4.07             $     0.91     545,447         $     0.95
                         $ 1-1.2         51,642         4.28             $     1.12      10,330         $     1.12
                          $ 1.61        100,000         4.68             $     1.61         -           $        -
                                       --------                                         -------
                                        863,256                          $     1.00     555,777         $     0.95
                                       ========                          ==========     =======         ==========

                     Weighted-average fair values of options granted during 2002 whose exercise price is higher than the fair value of the stock on the date of grant, were $ 0.7.

                     No compensation expenses were recognized by the Company for the years ended December 31, 2000, 2001 and 2002.

                     All options were granted with exercise price equal to the fair value of the stock on the date of grant.

NOTE 10:-     TAXES ON INCOME

              a. Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

                     The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

                     Israeli tax reform:

                     On January 1, 2003, a comprehensive tax reform took effect in Israel. Pursuant to the reform, resident companies are subject to Israeli tax on income accrued or derived in Israel or abroad. In addition, the concept of "controlled foreign corporation" was introduced, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary if the subsidiary's primary source of income is passive income (such as interest, dividends, royalties, rental income or capital gains). The tax reform also substantially changed the system of taxation of capital gains.

              b. Deferred income taxes:

                     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's and its subsidiaries' deferred tax assets are as follows:


                                                                                            December 31,
                                                                          ------------------------------------------------
                                                                                2002             2001            2000
                                                                          ----------------  --------------   -------------

                     Operating loss carryforward                            $   1,426         $     390        $     644
                     Reserves and allowances                                       17                24               16
                                                                           ---------------   -------------    ------------

                     Net deferred tax asset before valuation
                     allowance                                                  1,443               414              660
                     Valuation allowance                                       (1,443)             (414)            (660)
                                                                           ---------------   -------------    ------------

                     Net deferred tax asset                                 $      --        $       --       $       --
                                                                           ===============   =============    ============

                     As of December 31, 2002, the Company and its subsidiaries have provided valuation allowances of $ 1,443, in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The increase (decrease) in the valuation allowance for the years ended December 31, 2002 and 2001 was $ 1,029, ($ 246), respectively.

                     Income (loss) before taxes is comprised as follows:

                                                 December 31,
                                       --------------------------------
                                            2002               2001
                                       ------------       -------------

                     Domestic            $    1,341       $       757
                     Foreign                 (1,962)           (1,557)
                                       --------------     -----------


                                         $     (621)      $      (700)
                                       ============       ===========

              c.     Net operating losses carryforwards:

                     InkSure Delware has accumulated losses for tax purposes as of December 31, 2002, in the amount of approximately $ 1,380, which may be carried forward and offset against taxable income in the future, expiring in 2020.

                     InkSure Ltd., a subsidiary of InkSure Inc. (a subsidiary of the Company) in Israel, has accumulated losses for tax purposes as of December 31, 2002, in the amount of approximately $ 2,166, which may be carried forward and offset against taxable income in the future, for an indefinite period.

              d. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carryforward amount the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

NOTE 11:-     FINANCIAL EXPENSES (INCOME), NET

                                                                                   Year ended
                                                                                  December 31,
                                                                     ---------------------------------------
                                                                        2002           2001          2000
                                                                     -----------    -----------   ---------
                Financial expenses:
                  Interest, bank charges and fees                    $      (16)    $      149    $     110
                  Foreign currency translation differences                  (10)          (220)          31
                                                                     -----------    ----------    ---------

                                                                     $      (26)    $      (71)   $     141
                                                                     ==========     ==========    =========

NOTE 12:-     DISCOUNTINUED OPERATIONS

              Kromotech Inc. was established in August 2000 in the United States as a subsidiary of InkSure Delware. On December 31, 2001, InkSure Delware transferred its holdings in Kromotek Inc. to Supercom Ltd. In addition, Supercom Ltd. waived a loan in the amount of $ 737 that was granted to InkSure Ltd. (a subsidiary of the Company). Property and equipment of Kromotek Inc. in the carrying amount of $ 193 was retained by InkSure Ltd.

              In accordance with APB 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the results of operations of Kromotek Inc. for the year ended December 31, 2001, have been reclassified in the accompanying statements of operations as discontinued operations.

              Operating results from the discontinued operations for the year ended December 31, 2002, 2001 and 2000, are as follows:

                                                           Year ended
                                                          December 31,
                                                 ------------------------------
                                                   2002       2001      2000
                                                 --------   --------  ---------
               Operating expenses:
               Research and development, net     $      -   $    144  $   101
               Marketing                                -         25        3
               General and administrative               -        157      111
                                                 --------   --------  -------

               Total operating expenses                 -        326      215
               Financial loss (income), net             -        (26)       1
                                                 --------   --------  -------

               Net loss                          $      -   $    300  $   216
                                                 ========   ========  =======

         The transfer of the net book value of the holdings in Kromotek inc, the loan remission and the transfer of the property and equipment were recorded as additional paid-in capital in the amount of $ 1,446.

NOTE 13: -    SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION


               The Company has one reportable geographic segments. See Note 1 for a brief description of the Company's business. The data is presented in accordance with SFAS 131, "Disclosure About Segments of an Enterprise and Related Information".

               The following data presents total revenues for the years ended December 31, 2002 and 2001, based on customer's location and long-lived assets as of December 31, 2002 and 2001:

                                               2002                  2001
                                        -------------------  ------------------
                                                     Long-              Long-
                                          Total      lived    Total     lived
                                        revenues    assets   revenues   assets
                                        --------  ---------  -------- ---------

                      United States      $   650    $   445  $ 1,664    $   515
                      Export:
                        Israel                 3        329        -        374
                        Turkey             2,009          -        8          -
                        Other                 31          -       98          -
                                        --------    -------  -------    -------

                                         $ 2,693    $   774  $ 1,770    $   889
                                        ========    =======  =======    =======

              Major customer data as a percentage of total revenues, is as follows:

                                                    Year ended December 31,
                                                 ---------------------------
                                                      2002              2001
                                                 ---------------   ---------

               Customer A                            74%                 -

               Customer B                            21%                94%

                                 SIGNATURE PAGE


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.



       Signature                                     Title                                    Date
       ---------                                     -----                                    ----


/s/ Yaron Meerfeld                   Chief Executive Officer and Director                       March 28, 2003
--------------------------------
Yaron Meerfeld



      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


       Signature                                     Title                                    Date
       ---------                                     -----                                    ----

/s/ Yaron Meerfeld                   Chief Executive Officer and Director                      March 28, 2003
---------------------------          (Principal Executive Officer)
Yaron Meerfeld


/s/ Elie Housman                     Chairman and Director                                     March 28, 2003
---------------------------
Elie Housman



/s/ Eyal Bigon                       Chief Financial Officer, Secretary and Treasurer          March 28, 2003
---------------------------          (Principal Financial and Accounting Officer)
Eyal Bigon


/s/ James Lineberger                 Director                                                  March 28, 2003
---------------------------
James Lineberger


                                     Director                                                  March 28, 2003
---------------------------
Ezra Harel



/s/ T. Lee Provow                    Director                                                  March 28, 2003
---------------------------
T. Lee Provow



/s/ Albert Attias                    Director                                                  March 28, 2003
--------------------------------
Albert Attias


/s/ David Sass                       Director                                                  March 28, 2003
---------------------------
David Sass


                   INKSURE TECHNOLOGIES INC. FORM 10-KSB 2002
                                 CERTIFICATIONS

I, Yaron Meerfeld, certify that:

       1. I have reviewed this annual report on Form 10-KSB of InkSure Technologies Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003
                                     /s/ Yaron Meerfeld
                                     ------------------------------------------
                                     Yaron Meerfeld, Chief Executive Officer

                   INKSURE TECHNOLOGIES INC. FORM 10-KSB 2002
                                 CERTIFICATIONS

I, Eyal Bigon, certify that:

       1. I have reviewed this annual report on Form 10-KSB of InkSure Technologies Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003
                                     /s/ Eyal Bigon
                                     -------------------------------------------
                                     Eyal Bigon,  Chief Financial  Officer,
                                     Secretary and Treasurer