Form 10-Q
period 2003-03-31
INKSURE TECHNOLOGIES INC
filed 2003-05-15
CIK 1062128

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-24431

                            InkSure Technologies Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Nevada                                            84-1417774
--------------------------------                             ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                   32 Broadway, Suite 1314, New York, NY 10004
                   -------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)


                                 (212) 269-0370
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                  --------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of March 31, 2003, was 11,982,166 shares.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                            InkSure Technologies Inc.


                              INDEX TO FORM 10-QSB



                                                                                                                 PAGE

PART I.       FINANCIAL INFORMATION................................................................................1

Item 1.       Financial Statements.................................................................................1

              Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
              and as of December 31, 2002 (Audited)................................................................1

              Statements of Operations (Unaudited) for the
              Three Months Ended March 31, 2003 and 2002...........................................................3

              Consolidated Statements of Stockholders' Equity as of
              March 31, 2003 (Unaudited after December 31, 2002)...................................................4

              Consolidated Statements of Cash Flows (Unaudited) for the
              Three Months Ended March 31, 2003 and 2002...........................................................5

              Notes to Consolidated Financial Statements...........................................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation............................................9

Item 3.       Controls and Procedures..............................................................................11

PART II.      OTHER INFORMATION....................................................................................12

Item 6.       Exhibits and Reports on Form 8-K ....................................................................12

SIGNATURES          ...............................................................................................13

CERTIFICATIONS      ...............................................................................................14

EXHIBITS            ...............................................................................................16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                          March 31,          December 31,
                                                                                             2003                2002
                                                                                       -----------------   ----------------
                                                                                           Unaudited
                                                                                       -----------------
     ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                            $       486         $          213
   Short-term deposits                                                                        3,274                  4,063
   Trade receivables                                                                              -                    730
   Other accounts receivable and prepaid expenses                                               309                    226
   Inventories                                                                                   88                     88
                                                                                       -----------------   ----------------

 Total current assets                                                                         4,157                  5,320
                                                                                       -----------------   ----------------

 SEVERANCE PAY FUND                                                                              84                     71
                                                                                       -----------------   ----------------

 PROPERTY AND EQUIPMENT, NET                                                                    350                    356
                                                                                       -----------------   ----------------

 OTHER ASSETS, NET                                                                              400                    418
                                                                                       -----------------   ----------------

 Total assets                                                                           $     4,991         $        6,165
                                                                                       =================   ================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)


                                                                                          March 31,          December 31,
                                                                                             2003                2002
                                                                                       -----------------   ----------------
                                                                                           Unaudited
                                                                                       -----------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Trade payables                                                                        $        199        $        470
   Employees and payroll accruals                                                                 135                 110
   Accrued expenses and other liabilities                                                         153                 280
                                                                                       -----------------   ----------------

 Total current liabilities                                                                        487                 860
                                                                                       -----------------   ----------------

ACCRUED SEVERANCE PAY                                                                              93                  75
                                                                                       -----------------   ----------------

 STOCKHOLDERS' EQUITY:
   Stock capital:
     Preferred stock of $0.01 par value:
       Authorized: 10,000,000 stocks at March 31, 2003 and December 31, 2002;
       Issued and outstanding: 0 stocks at March 31, 2003 and December 31, 2002
     Common stock of $0.01 par value -
       Authorized: 35,000,000 stocks at March 31, 2003 and December 31, 2002;
       Issued and outstanding: 11,982,166 stocks at March 31, 2003 and
       December 31, 2002                                                                          119                 119
   Additional paid-in capital                                                                   9,741               9,741
   Accumulated other comprehensive income                                                         118                 118
   Accumulated deficit                                                                         (5,567)             (4,748)
                                                                                       -----------------   ----------------

 Total stockholders' equity                                                                     4,411               5,230
                                                                                       -----------------   ----------------

 Total liabilities and stockholders' equity                                              $      4,991        $      6,165
                                                                                       =================   ================

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


                                                                                                Three months ended
                                                                                                     March 31,
                                                                                       --------------------------------------
                                                                                             2003                2002
                                                                                       ------------------  ------------------
                                                                                                     Unaudited
                                                                                       --------------------------------------
 Revenues                                                                              $          -        $      1,059
 Cost of revenues                                                                                 -                 186
                                                                                       ------------------  ------------------

 Gross profit                                                                                     -                 873
                                                                                       ------------------  ------------------

 Operating expenses:
   Research and development                                                                     290                 160
   Selling and marketing, net                                                                   378                 370
   General and administrative                                                                   173                 122
                                                                                       ------------------  ------------------

 Total operating expenses                                                                       841                 652
                                                                                       ------------------  ------------------

 Operating income (loss)                                                                       (841)                221
 Financial expenses (income), net                                                               (22)                  1
                                                                                       ------------------  ------------------

 Net income (loss)                                                                             (819)                220
 Redeemable Preferred A shares deemed dividend                                                    -                (200)
                                                                                       ------------------  ------------------

 Net income (loss) applicable to Common stockholders                                   $       (819)       $         20
                                                                                       ==================  ==================

 Weighted average number of Common shares used in computing basic and diluted net
   loss per share                                                                        11,982,166           5,808,822
                                                                                       ==================  ==================

 Basic and diluted net income (loss) per share                                         $      (0.07)       $          -
                                                                                       ==================  ==================

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                                                     Accumulated
                                                                     Receipts       Additional       Deferred           other
                                                        Share       on account       paid-in          stock         comprehensive
                                                       capital       of shares       capital       compensation         income
                                                    -------------  -------------  -------------- ----------------  ----------------
 Balance as of January 1,2002                        $      57      $     250      $   1,997      $       (61)      $        118

   Issuance of  Common stock and warrants, net              48           (250)         5,972                -                  -
   Issuance of Common stock due to the reverse
     acquisition, net                                       14              -            153                -                  -
   Capital surplus in respect of transaction
     between InkSure Delaware and Supercom Ltd.              -              -          1,480                -                  -
   Reversal of deferred compensation due to
     forfeiture of stock options to employees                -              -            (61)              61                  -
   Deemed dividend upon conversion of Common
     stock to Redeemable Preferred A shares                  -              -            200                -                  -
   Net loss                                                  -              -              -                -                  -
                                                    -------------  -------------  -------------- ----------------  ----------------

 Balance as of December 31, 2002                           119              -          9,741                -                118

   Net loss                                                  -              -              -                -                  -
                                                    -------------  -------------  -------------- ----------------  ----------------

 Balance as of March 31, 2003 (unaudited)            $     119      $       -      $   9,741      $         -       $        118
                                                    =============  =============  ============== ================  ================

                                                                            Total
                                                                        shareholders'
                                                       Accumulated          equity
                                                         deficit         (deficiency)
                                                     ----------------  ----------------
 Balance as of January 1,2002                         $     (3,927)     $     (1,566)

   Issuance of  Common stock and warrants, net                   -             5,770
   Issuance of Common stock due to the reverse
     acquisition, net                                            -               167
   Capital surplus in respect of transaction
     between InkSure Delaware and Supercom Ltd.                  -             1,480
   Reversal of deferred compensation due to
     forfeiture of stock options to employees                    -                 -
   Deemed dividend upon conversion of Common
     stock to Redeemable Preferred A shares                   (200)                -
   Net loss                                                   (621)             (621)
                                                     ----------------  ----------------

 Balance as of December 31, 2002                            (4,748)            5,230

   Net loss                                                   (819)             (819)
                                                     ----------------  ----------------

 Balance as of March 31, 2003 (unaudited)             $     (5,567)     $      4,411
                                                     ================  ================

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                       --------------------------------------
                                                                                             2003                2002
                                                                                       ------------------  ------------------
                                                                                                     Unaudited
                                                                                       --------------------------------------
 Cash flows from operating activities:

   Net income (loss)                                                                   $       (819)       $        220
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                               38                  34
     Accrued severance pay, net                                                                   5                  (4)
     Decrease (increase) in trade receivables                                                   722                 128
     Increase in other accounts receivable and prepaid expenses                                 (75)                 (1)
     Decrease in inventories                                                                      -                 135
     Increase (decrease) in trade payables                                                     (271)               (117)
     Increase (decrease) in employees and payroll accruals                                       25                 (73)
     Decrease in accrued expenses and other liabilities                                        (127)               (253)
     Accumulated interest on short-term deposits                                                (20)                  -
                                                                                       ------------------  ------------------

 Net cash provided by (used in) operating activities                                           (522)                 69
                                                                                       ------------------  ------------------

 Cash flows from investing activities:

   Purchase of property and equipment                                                           (14)                 (2)
   Investment in short-term deposits                                                              -                   -
   Proceeds from short-term deposits                                                            809                   -
                                                                                       ------------------  ------------------

 Net cash provided by (used in) investing activities                                            795                  (2)
                                                                                       ------------------  ------------------

 Cash flows from financing activities:

   Short-term bank credit, net                                                                    -                (184)
   Proceeds from issuance of Common stock and warrants, net
                                                                                                  -                  81
   Principal payment of long-term loans from related party                                        -                 (50)
   Proceeds from issuance of Redeemable Preferred A shares                                        -                 150
   Cash received in connection with reverse acquisition                                           -                   -
                                                                                       ------------------  ------------------

 Net cash used in financing activities                                                            -                  (3)
                                                                                       ------------------  ------------------

 Increase in cash and cash equivalents                                                          273                  64
 Cash and cash equivalents at the beginning of the period                                       213                   2
                                                                                       ------------------  ------------------

 Cash and cash equivalents at the end of the period                                    $        486        $         66

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands


                                                                                                Three months ended
                                                                                                     March 31,
                                                                                       --------------------------------------
                                                                                             2003                2002
                                                                                       ------------------  ------------------
                                                                                                     Unaudited
                                                                                       --------------------------------------
 Non-cash transactions:

   In respect of transaction between the Company and Supercom Ltd.                     $          -        $      1,480
                                                                                       ==================  ==================

   Conversion of Common stock into Redeemable Preferred A shares                       $          -        $      1,000
                                                                                       ==================  ==================

 Supplemental disclosure of cash flows information:

   Cash paid during the period for:

     Interest                                                                          $          -         $         8
                                                                                       ==================  ==================

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:       GENERAL

              InkSure Technologies Inc. and its subsidiaries (formerly: Lil Marc. Inc.) ("the Company") was incorporated under the laws of the state of Nevada on April 22, 1997. The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion.

              The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in may 2000 (formerly: Insure Technologies Inc.); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel and InkSure RF Inc. a Delaware corporation incorporated in March 2002 (as of March 31, 2003 InkSure RF Inc. is inactive).

NOTE 2:       SIGNIFICANT ACCOUNTING POLICIES

              The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2002, are applied consistently in these financial statements. In addition, the following accounting policy is applied:

              Accounting for stock-based compensation:

              The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

              Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation Model with the following weighted-average assumptions for three months ended March 31, 2003 and 2002: risk-free interest rate of 2% for each period, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common stock of 0.99 and 0.5, and a weighted-average expected life of the options of 3 and 5 years. Stock compensation, for pro-forma purposes, is amortized over the vesting period.

              The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                                                            Three months ended
                                                                                                March 31,
                                                                                     ---------------------------------
                                                                                          2003              2002
                                                                                     ---------------    --------------
                                                                                                Unaudited
                                                                                     ---------------------------------
               Net income (loss), as reported                                          $    (819)         $      20
               Deduct: Total stock-based compensation expense determined under
                 fair value method for all awards                                            (69)              (165)
                                                                                     ---------------    --------------

               Pro forma net loss                                                      $    (888)         $    (145)
                                                                                     ===============    ==============

               Basic and diluted net earnings (loss) per share, as reported            $   (0.07)         $       -
                                                                                     ===============    ==============

               Basic and diluted net loss per share, pro forma                         $   (0.07)         $   (0.03)
                                                                                     ===============    ==============


NOTE 3:       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

         In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to InkSure Technologies, Inc. and its consolidated subsidiaries.

         This Quarterly Report on Form 10-QSB contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

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

         Revenue recognition. We derive revenues from the selling of security inks and readers by utilizing a combination of our own sales personnel, strategic alliances and licenses with intermediaries. Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB No. 101"), when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. When a right of return exists, we defer revenues until the right of return expires. We do not grant a right of return to our customers. Revenues we receive from licenses to market and utilize our technologies are recognized over the term of the license agreement.

         Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined by calculating raw materials, work in process and finished products using the "first in, first out" method.

Three Months Ended March 31, 2003 Compared with Three Months Ended
March 31, 2002

         Revenue. Revenue consists of gross sales of products less discounts and refunds and costs associated with technology transfer. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the three months ended March 31, 2003, where we had no revenue, compared to $1,059,000 in the three months ended March 31, 2002. Revenue in the three months ended March 31, 2002 consisted primarily of the first shipments and implementation of the transportation project in Turkey. Revenues from this agreement were $569,000 for the three months ended March 31, 2002.

         Revenue from the agreement with Westvaco Brand Security was $ 382,000 for the three months ended March 31, 2002. The agreement expired on December 31, 2002.

         Cost of Revenue. Our cost of revenue consists of materials, sub-contractors and compensation costs. We had no cost of revenue in the three months ended March 31, 2003, compared to $186,000 in the three months ended March 31, 2002. Cost of revenue in the three months ended March 31, 2002 was in connection with the initiation of our transportation project in Turkey.

         Research and Development Expenses. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $130,000, or 81%, to $290,000 in the three months ended March 31, 2003 from $160,000 in the three months ended March 31, 2002.

         Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $8,000, or 2%, to $378,000 in the three months ended March 31, 2003 from $370,000 in the three months ended March 31, 2002. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

         General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $51,000, or 42%, to $173,000 in the three months ended March 31, 2003 from $122,000 in the three months ended March 31, 2002. This increase was primarily a result of the merger and the higher insurance, legal and accounting costs related to our being a public company.

         Financial Income, Net. Financial income, net increased by $23,000, to $22,000 in the three months ended March 31, 2003 from $(1,000) in the three months ended March 31, 2002. This increase was due to the interest earned on our short-term deposits.

         Net loss from Continued Operations. We had a net loss of $819,000 in the three months ended March 31, 2003, compared with a net income of $220,000 in the three months ended March 31, 2002. The increase in net loss in the three months ended March 31, 2003 in comparison with the three months ended March 31, 2002 is attributable to the various influences described above, which resulted in us having no revenue in the three months ended March 31, 2003.

B. LIQUIDITY AND CAPITAL RESOURCES

         We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $5,567,000 at March 31, 2003, and had a working capital (current assets less current liabilities) of approximately $3,670,000 at March 31, 2003.

         Capital expenditures were approximately $14,000 in the three months ended March 31, 2003 and $2,000 in the three months ended March 31, 2002. We do not have any material commitments for capital expenditures for the year ending December 31, 2003.

         At March 31, 2003, we had cash, cash equivalents and short-term deposits of approximately $3,760,000 ($66,000 in 2002); $0 short-term bank credit ($226,000 in 2002) and a $0 in principal and interest outstanding under a long-term loan from a former related party ($200,000 in 2002). The differences from March 31, 2003 to March 31, 2002 in the three amounts stated above are due to amounts raised in the InkSure Delaware offering, the paying off of all short-term bank credit following the InkSure Delaware offering and the related party's cancellation of the loan following our payment of $200,000 to such related party, respectively.

         We generated negative cash flow from operating activities of approximately $522,000 in the three months ended March 31, 2003 compared to positive cash flow of $69,000 in the three months ended March 31, 2002.

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

         Our research and development expenses were approximately $290,000 in the three months ended March 31, 2003, compared to $160,000 in the three months ended March 31, 2002. To date, all research and development expenses have been charged to operating expense as incurred.

          We currently hold 6 pending patents on our technologies.

D. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Our contractual obligations and commitments at March 31, 2003 principally include obligations associated with our future-operating lease obligations. Our total future obligation is $274,000 until 2008. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

Item 3.           Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the date of this report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

         (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Since there were no significant deficiencies or material weaknesses in our internal controls, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are being filed with this Report:

Exhibit             Description
Number              -----------
------
2.1                 Agreement and Plan of Merger, dated July 5, among the
                    Company, LILM Acquisition, and InkSure Delaware
                    (Incorporated by reference to the Company's Information
                    Statement on Schedule 14C, filed with the Commission on
                    October 8, 2002).
3.1                 Certificate of Change in Number of Authorized Shares of Class and Series of the Company
                    (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on November 11, 2002).
3.2                 Certificate of Amendment of Articles of Incorporation of the
                    Company (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on November 11,
                    2002).
3.3                 Articles of  Incorporation of the Company (Incorporated by reference to the Company's Form
                    10-SB,  filed with the  Commission  on June 10, 1998).
3.4                 Amendment to Bylaws of the Company.
3.5                 By-Laws of the Company (Incorporated by reference to the Company's Form 10-SB, filed with the
                    Commission on June 10, 1998).
10.1                2002 Employee, Director and Consultant Stock Option Plan.
10.2                Employment Agreement, dated as of February 6, 2002, by and between the Company and Elie Housman.
99.1                Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended March 31, 2003, we filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 InkSure Technologies Inc.

Dated: As of May 15, 2003                        By: /s/ Eyal Bigon
                                                     --------------------------
                                                 Eyal Bigon
                                                 Chief Financial Officer,
                                                 Secretary, and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)


Dated: As of May 15, 2003                        By: /s/ Yaron Meerfeld
                                                     --------------------------
                                                 Yaron Meerfeld
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

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


Dated:  May 15, 2003                                By: /s/ Eyal Bigon
                                                        -----------------------
                                                    Eyal Bigon
                                                    Chief Financial Officer,
                                                    Secretary, and Treasurer
                                                    (Principal Financial and
                                                    Accounting Officer)

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

Dated:  May 15, 2003                            By: /s/ Yaron Meerfeld
                                                    ---------------------------
                                                Yaron Meerfeld
                                                Chief Executive Officer
                                                (Principal Executive Officer)