Form 10QSB
period 2003-06-30
INKSURE TECHNOLOGIES INC
filed 2003-08-18
CIK 1062128

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-24431

                            InkSure Technologies Inc.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                      84-1417774
--------------------------------                         ----------
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

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of August 14, 2003, was 11,982,166 shares.

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

              Consolidated Balance Sheets as of June 30, 2003 (unaudited)
              and as of December 31, 2002 (Audited)................................................................1

              Statements of Operations (unaudited) for the
              Six and Three Months Ended June 30, 2003 and 2002....................................................3

              Consolidated Statements of Stockholders' Equity as of
              June 30, 2003 (unaudited after December 31, 2002)....................................................4

              Consolidated Statements of Cash Flows (unaudited) for the
              Six and Three Months Ended June 30, 2003 and 2002....................................................5

              Notes to Consolidated Financial Statements...........................................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation............................................9

Item 3.       Controls and Procedures..............................................................................12

PART II.      OTHER INFORMATION....................................................................................13

Item 6.       Exhibits and Reports on Form 8-K ....................................................................13

SIGNATURES    .....................................................................................................14

---------------------------------------------------------------------------------------------------------------------

Part I.  Financial Information
--------------------------------------------------------------------------------

Item 1.           Financial Statements

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                               As of               As of
                                                              June 30,         December 31,
                                                                2003               2002
                                                          -----------------   ----------------
                                                             (unaudited)
                                                          -----------------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $   17             $  213
  Short-term deposits                                            2,984              4,063
  Trade receivables                                               --                  730
  Other accounts receivable and prepaid expenses                   369                226
  Inventories                                                      108                 88
                                                                ------             ------

Total current assets                                             3,478              5,320
                                                                ------             ------

SEVERANCE PAY FUND                                                  95                 71
                                                                ------             ------

PROPERTY AND EQUIPMENT, NET                                        345                356
                                                                ------             ------

OTHER ASSETS, NET                                                  382                418
                                                                ------             ------

Total assets                                                    $4,300             $6,165
                                                                ======             ======



The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)


                                                                                            As of               As of
                                                                                           June 30,         December 31,
                                                                                             2003               2002
                                                                                       -----------------   ----------------
                                                                                          (unaudited)
                                                                                       -----------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                           $   338           $   470
   Employees and payroll accruals                                                               195               110
   Accrued expenses and other liabilities                                                       139               280
                                                                                            -------           -------

 Total current liabilities                                                                      672               860
                                                                                            -------           -------

ACCRUED SEVERANCE PAY                                                                           106                75
                                                                                            -------           -------

 STOCKHOLDERS' EQUITY:
   Stock capital:
     Preferred stock of $ 0.01 par value:
       Authorized: 10,000,000 shares at June 30, 2003 and December 31, 2002;
       Issued and outstanding: 0 shares at June 30, 2003 and December 31, 2002
     Common stock of $ 0.01 par value -
       Authorized: 35,000,000 shares at June 30, 2003 and December 31, 2002;
       Issued and outstanding: 11,982,166 shares at June 30, 2003 and
       December 31, 2002                                                                        119               119
   Additional paid-in capital                                                                 9,741             9,741
   Accumulated other comprehensive income                                                       118               118
   Accumulated deficit                                                                       (6,456)           (4,748)
                                                                                            -------           -------

 Total stockholders' equity                                                                   3,522             5,230
                                                                                            -------           -------

 Total liabilities and stockholders' equity                                                 $ 4,300           $ 6,165
                                                                                            =======           =======

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)


                                                              Six months ended                   Three months ended
                                                                  June 30,                            June 30,
                                                      ---------------------------------   ---------------------------------
                                                           2003              2002              2003              2002
                                                      ---------------   ---------------   ---------------   ---------------
                                                                 (unaudited)                         (unaudited)
                                                      ---------------------------------   ---------------------------------

Revenues                                                $       --        $      1,884      $       --        $        825
Cost of revenues                                                --                 271              --                  85
                                                        ------------      ------------      ------------      ------------

Gross profit                                                    --               1,613              --                 740
                                                        ------------      ------------      ------------      ------------

Operating expenses:
Research and development                                         608               366               318               206
Selling and marketing, net                                       753               788               375               418
General and administrative                                       384               189               211                67
                                                        ------------      ------------      ------------      ------------

Total operating expenses                                       1,745             1,343               904               691
                                                        ------------      ------------      ------------      ------------

Operating income (loss)                                       (1,745)              270              (904)               49
Financial expenses (income), net                                 (37)               12               (15)               11
                                                        ------------      ------------      ------------      ------------

Net income (loss)                                             (1,708)              258              (889)               38
Redeemable Preferred A shares deemed dividend                   --                (200)             --                --
                                                        ------------      ------------      ------------      ------------

Net income (loss) applicable to Common stockholders     $     (1,708)     $         58      $       (889)     $         38
                                                        ============      ============      ============      ============

Weighted average number of Common shares used in
   computing basic and diluted net income(loss)
   per share                                              11,982,166         5,447,314        11,982,166         5,066,796
                                                        ============      ============      ============      ============

Basic and diluted net income (loss) per share           $      (0.14)     $       0.01      $      (0.07)     $       0.01
                                                        ============      ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                            Accumulated
                                                       Receipts   Additional   Deferred        other                       Total
                                            Share     on account   paid-in      stock      comprehensive  Accumulated  stockholders'
                                           capital    of shares    capital   compensation      income       deficit        equity
                                           ---------- ----------- ---------- ------------  -------------  -----------  -------------

Balance as of January 1, 2002                $    57   $   250    $ 1,997      $   (61)     $   118       $(3,927)      $(1,566)

  Issuance of  Common stock
    and warrants, net                             48      (250)     5,972         --           --            --           5,770
  Issuance of Common stock due to
    the reverse acquisition, net                  14      --          153         --           --            --             167
  Capital surplus in respect of
    transaction between InkSure
    Delaware and Supercom Ltd.                  --        --        1,480         --           --            --           1,480
  Reversal of deferred compensation
    due to forfeiture of stock
    options to employees                        --        --          (61)          61         --            --            --
  Deemed dividend upon conversion
    of Common stock to Redeemable
    Preferred A shares                          --        --          200         --           --            (200)         --
  Net loss                                      --        --         --           --           --            (621)         (621)
                                             -------   -------    -------      -------      -------       -------       -------

Balance as of December 31, 2002                  119      --        9,741         --            118        (4,748)        5,230

  Net loss                                      --        --         --           --           --          (1,708)       (1,708)
                                             -------   -------    -------      -------      -------       -------       -------

Balance as of June 30, 2003 (unaudited)      $   119   $  --      $ 9,741      $  --        $   118       $(6,456)      $ 3,522
                                             =======   =======    =======      =======      =======       =======       =======



The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                Six months ended                   Three months ended
                                                                    June 30,                            June 30,
                                                        ---------------------------------   --------------------------------
                                                             2003              2002              2003             2002
                                                        ---------------   ---------------   ---------------  ---------------
                                                                   (unaudited)                         (unaudited)
                                                        ---------------------------------   --------------------------------
 Cash flows from operating activities:

 Net income (loss)                                            $(1,708)        $   258         $  (889)        $    38
 Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
 Depreciation and amortization                                     77              70              38              36
 Accrued severance pay, net                                         7              (8)              2              (4)
 Decrease (increase) in trade receivables                         730            (120)           --              (248)
 Increase in other accounts receivable and prepaid
    expenses                                                     (143)            (44)            (60)            (43)
 Decrease (increase) in inventories                               (20)            152             (20)             17
 Increase (decrease) in trade payables                           (132)           (119)            139              (2)
 Increase (decrease) in employees and payroll accruals             85             (46)             60              27
 Increase (decrease) in accrued expenses and other
    liabilities                                                  (141)           (241)            (14)             12
 Accumulated interest on short-term deposits                      (40)           --               (20)           --
                                                              -------         -------         -------         -------

 Net cash used in operating activities                         (1,285)            (98)           (764)           (167)
                                                              -------         -------         -------         -------

 Cash flows from investing activities:

 Purchase of property and equipment                               (30)             (7)            (15)             (5)
 Proceeds from short-term deposits                              1,119            --               310            --
                                                              -------         -------         -------         -------

 Net cash provided by (used in) investing activities            1,089              (7)            295              (5)
                                                              -------         -------         -------         -------

 Cash flows from financing activities:

 Short-term bank credit, net                                     --               (20)           --               164
 Proceeds from issuance of Common stock
    and warrants, net                                            --                81            --              --
 Principal payment of long-term loans                            --               (50)           --              --
 Proceeds from issuance of Redeemable
    Preferred A shares                                           --               150            --              --
                                                              -------         -------         -------         -------

 Net cash provided by financing activities                       --               161            --               164
                                                              -------         -------         -------         -------

 Increase (decrease) in cash and cash equivalents                (196)             56            (469)             (8)
 Cash and cash equivalents at the beginning
    of the period                                                 213               2             486              66
                                                              -------         -------         -------         -------

 Cash and cash equivalents at the end of the period           $    17         $    58         $    17         $    58
                                                              =======         =======         =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands


                                                                Six months ended                   Three months ended
                                                                    June 30,                            June 30,
                                                        ---------------------------------   --------------------------------
                                                             2003              2002              2003             2002
                                                        ---------------   ---------------   ---------------  ---------------
                                                                   (unaudited)                          (unaudited)
                                                        ---------------------------------   --------------------------------

 Non-cash transactions:

  In respect of transaction between the Company and
   Supercom Ltd.                                        $     --               $1,480          $    --          $   --
                                                        ========               ======          =======          ======


  Conversion of Common stock into Redeemable
   Preferred A shares                                   $     --               $1,000          $    --          $   --
                                                        ========               ======          =======          ======

Supplemental disclosure of cash flows information:

  Cash paid during the period for:

    Interest                                            $     --               $   21          $    --          $   13
                                                        ========               ======          =======          ======






The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- GENERAL

         InkSure Technologies Inc. and its subsidiaries (formerly: Lil Marc. Inc.) ("the Company") was incorporated under the laws of the state of Nevada on April 22, 1997. Subsequent to the balance sheet date, InkSure Technologies Inc. effected a reincorporation from Nevada to Delaware through a merger with its wholly owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereafter renamed itself InkSure Technologies Inc. The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion.

         The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel and InkSure RF Inc. a Delaware corporation incorporated in March 2000 (as of June 30, 2003 InkSure RF Inc. is inactive).


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

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

         Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for three months ended June 30, 2003 and 2002: risk-free interest rate of 2% for each period, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common stock of 0.995 and 0.5, and a weighted-average expected life of the options of 3 and 5 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                                              Six months ended                   Three months ended
                                                                  June 30,                            June 30,
                                                      ---------------------------------   ---------------------------------
                                                           2003              2002              2003              2002
                                                      ---------------   ---------------   ---------------   ---------------
                                                                 (unaudited)                         (unaudited)
                                                      ---------------------------------   ---------------------------------

              Net income (loss), as reported            $     (1,708)     $         58      $       (889)     $         38
              Deduct: Total stock-based
                compensation expense determined
                under fair value method for all
                awards                                           (80)             (241)              (25)              (60)
                                                      ---------------   ---------------   ---------------   ---------------

              Pro forma net loss                        $     (1,788)     $       (183)     $       (914)     $        (22)
                                                      ===============   ===============   ===============   ===============

              Basic and diluted net earnings (loss)
                per share, as reported                  $      (0.14)     $       0.01      $      (0.07)     $        0.01
                                                      ===============   ===============   ===============   ===============

              Basic and diluted net loss per share,
                pro forma                               $      (0.15)     $      (0.04)     $      (0.08)     $      (0.04)
                                                      ===============   ===============   ===============   ===============


NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Overview

         On October 28, 2002, a wholly owned subsidiary of Lil Marc, Inc. merged with and into InkSure Technologies, Inc., a Delaware corporation ("InkSure Delaware") and InkSure Delaware became a wholly-owned subsidiary of Lil Marc in a transaction accounted for as a reverse acquisition of Lil Marc by InkSure Delaware. Prior to the reverse merger, Lil Marc was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of InkSure Delaware controlled the merged company and the principal stockholders of InkSure Delaware became principal stockholders of the merged company. Following the closing of the reverse merger, Lil Marc changed its name to InkSure Technologies Inc. As a result of the reverse merger transaction, InkSure Delaware changed its name to IST Operating Inc. and continued as an operating entity and as our wholly owned subsidiary, and the historical financial statements of InkSure Delaware replaced those of Lil Marc.

         On July 8, 2003, we reincorporated as a Delaware corporation by merging with and into a newly formed wholly owned subsidiary.

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

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

         Revenue. Revenue consists of gross sales of products less discounts and costs associated with technology transfer. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the three months ended June 30, 2003, where we had no revenue, compared to $825,000 in the three months ended June 30, 2002. Revenue in the three months ended June 30, 2002 consisted primarily of the ink shipments to the transportation project in Turkey. Revenues from this agreement were $703,000 for the three months ended June 30, 2002.

         Revenue from the agreement with Westvaco Brand Security was $64,000 for the three months ended June 30, 2002. The agreement expired on December 31, 2002.

         Cost of Revenue. Our cost of revenue consists of materials, sub-contractors and compensation costs. We had no cost of revenue in the three months ended June 30, 2003, compared to $85,000 in the three months ended June 30, 2002. Cost of revenue in the three months ended June 30, 2002 was in connection with our transportation project in Turkey.

         Research and Development Expenses. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $112,000, or 54%, to $318,000 in the three months ended June 30, 2003 from $206,000 in the three months ended June 30, 2002. This increase in research and development expenses is primarily related to increased payments to subcontractors in connection with the development of several new products and new generations of our existing products.

         Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $43,000, or 10%, to $375,000 in the three months ended June 30, 2003 from $418,000 in the three months ended June 30, 2002. This decrease in selling and marketing expenses was primarily due to higher marketing expenses in 2002 related to the transportation project in Turkey. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

         General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $144,000, or 215%, to $211,000 in the three months ended June 30, 2003 from $67,000 in the three months ended June 30, 2002. This increase was primarily a result of the merger and the higher insurance, legal and accounting costs related to our being a public company.

         Financial Income, Net. Financial income, net increased by $26,000, to $15,000 in the three months ended June 30, 2003 from $(11,000) in the three months ended June 30, 2002. This increase was due to the interest earned on our short-term deposits.

         Net loss from Continued Operations. We had a net loss of $889,000 in the three months ended June 30, 2003, compared with a net income of $38,000 in the three months ended June 30, 2002. The increase in net loss in the three months ended June 30, 2003 in comparison with the three months ended June 30, 2002 is attributable to the various influences described above, which resulted in us having no revenue in the three months ended June 30, 2003.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

         Revenue. Revenue consists of gross sales of products less discounts and costs associated with technology transfer. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the six months ended June 30, 2003, where we had no revenue, compared to $1,884,000 in the six months ended June 30, 2002. Revenue in the six months ended June 30, 2002 consisted primarily of the first shipments and implementation of the transportation project in Turkey. Revenues from this agreement were $1,272,000 for the six months ended June 30, 2002.

         Revenue from the agreement with Westvaco Brand Security was $446,000 for the three months ended June 30, 2002. The agreement expired on December 31, 2002.

         Cost of Revenue. Our cost of revenue consists of materials, sub-contractors and compensation costs. We had no cost of revenue in the six months ended June 30, 2003, compared to $271,000 in the six months ended June 30, 2002. Cost of revenue in the six months ended June 30, 2002 was in connection with our transportation project in Turkey.

         Research and Development Expenses. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $242,000, or 66%, to $608,000 in the six months ended June 30, 2003 from $366,000 in the six months ended June 30, 2002. This increase in research and development expenses is primarily related to increased payments to subcontractors in connection with the development of several new products and new generations of our existing products.

         Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $35,000, or 4%, to $753,000 in the six months ended June 30, 2003 from $788,000 in the six months ended June 30, 2002. This decrease in selling and marketing expenses was primarily due to higher marketing expenses in 2002 related to the transportation project in Turkey. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

         General and Administrative Expenses. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $195,000, or 103%, to $384,000 in the six months ended June 30, 2003 from $189,000 in the six months ended June 30, 2002. This increase was primarily a result of the merger and the higher insurance, legal and accounting costs related to our being a public company.

         Financial Income, Net. Financial income, net increased by $49,000, to $37,000 in the six months ended June 30, 2003 from $(12,000) in the six months ended June 30, 2002. This increase was due to the interest earned on our short-term deposits.

         Net loss from Continued Operations. We had a net loss of $1,708,000 in the six months ended June 30, 2003, compared with a net income of $58,000 in the six months ended June 30, 2002. The increase in net loss in the six months ended June 30, 2003 in comparison with the six months ended June 30, 2002 is attributable to the various influences described above, which resulted in us having no revenue in the six months ended June 30, 2003.

B.       LIQUIDITY AND CAPITAL RESOURCES

         We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $6,456,000 at June 30, 2003, and had a working capital (current assets less current liabilities) of approximately $2,806,000 at June 30, 2003.

         Capital expenditures were approximately $15,000 in the three months ended June 30, 2003 and $5,000 in the three months ended June 30, 2002. Capital expenditures were approximately $30,000 in the six months ended June 30, 2003 and $7,000 in the six months ended June 30, 2002. We do not have any material commitments for capital expenditures for the year ending December 31, 2003.

         At June 30, 2003, we had cash, cash equivalents and short-term deposits of approximately $3,001,000 ($58,000 in June 2002); $0 short-term bank credit ($390,000 in June 2002) and a $0 in principal and interest outstanding under a long-term loan from a former related party ($200,000 in June 2002). The differences from June 30, 2003 to June 30, 2002 are due to amounts raised in the InkSure Delaware offering, the paying off of all short-term bank credit following the InkSure Delaware offering and the related party's cancellation of the loan following our payment of $200,000 to such related party, respectively.

         We generated negative cash flow from operating activities of approximately $764,000 in the three months ended June 30, 2003 and $1,285,000 in the six months ended June 30, 2003 compared to $167,000 in the three months ended June 30, 2002 and $98,000 in the six months ended June 30, 2002.

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

         Our research and development expenses were approximately $318,000 in the three months ended June 30, 2003 and $608,000 in the six months ended June 30, 2003, compared to $206,000 in the three months ended June 30, 2002 and $366,000 in the six months ended June 30, 2002. To date, all research and development expenses have been charged to operating expense as incurred.

          We currently hold six pending patents on our technologies.

D.       CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         Our contractual obligations and commitments at June 30, 2003 principally include obligations associated with our future-operating lease obligations. Our total future obligation is approximately $254,000 until 2008. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

Item 3.           Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are being filed with this Report:

Exhibit
Number      Description
-------     -----------

2.1 Agreement and Plan of Merger, dated July 5, 2002, among the Company, LILM Acquisition and InkSure Delaware. (Incorporated by reference to the Company's Information Statement on Schedule 14C, filed with the Commission on October 8, 2002.)

2.2 Agreement and Plan of Merger, dated July 3, 2003 among the Company and InkSure Technologies (Delaware) Inc. (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)

3.1 Certificate of Incorporation of the Company. (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.) 3.2 By-Laws of the Company. (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)

10.1        2002 Employee, Director and Consultant Stock Option Plan.
            (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.) 10.2 Employment Agreement, dated as of February 6, 2002, by and between the Company and Elie Housman. (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.)

10.3 Exclusive Distribution Agreement by and between InkSure Inc. and ISBAK A.S. (Istanbul Belediyeler Bakim Ulasim San Vetic A.S.) (Incorporated by reference to the Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Commission on June 26, 2003.)

31.1* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith

(b) Reports on Form 8-K

During the three months ended June 30, 2003, we filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             InkSure Technologies Inc.

Dated: As of August 14, 2003                 By:  /s/ Eyal Bigon
                                                  --------------
                                             Eyal Bigon
                                             Chief Financial Officer,
                                             Secretary, and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)



Dated: As of August 14, 2003                 By: /s/ Yaron Meerfeld
                                                 ------------------
                                             Yaron Meerfeld
                                             Chief Executive Officer
                                             (Principal Executive Officer)