Form 10QSB
period 2003-09-30
INKSURE TECHNOLOGIES INC
filed 2003-11-10
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2003

    |_| Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER: 0-24431

                            INKSURE TECHNOLOGIES INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    DELAWARE                         84-1417774
                    --------                         ----------
         (State or Other Jurisdiction of            (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

                   32 BROADWAY, SUITE 1314, NEW YORK, NY 10004
          (Address of Principal Executive Offices, Including Zip Code)


                                 (212) 269-0370
                (Issuer's Telephone Number, Including Area Code)

                  ____________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of November 10, 2003, was 11,982,166 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes |_| No |X|

                                            INKSURE TECHNOLOGIES INC.


                                               INDEX TO FORM 10-QSB



                                                                                                                PAGE
PART I.       FINANCIAL INFORMATION................................................................................3

Item 1.       Financial Statements.................................................................................3

              Consolidated Balance Sheets as of September 30, 2003 (unaudited)
              and as of December 31, 2002 (audited)................................................................3

              Statements of Operations (unaudited) for the
              Nine and Three Months Ended September 30, 2003 and 2002..............................................5

              Consolidated Statements of Stockholders' Equity as of
              September 30, 2003 (unaudited after December 31, 2002)...............................................6

              Consolidated Statements of Cash Flows (unaudited) for the
              Nine and Three Months Ended September 30, 2003 and 2002..............................................7

              Notes to Consolidated Financial Statements...........................................................9

Item 2.       Management's Discussion and Analysis or Plan of Operation............................................11

Item 3.       Controls and Procedures..............................................................................14

Item 4.       Submission of Matters to a Vote of Security Holders..................................................15

PART II.      OTHER INFORMATION....................................................................................15

Item 6.       Exhibits and Reports on Form 8-K ....................................................................16

SIGNATURES         ................................................................................................17

Part I.  Financial Information
--------------------------------------------------------------------------------

ITEM 1.           FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                        SEPTEMBER 30,          DECEMBER 31,
                                                             2003                  2002
                                                      -------------------   -------------------
                                                          UNAUDITED
                                                      -------------------
     ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                           $       942           $          213
   Short-term deposits                                       1,246                    4,063
   Trade receivables                                             -                      730
   Other accounts receivable and prepaid expenses              300                      226
   Inventories                                                  81                       88
                                                       -----------           --------------
 TOTAL current assets                                        2,569                    5,320
                                                       -----------           --------------

 SEVERANCE PAY FUND                                            115                       71
                                                       -----------           --------------
 PROPERTY AND EQUIPMENT, NET                                   325                      356
                                                       -----------           --------------
 OTHER ASSETS, NET                                             364                      418
                                                       -----------           --------------
 TOTAL assets                                          $     3,373           $        6,165
                                                       ===========           ==============





The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARES DATA)


                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                         2003                  2002
                                                                                  -------------------   -------------------
                                                                                      UNAUDITED
                                                                                  -------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Trade payables                                                                   $        177          $        470
   Employees and payroll accruals                                                            194                   110
   Accrued expenses and other liabilities                                                    133                   280
                                                                                    ------------          ------------

 TOTAL current liabilities                                                                   504                   860
                                                                                    ------------          ------------

  ACCRUED SEVERANCE PAY                                                                      120                    75
                                                                                    ------------          ------------


 STOCKHOLDERS' EQUITY:
   Stock capital:
     Preferred stock of $ 0.01 par value:
       Authorized: 10,000,000 shares at September 30, 2003 and December 31,
       2002; Issued and outstanding: 0 shares at September 30, 2003 and
       December 31, 2002
     Common stock of $ 0.01 par value:
       Authorized:  35,000,000  shares at September 30, 2003 and  December 31,
       2002;  Issued and outstanding:  11,982,166 shares at September 30, 2003
       and December 31, 2002                                                                 119                   119
   Additional paid-in capital                                                              9,741                 9,741
   Accumulated other comprehensive income                                                    118                   118
   Accumulated deficit                                                                    (7,229)               (4,748)
                                                                                    ------------          ------------

 TOTAL stockholders' equity                                                                2,749                 5,230
                                                                                    ------------          ------------

 TOTAL liabilities and stockholders' equity                                         $      3,373          $      6,165
                                                                                    ============          ============








The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)


                                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                         --------------------------------    --------------------------------
                                                             2003              2002              2003              2002
                                                         --------------    --------------    --------------    --------------
                                                                                      UNAUDITED
                                                         --------------------------------------------------------------------

 Revenues                                                $         44      $      2,687      $         44      $        803
 Cost of revenues                                                  40               392                40               121
                                                         --------------    --------------    --------------    --------------

 Gross profit                                                       4             2,295                 4               682
                                                         --------------    --------------    --------------    --------------

 Operating expenses:
 Research and development                                         903               565               295               199
 Selling and marketing, net                                     1,078             1,321               325               533
 General and administrative                                       545               277               161                88
                                                         --------------    --------------    --------------    --------------

 TOTAL operating expenses                                       2,526             2,163               781               820
                                                         --------------    --------------    --------------    --------------

 Operating income (loss)                                       (2,522)              132              (777)             (138)
 Financial income, net                                             41                 4                 4                16
                                                         --------------    --------------    --------------    --------------

 Net income (loss)                                             (2,481)              136              (773)             (122)
 Redeemable Series A Preferred Stock deemed
   dividend                                                         -              (200)                -                 -
                                                         --------------    --------------    --------------    --------------

 Net loss available to Common stockholders               $     (2,481)     $        (64)     $       (773)     $       (122)
                                                         ==============    ==============    ==============    ==============

 Weighted average number of shares of Common Stock
   used in computing basic and diluted net loss per
   share                                                   11,982,166         6,743,836        11,982,166         9,336,880
                                                         ==============    ==============    ==============    ==============

 Basic and diluted net loss per share                    $      (0.21)     $      (0.01)     $      (0.06)     $      (0.01)
                                                         ==============    ==============    ==============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS



                                                                                             ACCUMULATED
                                                         RECEIPTS    ADDITIONAL   DEFERRED      OTHER                    TOTAL
                                              STOCK     ON ACCOUNT    PAID-IN      STOCK    COMPREHENSIVE ACCUMULATED STOCKHOLDERS'
                                             CAPITAL    OF SHARES     CAPITAL  COMPENSATION    INCOME       DEFICIT      EQUITY
                                              -------    ---------     -------  ------------ ------------- -----------  -----------

Balance as of January 1, 2002                $    57     $   250      $ 1,997      $   (61)     $   118     $(3,927)     $(1,566)

  Issuance of  Common Stock                       48        (250)       5,972            -            -           -        5,770
   and warrants, net
  Issuance of Common Stock due to
     the reverseacquisition, net                  14           -          153            -            -           -          167
  Capital surplus in respect of
    transaction betweenInkSure
    Delaware and SuperCom Ltd.                     -           -        1,480            -            -           -        1,480
  Reversal of deferred compensation
     due to forfeiture of stock
     options to employees                          -           -          (61)          61            -           -            -
  Deemed dividend upon conversion
       of Common stock to
    Series A Preferred Stock                       -           -          200            -            -        (200)           -
  Net loss                                         -           -            -            -            -        (621)        (621)
                                              ------      ------       ------       ------       ------      ------       ------

Balance as of December 31, 2002                  119           -        9,741            -          118      (4,748)       5,230

  Net loss                                         -           -            -            -            -      (2,481)      (2,481)
                                              ------      ------       ------       ------       ------      ------       ------

Balance as of September 30, 2003 (unaudited) $   119       $   -      $ 9,741       $    -      $   118     $(7,229)     $ 2,749
                                             =======       =====      =======       ======      =======     =======      =======






The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                         --------------------------------    --------------------------------
                                                             2003               2002              2003               2002
                                                         --------------    --------------    --------------    --------------
                                                                                      UNAUDITED
                                                         --------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $   (2,481)          $   136          $   (773)         $   (122)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
   Depreciation and amortization                                  116               105                39                35
   Interest on short-term deposits                                (46)              (18)               (6)              (18)
   Accrued severance pay, net                                       1               (11)               (6)               (3)
   Decrease (increase) in trade receivables                       730              (489)                -              (369)
   Decrease (increase) in other accounts receivable
     and prepaid expenses                                         (74)               93                69               137
   Increase in inventories                                          7               160                27                 8
   Decrease in trade payables                                    (293)             (137)             (161)              (18)
   Increase (decrease) in employees and payroll
     accruals                                                      84               (87)               (1)              (41)
   Increase (decrease) in accrued expenses and
     other liabilities                                           (147)             (166)               (6)               75
                                                              -------           -------           -------           -------

 Net cash used in operating activities                         (2,103)             (414)             (818)             (316)
                                                              -------           -------           -------           -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (31)              (10)               (1)               (3)
  Investment in short-term deposits                                 -            (4,000)                -            (4,000)
  Proceeds from short-term deposits                             2,863                 -             1,744                 -
                                                              -------           -------           -------           -------

 Net cash provided by (used in) investing activities            2,832            (4,010)            1,743            (4,003)
                                                              -------           -------           -------           -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                                       -              (410)                -              (390)
  Proceeds from issuance of Common Stock and
    warrants, net                                                   -             5,781                 -             5,550
  Principal payment of long-term loans                              -              (250)                -              (200)
                                                              -------           -------           -------           -------

 Net cash provided by financing activities                          -             5,121                 -             4,960
                                                              -------           -------           -------           -------

 Increase in cash and cash equivalents                            729               697               925               641
 Cash and cash equivalents at the beginning of the
   period                                                         213                 2                17                58
                                                              -------           -------           -------           -------

 Cash and cash equivalents at the end of the period           $   942           $   699           $   942           $   699
                                                              =======           =======           =======           =======


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                           NINE MONTHS ENDED     THREE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                           -----------------     ------------------
                                                           2003      2002        2003       2002
                                                           ----      ----        ----       ----
                                                                        UNAUDITED
                                                         ------------------------------------------
NON-CASH TRANSACTIONS:

 In respect of transaction between InkSure
   Delaware and SuperCom Ltd.                            $ -       $ 1,480       $ -       $ -
                                                         ===       =======       ===       ===

 Series A Preferred Stock deemed dividend
                                                         $ -       $   200       $ -       $ -
                                                         ===       =======       ===       ===

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

 Cash paid during the period for:

  Interest                                               $ 1       $    14       $ -       $ -
                                                         ===       =======       ===       ===




The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1:- GENERAL

     InkSure Technologies Inc. and its subsidiaries (formerly: Lil Marc., Inc.) ("the Company") was incorporated under the laws of the state of Nevada on April 22, 1997. On July 8 2003, InkSure Technologies Inc. effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereafter renamed itself InkSure Technologies.

     The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion.

     The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel, and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of September 30, 2003, InkSure RF Inc. has been inactive).


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2002, are applied consistently in these financial statements.

     In addition, the following accounting policies have been applied:

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

     Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for three months ended September 30, 2003 and 2002: risk-free interest rate of 2% for each period, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common Stock of 0.995 and 0.5, and a weighted-average expected life of the options of 3 and 5 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.


     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                 NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                         --------------------------------    --------------------------------
                                              2003              2002              2003               2002
                                         --------------    --------------    --------------    --------------
                                                                      UNAUDITED
                                         ---------------------------------------------------------------------
Net loss, as reported                      $     (2,481)      $       (64)      $      (773)      $      (122)
Deduct: Total stock-based
  compensation expense determined
  under fair value method for all
  awards                                           (114)             (302)              (25)              (61)
                                          --------------    --------------    --------------    ---------------

Pro forma net loss                         $     (2,595)      $      (366)      $      (798)      $      (183)
                                          ==============    ==============    ==============    ===============

Basic and diluted net loss per
  share, as reported                       $      (0.21)     $      (0.01)     $      (0.06)     $      (0.01)
                                          ==============    ==============    ==============    ===============

Basic and diluted net loss per
  share, pro forma                         $      (0.22)     $      (0.05)     $      (0.07)     $      (0.02)
                                          ==============    ==============    ==============    ===============


NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUE. Revenue consists of gross sales of products less discounts and costs associated with technology transfer. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the three months ended September 30, 2003, where we had revenue of $44,000, compared to $803,000 in the three months ended September 30, 2002. Revenue in the three months ended September 30, 2002 consisted primarily of the ink shipments to the transportation project in Turkey. Revenues from this agreement were $731,000 for the three months ended September 30, 2002.

     Revenue from the agreement with Westvaco Brand Security was $71,000 for the three months ended September 30, 2002. The agreement expired on December 31, 2002.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the three months ended September 30, 2003 were $40,000, compared to $121,000 in the three months ended September 30, 2002. Cost of revenue in the three months ended September 30, 2002 was in connection with our transportation project in Turkey. The lower gross margin in the three months ended September 30, 2003 is a result of the lower revenues and higher hardware sales.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $96,000, or 48%, to $295,000 in the three months ended September 30, 2003 from $199,000 in the three months ended September 30, 2002. This increase in research and development expenses is primarily related to increased payments to subcontractors in connection with the development of several new products and new generations of our existing products.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $208,000, or 39%, to $325,000 in the three months ended September 30, 2003 from $533,000 in the three months ended September 30, 2002. This decrease in selling and marketing expenses was primarily due to higher marketing expenses in 2002 related to the transportation project in Turkey. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $73,000, or 83%, to $161,000 in the three months ended September 30, 2003 from $88,000 in the three months ended September 30, 2002. This increase was primarily a result of the merger and the higher insurance, legal and accounting costs related to our being a public company.

     FINANCIAL INCOME, NET. Financial income, net decreased by $12,000, or 75% to $4,000 in the three months ended September 30, 2003 from $16,000 in the three months ended September 30, 2002. This decrease was due to the lower interest rate earned on our lower short-term deposits.

     NET LOSS FROM CONTINUED OPERATIONS. We had a net loss of $773,000 in the three months ended September 30, 2003, compared with a net loss of $122,000 in the three months ended September 30, 2002. The increase in net loss in the three months ended September 30, 2003 in comparison with the three months ended September 30, 2002 is attributable to the various influences described above, which resulted in us having no significant revenue in the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

     REVENUE. Revenue consists of gross sales of products less discounts and costs associated with technology transfer. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the nine months ended September 30, 2003, where we had revenue of 44,000, compared to $2,687,000 in the nine months ended September 30, 2002. Revenue in the nine months ended September 30, 2002 consisted primarily of the first shipments and implementation of the transportation project in Turkey. Revenues from this agreement were $2,003,000 for the nine months ended September 30, 2002.

     Revenue from the agreement with Westvaco Brand Security was $517,000 for the nine months ended September 30, 2002. The agreement expired on December 31, 2002.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the nine months ended September 30, 2003 was $40,000, compared to $392,000 in the nine months ended September 30, 2002. Cost of revenue in the nine months ended September 30, 2002 was in connection with our transportation project in Turkey.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $338,000, or 60%, to $903,000 in the nine months ended September 30, 2003 from $565,000 in the nine months ended September 30, 2002. This increase in research and development expenses is primarily related to increased payments to subcontractors in connection with the development of several new products and new generations of our existing products.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $243,000, or 18%, to $1,078,000 in the nine months ended September 30, 2003 from $1,321,000 in the nine months ended September 30, 2002. This decrease in selling and marketing expenses was primarily due to higher marketing expenses in 2002 related to the transportation project in Turkey. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $268,000, or 97%, to $545,000 in the nine months ended September 30, 2003 from $277,000 in the nine months ended September 30, 2002. This increase was primarily a result of the merger and the higher insurance, legal and accounting costs related to our being a public company.

     FINANCIAL INCOME, NET. Financial income, net increased by $37,000, to $41,000 in the nine months ended June 30, 2003 from $4,000 in the nine months ended September 30, 2002. This increase was due to the interest earned on our short-term deposits.

     NET LOSS FROM CONTINUED OPERATIONS. We had a net loss of $2,481,000 in the nine months ended September 30, 2003, compared with a net loss of $64,000 in the nine months ended September 30, 2002. The increase in net loss in the nine months ended September 30, 2003 in comparison with the nine months ended September 30, 2002 is attributable to the various influences described above, which resulted in us having no significant revenue in the nine months ended September 30, 2003.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $7,229,000 at September 30, 2003, and had a working capital (current assets less current liabilities) of approximately $2,065,000 at September 30, 2003.

     Capital expenditures were approximately $1,000 in the three months ended September 30, 2003 and $3,000 in the three months ended September 30, 2002. Capital expenditures were approximately $31,000 in the nine months ended September 30, 2003 and $10,000 in the nine months ended September 30, 2002. We do not have any material commitments for capital expenditures for the year ending December 31, 2003.

     At September 30, 2003, we had cash, cash equivalents and short-term deposits of approximately $2,188,000 ($4,717,000 in September 2002). The differences from September 30, 2003 to September 30, 2002 are due to the negative cash flow from operating activities during the last fiscal year as a result of lack of revenues.

     We generated negative cash flow from operating activities of approximately $818,000 in the three months ended September 30, 2003 and $2,103,000 in the nine months ended September 30, 2003 compared to $316,000 in the three months ended September 30, 2002 and $414,000 in the nine months ended September 30, 2002.

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

     Our research and development expenses were approximately $295,000 in the three months ended September 30, 2003 and $903,000 in the nine months ended September 30, 2003, compared to $199,000 in the three months ended September 30, 2002 and $565,000 in the nine months ended September 30, 2002. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold six pending patents on our technologies.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at September 30, 2003 principally include obligations associated with our future-operating lease obligations. Our total future obligation is approximately $214,000 until 2008. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on July 3, 2003.

The following matters were voted on at the Annual Meeting of Stockholders:

Proposal 1: To approve and adopt an Agreement and Plan of Merger providing for the merger of the Company into its newly formed wholly-owned subsidiary, Inksure Technologies (Delaware) Inc., a Delaware corporation, for the purpose of changing the Company's state of incorporation from Nevada to Delaware.

                             NUMBER OF SHARES VOTED

                           FOR              AGAINST           ABSTAIN
                  ---------------------------------------------------------

                       7,465,512               0               0



Proposal 2:  Election of a Board of Directors.

                             NUMBER OF SHARES VOTED

                           FOR              AGAINST           ABSTAIN
                  ---------------------------------------------------------


Elie Housman           7,580,711               0               0

Yaron Meerfeld         7,580,711               0               0

James Lineberger       7,580,711               0               0

Ezra Harel             7,580,711               0               0

T. Lee Provow          7,580,711               0               0

Albert Attias          7,580,711               0               0

David Sass             7,580,711               0               0


Proposal 3: Ratification of the appointment of Kost Forer & Gabbay, a Member of Ernst & Young Global, as the independent auditors and accountants for the Company for the year ending December 31, 2003.

                                NUMBER OF SHARES

                           FOR              AGAINST           ABSTAIN
                  ---------------------------------------------------------

                       7,580,711               0               0




PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are being filed with this Report:

EXHIBIT NUMBER      DESCRIPTION
2.1                 Agreement and Plan of Merger, dated July 5, 2002, among the Company, LILM Acquisition and
                    InkSure Delaware.  (Incorporated by reference to the Company's Information Statement on
                    Schedule 14C, filed with the Commission on October 8, 2002.)
2.2                 Agreement and Plan of Merger, dated July 3, 2003 among the Company and InkSure Technologies
                    (Delaware) Inc.  (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)
3.1                 Certificate of Incorporation of the Company. (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)
3.2                 By-Laws of the Company.  (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)
10.1                2002 Employee, Director and Consultant Stock Option Plan.  (Incorporated by reference to the
                    Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.)
10.2                Employment Agreement, dated as of February 6, 2002, by and between the Company and Elie
                    Housman.  (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.)
10.3                Exclusive Distribution Agreement by and between InkSure Inc. and
                    ISBAK A.S. (Istanbul Belediyeler Bakim Ulasim San Vetic A.S.) (Incorporated by reference to the
                    Amendment No. 1 to the Registration Statement on Form SB-2, filed with the Commission on June
                    26, 2003.)
31.1*               Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002, 18 U.S.C. Section 1350.
31.2*               Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002, 18 U.S.C. Section 1350.
32.1*               Certification of Principal Executive Officer and Principal Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith

(b)  Reports on Form 8-K

     1. Form 8-K filed on July 22, 2003 (Item 5. Other Events. Filed in connection with the Company's reincorporation from a Nevada corporation to a Delaware corporation).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INKSURE TECHNOLOGIES INC.

Dated: As of November 10, 2003              By: /s/ Eyal Bigon
                                                ------------------------
                                                Eyal Bigon
                                                Chief Financial Officer,
                                                Secretary, and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)



Dated: As of November 10, 2003              By: /s/ Yaron Meerfeld
                                                ------------------------
                                                Yaron Meerfeld
                                                Chief Executive Officer
                                                (Principal Executive Officer)

     Exhibit 31.1


                                  CERTIFICATION





     I, Eyal Bigon, certify that:


     1. I have reviewed this quarterly report of InkSure Technologies Inc.;


     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 10, 2003


By: /s/ Eyal Bigon
   ------------------------
   Eyal Bigon
   Chief Financial Officer, Secretary and Treasurer

     Exhibit 31.2


                                  CERTIFICATION


     I, Yaron Meerfeld, certify that:


     1. I have reviewed this quarterly report of InkSure Technologies Inc.;


     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 10, 2003


By: /s/ Yaron Meerfeld
   ------------------------
   Yaron Meerfeld
   Chief Executive Officer

     Exhibit 32.1


                                  CERTIFICATION


            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


             (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF


                          TITLE 18, UNITED STATES CODE)





     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of InkSure Technologies Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:


     The Form 10-QSB for the quarter ended September 30, 2003 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.





         Dated: November 10, 2003    By: /s/ Yaron Meerfeld
                                         ------------------------
                                         Yaron Meerfeld, Chief Executive Officer








         Dated: November 10, 2003    By: /s/ Eyal Bigon
                                         ------------------------
                                         Eyal Bigon, Chief Financial Officer







     A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.