Form 10KSB
period 2003-12-31
INKSURE TECHNOLOGIES INC
filed 2004-03-29
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark one):

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2003.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-24431

                            INKSURE TECHNOLOGIES INC.
                 (Name of small business issuer in our charter)



                DELAWARE                                84-1417774
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

        INKSURE TECHNOLOGIES INC.
               32 BROADWAY
               SUITE 1314                                 10004
              NEW YORK, NY                              (Zip Code)
 (Address of principal executive office)



                     Issuer's telephone number 212-269-0370

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

                               Yes [X]     No [_]

     Check if disclosure of delinquent filers in response to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $608,000.

     Aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $10,544,000 as of March 25, 2004.

Shares of Common Stock outstanding as of March 25, 2004: 11,982,166.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on July 7, 2004.

                                TABLE OF CONTENTS



                                                                               Page
                                                                               ----
PART I

ITEM 1.      DESCRIPTION OF BUSINESS                                             1
ITEM 2.      DESCRIPTION OF PROPERTY                                            16
ITEM 3.      LEGAL PROCEEDINGS                                                  16
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

PART II

ITEM 5       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           17
ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          19
ITEM 7       FINANCIAL STATEMENTS                                               24
ITEM 8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                           24
ITEM 8A      CONTROLS ANDPROCEDURES                                             25

PART III

ITEM 9       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 25
ITEM 10      EXECUTIVE COMPENSATION                                             25
ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         25
ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     25
ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K                                   26
ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES                             26

SIGNATURE PAGE                                                                  27

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-KSB AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF INKSURE TECHNOLOGIES INC. (TOGETHER WITH OUR SUBSIDIARIES, REFERRED TO IN THIS REPORT AS "WE", "US" AND "OUR") WITH RESPECT TO (I) OUR FINANCING PLANS, (II) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION, AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE INFORMATION CONTAINED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, THE INFORMATION UNDER "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" AND "DESCRIPTION OF BUSINESS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES. SEE "DESCRIPTION OF BUSINESS-RISK FACTORS-ALL FORWARD LOOKING STATEMENTS SHOULD BE READ WITH CAUTION."

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

     We develop, market and sell customized authentication systems designed to enhance the security of documents and branded products and to meet the growing demand for protection from counterfeiting and diversion. In this context, "counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. "Diversion" (also termed "parallel trading" or "gray market commerce") is the selling of goods (often genuine goods) in a geographic market where both wholesale and retail prices are high while falsely purchasing them for another market where wholesale prices are lower, thus taking advantage of the price difference between the two markets. We operate within the "authentication industry," an industry that includes a variety of firms providing technologies and services designed to prevent the counterfeiting and diversion of valuable documents and products. The United Kingdom's Counterfeit Intelligence Bureau estimates that losses by companies and governments from counterfeiting and diversion range from $300 billion to as high as $1 trillion annually. Security Solution Consultancy reported that their research had revealed a market of approximately $25 billion for document and product protection - a mere 5% to 6% of the total estimated losses due to counterfeiting.

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

     Our ink-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our reader. We have applied for three patents covering various methods of marking documents for the purpose of authentication and three patents related to the radio frequency ("RF") technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty. See "Description of Business -- Patents and Proprietary Technology."

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

     On October 28, 2002, we also filed an amendment of its Articles of Incorporation to, among other things, change our name from "Lil Marc, Inc." to "InkSure Technologies Inc." Effective on October 30, 2002, the OTC Bulletin Board stock symbol for our common stock was changed from "LILM" to "INKS." We conduct our operations with and through our direct and indirect subsidiaries, InkSure Inc., a Delaware corporation formed in March 2000, IST Operating Inc., a Delaware corporation formed in May 2000 (formerly known as InkSure Technologies Inc. and referred to throughout this prospectus as InkSure Delaware), and InkSure Ltd., which was formed in December 1995 under the laws of Israel. We also have a subsidiary, InkSure RF Inc., a Delaware corporation formed in March 2000, which does not currently conduct any operations.

     On July 8, 2003, we reincorporated as a Delaware corporation by merging with and into a newly formed, wholly owned subsidiary.

     MARKET OPPORTUNITY

     In general, brand owners that are victims of counterfeiting do not publicize their losses, nor do they publish their expenditures related to controlling the problem. In a survey conducted by the International Anti Counterfeiting Coalition in the year 2000, Fortune 500 companies reported that they spend an average of between $2 - $4 million per year to combat counterfeiting and some reported spending up to $10 million.

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

     Once the end user has decided to implement a security plan and introduce new security features or technology, there are various criteria by which the selected technology will be measured. We believe that our products provide a high level of security and flexibility, while remaining cost-effective. See "Business -- Competition."

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

          HIGH LEVEL OF SECURITY. Each security ink manufactured by us has a unique "signature" that is comprised of a variety of factors, including the amounts and the unique properties of the chemicals included in the ink, the type of ink, the ink color, the printing method and the substrate. Since the reader utilized by our solution reads a "full-spectrum" rather than sampling a specific point or points in a signature, a counterfeit item would have to replicate an entire unique signature - i.e., every variable upon which the signature depends - rather than merely replicating certain portions of the signature. In addition, because a coded ink's unique signature is comprised of various factors, with numerous possible permutations thereof, our inks are extremely difficult to reverse engineer. We believe that holograms, color changing inks and other more common overt security features are more easily replicated than our products. In addition, to thwart any counterfeiting attempts that successfully replicated a unique signature, we could alter any of the variables upon which a signature is comprised of and create an entirely new unique signature without significant expense.

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

MARKETING AND BUSINESS STRATEGY

     Our business strategy utilizes a "razor / razor blade" approach with respect to the sale of our readers and inks. We regard the selling of our proprietary readers as infrastructure similar to a hand held razor, while our specialty inks may be considered analogous to the blades of a razor that represent continuing sales. The potential anti-counterfeit market segments for our products can generally be divided into two major groups: documents (e.g., bank notes, checks, transportation and event tickets, pre-paid telephone cards, identification cards, and passports) and brand products (e.g., pharmaceuticals, software, automotive, toys, and apparel). We have entered into strategic relationships with Sun Chemicals Group B.V., an industry leader, to leverage the development, distribution and co-marketing of their security products.

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

     o FINANCIAL DOCUMENTS. Historically checks and other financial documents have incorporated security features in the substrate or the pre-printed form, all in an effort to protect the fixed and variable data imprinted on the document. With our technology, both fixed and variable data can now be protected directly.

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

     We have focused the bulk of our initial efforts on market segments where we have already achieved market penetration in actual sales and where we believe sales potential is highest - packaging, financial documents, entertainment (i.e., ticketing) and transportation. As a result of this focused strategy, we have increased awareness of our products in these segments, established a presence in targeted markets throughout the world, and formed strategic alliances with companies that provide access to specific markets, including the alliance we formed in June of 2003 with Sun Chemical Group B.V., the world's largest manufacturer of printing inks. See "Business -- Sales and Marketing."

SALES AND MARKETING

     Initially, we relied solely on intermediaries to market and distribute our products and services. However, we currently sell our products and services through a combination of our own sales personnel, strategic alliances and licenses with intermediaries. To date, we have established key strategic alliances or valuable relationships with end-users.

     We have entered into an alliance with ISBAK A.S. (Istanbul Belediyeler Bakim Ulasim San Ve Tic. A.S.), a corporation incorporated under the laws of Turkey, and MTM Guvenlik ve Holografik Kart Sistemleri A.S., a corporation incorporated under the laws of Turkey. Pursuant to this agreement dated July 2001, MTM Guvenlik and us will provide certain products and services to ISBAK, which is creating a secured ticketing system for public transportation in the City of Istanbul and providing ticket readers for public buses in the City of Istanbul. During the fiscal year ended December 31, 2002, ISBAK purchased a quantity of ink sufficient to produce at least 200 million tickets and 2,700 readers. During the fiscal year ended December 31, 2003, ISBAK purchased a quantity of ink sufficient to produce an additional 90 million tickets. The term of the agreement is three years. Revenues from this agreement were $2,000,000 for the fiscal year ended December 31, 2002, representing approximately 74% of our revenues for that year, and $463,000 for the fiscal year ended December 31, 2003, representing approximately 76% of our revenues for such fiscal year Currently, ISBAK is our largest customer, and the bulk of our revenues are dependent upon the agreement with ISBAK.

     On June 9, 2003 we entered into a strategic marketing alliance with Sun Chemical Group B.V., the world's largest manufacturer of printing inks. Under such alliance, Sun Chemical will work with us to offer machine-readable ink-based brand and document authentication solutions under the SunSure(TM) brand name. This agreement is terminable by either party on 180 days notice, which such termination becoming effective on April 1, 2005. Revenues under this agreement were $77,000 for the fiscal year ended December 31, 2003.

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

     We have designed several generic readers that provide different levels of security for the various target applications. For specific projects, due to the flexibility upon which the technology is built, we customize the generic readers to fit customer needs according to size and speed. Our current line of products, which support our customizable solutions, include the following:

o    SIGNASURE(TM) -- ADVANCED AUTHENTICATION READERS FOR SMART PROTECTION

     We believe that our new SignaSure(TM) series features advanced readers for fast, on-the-spot authentication of sensitive documents and branded products. The SignaSure(TM) readers are equipped with technology to provide users with maximum value by combining high security, exceptional functionality and cost effective solutions. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert SmartInk(TM) codes, which are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using standard printing processes, onto documents, tickets, product packaging and labels.

o    TRANSURE(TM) -- AUTOMATIC ANTI-COUNTERFEITING PUBLIC & MASS TRANSIT TICKETS


     We believe that our high-speed and automated TranSure(TM) Security Tickets system improves travelers' satisfaction, enhances security, curbs revenue loss and provides new earning streams. This tickets system has numerous applications such as Mass Transit (bus, rail and tram) System Entry, Travel and Flight Tickets, Automatic Fare Collection (AFC) Systems and Access Control Gate (ACG) Systems.


     We have developed an advanced automatic secure admission tickets and passes system for public transportation and mass-transit systems to prevent the loss of income caused by counterfeit tickets. This system contains features such as invisible coded ink. Our electro-optic detector can only decode these invisible features. Our unique security tickets system is highly flexible and customizable and therefore, can protect all types of tickets: paper cards, PVC, PET, Teslin, magnetic cards, smart cards, contactless smart cards, etc. Our machine-readable encoded tickets ensure maximum security and are processed in fractions of a second, which allows mass-quantity processing and on spot processing (such as at the point-of-entrance to a terminal).

o SORTSURE(TM) -- IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY CONTROL AND AUDIT FUNCTION

     Our new SortSure(TM) readers provide high-speed authentication in mass quantities. The embedded OEM kits enable seamless integration within existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers.

     The readers utilize proprietary technology and unique electro-optical techniques to authenticate covert SmartInk(TM) codes, which are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using standard printing processes, onto documents, tickets, product packaging and labels.

o    SMARTINK(TM) -- MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED SECURITY

     Our SmartInk(TM) codes are secure encoded inks and coatings that provide authentication solutions ranging from a definitive "yes/no" verification to multi functional systems that allow for item identification, track & trace functionality, real-time encoding and debiting applications. SmartInk(TM)codes are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using any standard printing process, onto documents, tickets, product packaging and labels. All SmartInk(TM) marker/carrier mixtures are allocated with covert signatures, that, while being completely invisible and protected from reverse-engineering attempts, are easily detected by our line of readers, the handheld field verification SignaSure(TM) readers, the automatic TranSure(TM) reader or the high speed SortSure(TM) validator.

o    HOLOSURE(TM) -- COMBINING COVERT & OVERT SECURITY: A MULTI-TIER PROTECTION

     The HoloSure(TM), Machine-Readable Hologram System consists of: a Holographic image and a machine readable, coding. The HoloSure(TM)system combines the benefits of both systems into one feature that contains multiple levels of security.

     The machine-readable element is a unique fingerprint signature of a highly secure code, incorporated in the hologram during standard production. The combination of this with an advanced decoding system, and processing multiple and changeable parameters provides a high level of protection.

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

     o Security printers, which are generally well established companies whose core business is printing. Security printing tends to be segregated from the bulk of the printing industry, implementing fundamentally the same technologies as those generally used by the printing industry but with specific 'twists' that are more complex, difficult to access or expensive to use.

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

     o Conclusiveness (i.e., Can the technology provide conclusive evidence of counterfeiting-).

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

     We pursue a process-oriented strategy in which it conducts efforts aimed at developing new or enhanced classes of products and services. As part of this strategy, we work closely with current and potential customers, distributors and other members of the industry to identify market needs and define appropriate product specifications. Our research and development expenditures totaled approximately $809,000 and $1,184,000 for fiscal years 2002 and 2003, respectively.

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

PATENTS AND PROPRIETARY TECHNOLOGY

     Although our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, and although we will continue to seek the supplemental protection afforded by patents, we generally consider protection of our products, processes and materials to be more dependent upon proprietary knowledge, know-how and rapid assimilation of innovations than patent protection. We have applied for three patents covering various methods of marking documents for the purpose of authentication and three patents related to the RF technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty.

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

     Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether any of our patent applications will result in the issuance of any patents, or whether patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents issue, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us.

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

EMPLOYEES

     At March 25, 2004, we had 13 employees located in Israel, including seven engineers, one sales and marketing personnel, three management and administrative personnel, and two operations personnel. In addition, as of March 25, 2004, we had five employees located in the United States, one of whom is a member of our management, one of whom manages our operations in the United States, with the remaining three being sales and marketing personnel. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly skilled employees.

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

RECENT DEVELOPMENTS

     PIPE TRANSACTION

     In March 2004, we sold $1,295,000 of units in a private placement to accredited investors, at a price per unit equal to $0.68, which was 85% of the average of the last reported bid and ask prices for the 30 business days prior to the date of the closing of such private placement. Each unit sold consisted of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at an exercise price of $1.00 per share. The private placement closed on March 26, 2004.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS; WE MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred substantial losses and negative cash flows since our inception. We had an accumulated deficit of approximately $7,713,000 at December 31, 2003 and had a working capital (current assets less current liabilities) of approximately $1,581,000 at December 31, 2003. We incurred losses of approximately $2,965,000 for the year ended December 31, 2003. We expect to spend significant amounts to enhance our products and services, develop further sales and operations, and fund expansion. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE WILL FACE A NEED FOR ADDITIONAL CAPITAL AND MAY NEED TO CURTAIL OUR OPERATIONS IF IT IS NOT AVAILABLE.

     We believe that our current cash and cash equivalents will satisfy our operating capital needs for at least fifteen months based upon our currently anticipated business activities. We will need additional capital even within fifteen months if we undertake large projects. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which would adversely affect our prospects, business, operating results and financial condition by forcing us to curtail our operations or not pursue opportunities which present themselves.

IF WE CONTINUE TO RELY ON ONE MAJOR CUSTOMER FOR MOST OF OUR REVENUES, THE LOSS OF SUCH CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS.

     For the fiscal year ended December 31, 2003, our relationship with ISBAK A.S. accounted for approximately 76% of our revenue. The loss of such customer, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     We generate all of our revenue from sales and licensing of products relating to the "authentication industry." The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services could be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future.

     WE HAVE A LONG AND VARIABLE SALES CYCLE WHICH CAN RESULT IN SIGNIFICANT FLUCTUATIONS IN OUR REVENUE FROM QUARTER TO QUARTER.

     The sales cycle of our products, which is the period of time between the identification of a potential customer and completion of the sale, is typically long and subject to a number of significant risks over which we have little control. As our operating expenses are based on anticipated revenue levels, a small fluctuation in the timing of sales can cause our quarterly operating results to vary significantly from period to period. If revenue falls significantly below anticipated levels, our business would be seriously harmed. Investors can also anticipate uneven revenue results, which may be reflected in a volatile market price for our stock.

WE FACE POTENTIAL LIABILITY DUE TO PRODUCT DEFECTS AND MAY INCUR SIGNIFICANT LIABILITIES IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

     Authentication products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may be found in new authentication products after commencement of commercial shipments resulting in product recalls and market rejection of our authentication products and resulting in damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. In addition, our product liability insurance, if any, may be insufficient to cover claims related errors or defects in our authentication products.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE AUTHENTICATION MARKET.

     Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard protection of our proprietary rights as critical to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have applied for three patents covering various methods of marking documents for the purpose of authentication and three patents related to the radio frequency authentication and security technology, or RF technology, being developed by us, but have not received any patents. We are also seeking protection under the Patent Cooperation Treaty. We may file for additional patents as we determine appropriate. A patent may not be issued with respect to any patent application filed by us or the scope of any claims granted in any patent may not provide meaningful proprietary protection or a competitive advantage to us. The validity or enforceability of patents which may be issued or licensed to may be challenged by others and, if challenged, may not be upheld by a court. In addition, competitors may be able to circumvent any patents that may be issued or licensed to us. Due to our reliance on our proprietary technology, our inability to protect our proprietary rights adequately would have a material adverse effect on us.

     We generally have entered into agreements containing confidentiality and nondisclosure provisions with our employees and consultants and limits access to and distribution of our documentation and other proprietary information. However, the steps taken by us may not prevent misappropriation of our technology and agreements entered into for that purpose may not be enforceable.

     Notwithstanding the precautions taken by us, a third party may be able to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Policing unauthorized use of our technology is difficult. The laws of other countries may afford us little or no effective protection of our intellectual property. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could have a material adverse effect on our business, operating results, and financial condition due to the substantial costs and diversion of resources. See "Business, Risk Factors -- We are a co-defendant in a litigation, and we could incur significant liabilities in defense of this lawsuit or in damages if our defense is unsuccessful."

     In addition, we have entered into several agreements pursuant to which we have granted third parties broad, exclusive rights to distribute and sell certain of our technology, subject to customary provisions governing confidentiality and nondisclosure. Failure of these third parties to effectively market products and services based upon our technology could have a material adverse effect on our business, operating results, and financial condition due to the lack of revenues expected to be generated from such agreements.

WE WILL HAVE TO KEEP PACE WITH NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE IN ORDER TO REMAIN COMPETITIVE IN THE MARKETPLACE.

     If we are able to sufficiently penetrate the market with our products and services, our future success will depend upon our ability to keep pace with technological developments and respond to evolving customer demands. Failure to anticipate or respond adequately to technological developments or significant delays in product development could damage our potential position in the marketplace and could have a material adverse effect on our business, operating results, and financial condition. With our current limited financial and technical resources, we may not be able to develop or market new products, services or enhancements to our existing product and service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market products and services and product and service enhancements could have a material adverse effect on our business, operating results and financial condition. See "Business Risk Factors-- If our product offerings are not accepted by the market, our business may be adversely affected."

WE FACE COMPETITION AND PRICING PRESSURES FROM LARGER, WELL FINANCED AND MORE RECOGNIZED COMPANIES AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE WITH SUCH COMPANIES.

     The market for our products and services is highly competitive. Many of our competitors have far greater financial, human, and other resources. Barriers to entry in our business are relatively insubstantial and companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as those with far greater name recognition than us, may also attempt to enter the market. We believe that our ability to compete depends on our technology and price, as well as on our distribution channels and the quality of products and services. If we do not successfully compete, we will not generate significant revenues or profits.

WE DEPEND ON THIRD PARTIES FOR INFRASTRUCTURE AND SUPPLIES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

     With regard to our products, we are dependent in part on the availability of equipment, supplies and services provided by independent third parties. Currently we use a limited number of suppliers in order to take advantage of volume discounts. If one of our suppliers were unable to meet our supply demands and we could not quickly replace the source of supply, it could have a material adverse effect on our business, operating results and financial condition, for reasons including a delay of receipt of revenues and damage to our business reputation.

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY EMPLOYEES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

     Our success depends to a large degree upon the skills of our senior management team and current key employees and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We do not maintain key person life insurance for any of our officers or key employees. We require our executives and key employees to enter non-competition agreements with us. Due to our reliance on our senior management and key employees, the loss of any of our key executives, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN AND SUCH MISMANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY TO GROW.

     We anticipate a period of significant growth in connection with expansion of our marketing efforts and business. The resulting strain on our managerial, operational, financial, and other resources could be significant and could render our increased marketing efforts useless. Our ability to manage our growth effectively will require us to continue to improve our operations, financial and managerial controls, reporting systems and procedures. If we are successful in achieving our growth plans, such growth is likely to result in increased responsibility for our management; and our management may not be able to successfully manage such growth due to their lack of experience in managing companies of our size.

OUR SPECIALTY INKS INCLUDE VARIOUS CHEMICALS AND ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS, FOR WHICH WE COULD INCUR SIGNIFICANT LIABILITIES FOR PROBLEMS RELATING TO THEIR SHIPPING AND STORAGE.

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

SOME OF OUR PRODUCTS IN DEVELOPMENT WILL BE SUBJECT TO GOVERNMENT REGULATION OF RADIO FREQUENCY TECHNOLOGY WHICH COULD CAUSE A DELAY OR INABILITY TO INTRODUCE SUCH PRODUCTS IN THE UNITED STATES' AND OTHER MARKETS.

     The rules and regulations of the United States Federal Communications Commission, or the FCC, limit the radio frequency used by and level of power emitting from electronic equipment. Our scanning device and the next-generation radio frequency technology scanning equipment will be required to comply with these FCC rules which may require certification, verification or registration of the equipment with the FCC. Currently we do not have FCC approval for our equipment. Certification and verification of new equipment requires testing to ensure the equipment's compliance with the FCC's rules. The equipment must be labeled according to the FCC's rules to show compliance with these rules. Testing, processing of the FCC's equipment certificate or FCC registration, and labeling may increase development and production costs and could delay introduction of our verification scanning device and next-generation radio frequency technology scanning equipment into the United States' market. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could subject us to monetary action or an injunction and could have a material adverse effect on our business, operating results and financial condition. In addition, certain other countries may impose similar or more burdensome regulations.

WE ARE A CO-DEFENDANT IN A LITIGATION, AND WE COULD INCUR SIGNIFICANT LIABILITIES IN DEFENSE OF THIS LAWSUIT OR IN DAMAGES IF OUR DEFENSE IS UNSUCCESSFUL.

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. We received a letter, dated March 8, 2004, from the law firm of Yossi Avraham & Co., which stated that, based on the facts provided to it by Supercom and InkSure Ltd., the probability is small that a court would grant either the permanent injunction or a substantial amount of damages in connection with Secu-Systems' complaint. On January 19, 2004 we submitted our closing arguments to the court. Secu-Systems had until March 22, 2004 to reply to our closing arguments. We expect the Court to render its decision in the fourth quarter of 2004. If Secu-Systems were to win the litigation we could be forced to make a one-time payment in connection with past damages and/or payments based on our future revenues and profits. Such payments could have a material adverse effect on our business, operating results and financial condition. We offered a settlement amount to Secu-Systems which was rejected.

CONDITIONS IN ISRAEL AFFECT THE OPERATIONS OF OUR SUBSIDIARY IN ISRAEL AND MAY LIMIT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

     InkSure Ltd., our principal operating subsidiary, is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Political, economic and military conditions in Israel directly affect InkSure Ltd.'s operations. Since the establishment of the state of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip, negotiations between Israel and the Palestinian Authority have ceased and there has been increased military activity characterized by some as war. More recently, violence has spread to Jerusalem and areas near Tel Aviv. Furthermore, several countries still restrict trade with Israeli companies, which may limit our ability to make sales, or purchase components from, in those countries. Any future armed conflict, political instability, continued violence in the region or restrictions could limit our ability to operate our business and could have a material adverse effect on our business, operating results and financial condition.

OUR OPERATIONS COULD BE DISRUPTED AS A RESULT OF THE OBLIGATION OF MANAGEMENT OR KEY PERSONNEL OF INKSURE LTD. TO PERFORM MILITARY SERVICE.

     Generally, all male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances. Some of the officers and employees of InkSure Ltd. are currently obligated to perform annual reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of InkSure Ltd.'s officers or key employees due to military service. Any such disruption could limit our ability to operate our business and could affect our business, results and financial condition.

UNDER CURRENT ISRAELI LAW, INKSURE LTD. MAY NOT BE ABLE TO ENFORCE COVENANTS NOT TO COMPETE WHICH COULD HAVE A NEGATIVE EFFECT ON OUR OPERATIONS IN ISRAEL.

     InkSure Ltd. has non-competition agreements with all of its employees. These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, we have been advised by our Israeli counsel, Yossi Avraham & Co., that Israeli courts are reluctant to enforce non-compete undertakings of former employees.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE UNITED STATES DOLLAR AND FOREIGN CURRENCIES MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     We incur expenses for our operations in Israel in new Israeli shekels (NIS) and translate these amounts into United States dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily Israeli shekels, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price. In addition, future currency exchange losses may increase if we become subject to exchange control regulations restricting our ability to convert local currencies into United States dollars or other currencies.

WE ARE EXPOSED TO SPECIAL RISKS IN FOREIGN MARKETS WHICH MAY RESTRICT OUR ABILITY TO CONVERT LOCAL CURRENCY INTO UNITED STATES DOLLARS OR ISRAELI SHEKELS AND THEREBY FORCE US TO CURTAIL OUR BUSINESS OPERATIONS.

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

UNDER ISRAELI LAW, OUR STOCKHOLDERS MAY FACE DIFFICULTIES IN THE ENFORCEMENT OF CIVIL LIABILITIES AGAINST OUR SUBSIDIARY INKSURE LTD., ITS OFFICERS, DIRECTORS OR PROFESSIONAL ADVISORS.

     InkSure Ltd. is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Certain of the directors and InkSure Ltd.'s professional advisors are residents of Israel or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon InkSure Ltd. or upon any such directors or professional advisors or to realize in the United States upon judgments of United States' courts predicated upon civil liability of InkSure Ltd. or such persons under United States federal securities laws. InkSure Ltd. has been advised by our Israeli counsel, Yossi Avraham & Co., that Israeli courts may not (i) enforce judgments of United States' courts obtained against InkSure Ltd. or such directors or professional advisors predicated solely upon the civil liabilities provisions of United States' federal securities laws, or (ii) impose liabilities in original actions against InkSure Ltd. or such directors and professional advisors predicated solely upon such United States' laws. However, subject to certain time limitations, Israeli courts will enforce foreign (including United States) final executory judgments for liquidated amounts in civil matters, obtained after due trial before a court of competent jurisdiction which recognizes similar Israeli judgments, provided that (1) due process has been observed, (2) such judgments or the execution thereof are not contrary to Israeli law, public policy, security or sovereignty, (3) such judgments were not obtained by fraud and do not conflict with any other valid judgment in the same matter between the same parties and (4) an action between the same parties in the same matter is not pending in any Israeli court at the time the law suit is instituted in the foreign court.

WE HAVE A STOCKHOLDER THAT IS ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

     ICTS International, N.V., beneficially owns, as of March 25, 2004, 4,368,394 shares of our common stock, representing approximately 36.2% of our outstanding common stock. Such ownership interest gives ICTS substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement and such influence could make us a less attractive acquisition or investment target.

WE ARE DISPUTING THE VALIDITY OF THE ISSUANCE OF AN OPTION TO PURCHASE SHARES OF INKSURE DELAWARE COMMON STOCK, WHICH IF DETERMINED TO BE VALID WOULD INCREASE THE NUMBER OF OUR SHARES OF COMMON STOCK OUTSTANDING ON A FULLY DILUTED BASIS.

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

OUR CERTIFICATE OF INCORPORATION CONTAINS ANTI-TAKEOVER PROVISIONS WHICH COULD ADVERSELY AFFECT THE VOTING POWER OR OTHER RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

     Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and our board of directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Such authority, together with certain provisions of Delaware law and of our certificate of incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders of the common stock. Although we have no present intention to issue any additional shares of our preferred stock, we may do so in the future. The board of directors of a Delaware corporation may issue rights, options, warrants or other convertible securities, (hereinafter the "rights"), entitling the holders of the rights to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the board of directors. Our board of directors is free, subject to their fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude "significant stockholders," as defined, from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing contained in our certificate of incorporation will prohibit our board of directors from using these types of rights in this manner.

WE HAVE NEVER PAID COMMON STOCK DIVIDENDS AND ARE UNLIKELY TO DO SO FOR THE FORESEEABLE FUTURE.

     We have never paid cash or other dividends on our common stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends on our common stock in the foreseeable future.

THE TRADING OF OUR COMMON STOCK IS VOLATILE WHICH MAY PREVENT A STOCKHOLDER FROM SELLING ITS STOCK AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to March 25, 2004, our common stock traded at prices ranging from $2.00 to $0.50. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

"PENNY STOCK" RULES MAY RESTRICT THE MARKET FOR OUR COMMON STOCK AND MAY AFFECT OUR STOCKHOLDERS' ABILITY TO SELL THEIR SHARES IN THE SECONDARY MARKET.

     Our common stock is subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq small-cap or national market systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock and may affect our stockholders' ability to sell their shares in the secondary market.

ITEM 2.    DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 2,000 square feet of space in New York, NY pursuant to a lease expiring in February 2008. Monthly lease payments are approximately $3,600 per month. We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 1,476 square feet pursuant to a lease expiring in July 2004. Monthly lease payments are approximately $3,700 per month.

ITEM 3.    LEGAL PROCEEDINGS.

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. We received a letter, dated March 8, 2004, from the law firm of Yossi Avraham & Co., which states that, based on the facts provided to it by Supercom and InkSure Ltd., the chances are good that a court would not grant the permanent injunction or award damages of a substantial amount in connection with the litigation. On January 19, 2004 we submitted our closing arguments to the court. Secu-Systems had until March 22, 2004 to reply to our closing arguments. We expect the Court render a decision in the fourth quarter of 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matters were submitted during the fourth quarter of the year ended December 31, 2003.

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



                                                    High           Low
                                                    ----           ---
CALENDAR YEAR 2002
      1st Quarter                                  $0.722         $0.296
      2nd Quarter                                  $2.037         $0.296
      3rd Quarter                                  $2.13          $1.87
      4th Quarter                                  $2.50          $1.30

CALENDAR YEAR 2003
      1st Quarter                                  $2.45          $1.45
      2nd Quarter                                  $2.00          $1.30
      3rd Quarter                                  $1.50          $1.30
      4th Quarter                                  $1.40          $1.05

CALENDAR YEAR 2004
      1st Quarter (through March 25, 2003)         $1.20          $0.50



     As of March 25, 2004, the high and low bid prices per share of common stock as reported by the Over the Counter Bulletin Board under the symbol "INKS" were $0.88 and $0.88 respectively and there were approximately 100 holders of record of the common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2003. Our stockholder approved equity compensation plans consist of the 2002 Stock Option Plan. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.


                                                                                        Number of securities
                                                                                      remaining available for
                       Number of securities to be       Weighted-average exercise   future issuance under equity
                        issued upon exercise of           price of outstanding     compensation plans (excluding
                     outstanding options, warrants       options, warrants and        securities reflected in
                               and rights                       rights                        column (a))
   PLAN CATEGORY                        (A)                         (B)                           (C)
Equity
compensation plans
approved by
security holders                      548,047                     $1.177                        2,951,953

Equity
compensation plans
not approved by
security holders                    2,485,928(1)                  $1.814                                0
                                    -----------                                                -----------
       TOTAL                        3,033,975                                                   2,951,953




(1) Does not include options to purchase 300,840 shares of InkSure Delaware common stock which we believe was not validly issued.


     We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have either already registered or agreed to register for resale the common stock underlying all of these plans.

     o Commonwealth Associates, L.P. warrants, dated July 5, 2002, July 31, 2002 and September 6, 2002: warrants to purchase shares of InkSure Delaware common stock in connection with Commonwealth's role as placement agent in a private placement of InkSure Delaware's securities. The warrants were to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at an exercise price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock.

     o Elie Housman option, dated February 6, 2002: options to purchase shares 478,469 shares of InkSure Delaware common stock at an exercise price of $0.966 per share, with an expiration date of February 6, 2009. In connection with the merger of InkSure Delaware with our wholly owned subsidiary these options to purchase shares of InkSure Delaware common stock were converted into options to purchase shares of our common stock.

     In connection with the September 2002 private placement, InkSure Delaware issued 67 five-year warrants to the investors in such private placement. In the aggregate, this represented the issuance of warrants to purchase 1,456,526 Shares of InkSure Delaware common stock at a price of $2.17 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, all warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock.

EQUITY TRANSACTIONS

     We consummated the following equity transactions, each exempt from the registration requirements under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:

JANUARY 2002 PRIVATE PLACEMENT

     In January 2002, InkSure Delaware issued 356,630 shares of its common stock, for a purchase price of $250,000 in cash. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, the shares of InkSure Delaware common stock were converted into shares of our common stock.

FEBRUARY 2002 PRIVATE PLACEMENT

     In February 2002, InkSure Delaware issued 142,653 shares of its common stock for a purchase price of $100,000. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, the shares of InkSure Delaware common stock were converted into shares of our common stock.

MARCH 2002 SALE OF SERIES A CONVERTIBLE PREFERRED STOCK

     On March 4, 2002, InkSure Delaware, entered into a Stock Purchase Agreement with Supercom Ltd. and El-Ad Ink LLC. Pursuant to the Stock Purchase Agreement, Supercom Ltd. sold 1,141,553 shares of InkSure Delaware Series A Preferred Stock which it owned to El-Ad Ink LLC and InkSure Delaware issued 171,232 shares of Series A Preferred Stock to El-Ad Ink LLC. The Series A Preferred stock had a liquidation preference of $0.876 per share and was convertible into an aggregate of 1,498,613 shares of InkSure Delaware common stock, subject to adjustment under certain circumstances. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, all of the shares of InkSure Delaware Series A Preferred Stock converted into shares of our common stock and was subsequently exchanged for shares of our common stock.

SEPTEMBER 2002 PRIVATE PLACEMENT OF UNITS

     In the third quarter of the fiscal year ended December 31, 2002, InkSure Delaware received gross proceeds of $6,700,000 in three tranches, with the third tranch closing on September 6, 2002, from the private sale to investors of 67 units, with each unit consisting of 62,112 shares of InkSure Delaware common stock and a five-year warrant to purchase 21,739 shares of InkSure Delaware common stock at a price of $2.17 per share. In the aggregate this represented a sale to the investors of 4,161,505 shares of common stock and warrants to purchase 1,456,526 shares of common stock, which at the time represented approximately 43% of InkSure Delaware's outstanding common stock on a fully diluted basis. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, all of the shares of InkSure Delaware common stock issued in the private placement were exchanged for shares of our common stock and all warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. Commonwealth Associates, L.P. acted as the placement agent in such private placement.

     In connection with the September 2002 private placement, InkSure Delaware paid Commonwealth Associates, L.P., a registered broker-dealer, a $569,500 cash fee and issued three five-year warrants to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at a price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. In December 2002, Commonwealth distributed these warrants to certain of its employees and affiliates.

MARCH 2004 PRIVATE PLACEMENT OF UNITS

In March 2004, we sold $1,295,000 of units in a private placement to accredited investors, at a price per unit equal to $0.68, which was 85% of the average of the last reported bid and ask prices for the 30 business days prior to the date of the closing of such private placement. Each unit sold consisted of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at an exercise price of $1.00 per share. The private placement closed on March 26, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

     We specialize in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud, and diversion. By creating "Smart Protection" systems from proprietary machine-readable authentication technologies, we help companies and organizations worldwide regain control over their most valuable assets, their products, their reputation and their revenues. We employ a team of experts in the fields of material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security systems for data and asset integrity within the customer' existing infrastructure and environment.

     Our SmartInkTM solutions enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings. The combination of markers, inks and materials produce electro-optic "signatures", unique codes that are seamlessly incorporated into the printed media used by the customer. Proprietary computerized readers, available in hand-held, stationary and modular kit configurations, quickly verify these codes by manual or automatic operation. By focusing on customer driven solutions, we are able to offer added value through enhanced reader functionality, including high-speed automatic sorting, one-to-many code matching, first and second level track and trace, code activation at the point of distribution and detrimental authentication for debit applications. The inherent flexibility of our technology also enables overlaying the machine-readable codes onto holograms and other overt features, resulting in multi-layered security that is both effective and economical.

     FACTORS AFFECTING FUTURE RESULTS

     INDUSTRY AND ECONOMIC FACTORS: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; supply disruptions; technological advances, including advances in security technology and advances in technology relating to security usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative security sources or product substitutes. Currently, the economy in general is suffering. As a result, raising capital has become extremely difficult, and there is pressure on the pricing of our products and services.

     COMPETITIVE FACTORS: The brand and document protection industry is competitive. There is competition with the traditional document protection suppliers (mainly protection for bank notes) and also with other emergent "next generation" technology providers. We compete with other firms in the sale and purchase of various products and services in many national and international markets and employ all methods of competition, which are lawful and appropriate for such purposes. We believe that a key component of our competitive position is our technology.

     POLITICAL FACTORS: Our operations and earnings have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production; imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of our facilities, particularly those that are located in Israel; price controls; expropriation of property; and the cancellation of contract rights. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable.

     PROJECT FACTORS: In addition to the factors cited above, the advancement, cost and results of particular projects depend on the outcome of negotiations with potential partners, governments, suppliers, customers or iother third parties; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

     RISK FACTORS: See "Risk Factors" for discussion of the impact of market risks, financial risks and other uncertainties.

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in 2003 consisted of revenues from ink sales under our multiple-year sales agreement related to the transportation project in Turkey; initial sales related to the agreement with Sun Chemical; a new project in Turkey; and an initial order from Mercury Tickets that is related to sports tickets.

     COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense and depreciation.

     Our cost of revenues consists primarily of materials including taggants and electronic and optical parts, sub-contractors and compensation costs for our operations staff.

     Our research and development expenses consist primarily of costs associated with development of new generic products and the development of new products related to customer projects. These expenses may fluctuate as a percentage of revenue depending on the projects undertaken during the reporting period. Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred.

     Our selling and marketing expenses consist primarily of costs associated with our direct sales force that have been incurred to attract potential business customers, professional advisors and commissions. We anticipate that as we add new customers we will be able to spread these costs over a larger revenue base and accordingly improve our operating margins.

     Our general and administrative expenses consist primarily of costs related to compensation and employees benefits of our management (including the costs of directors' and officers' insurance), legal and accounting fees, as well as the expenses associated with being a publicly traded company.

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2003. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", or SAB No. 104, when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. When a right of return exists, we defer revenues until the right of return expires. We do not grant a right of return to our customers.

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The adoption of EITF Issue No. 00-21 did not have a material impact upon our financial position, cash flows or results of operations in 2003.

     INVENTORIES. Inventories are stated at the lower of cost or net realizable value. Cost is determined by calculating raw materials, work in process and finished products using the "first in, first out" method.

     OTHER ACCRUED EXPENSES . We also maintain other accrued expenses. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.

     DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to uncertainties related to the our ability to utilize some portion of the deferred tax assets, a valuation allowance of approximately $960,000 has been recorded as of December 31, 2003.

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

     Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:


                           YEAR ENDED DECEMBER 31,

                             2003     2002
                             ----     ----
Revenues                      100%     100%
Cost of Revenues               22       15
                             ----     ----
Gross profit                   78       85

Operating expenses:
Research and development      195       30
Selling and marketing         256       61
General and administrative    120       18
                             ----     ----
Total operating expenses      571      109

Operating loss               (493)     (24)
Financial income, net           6        1
                             ----     ----
Net loss                     (487)     (23)
                             ====     ====


YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

     REVENUES. Revenues consist of gross sales of products less discounts and refunds. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. This affected our results in 2003. Our revenues decreased by $2,085,000, or 77%, to $608,000 in 2003 from $2,693,000 in 2002, primarily due to the long sales cycle required for entering into new sales agreements. Revenue in 2002 consisted primarily of the first shipments of equipment and ink and the provision of implementation services in connection with the transportation project in Turkey; whereas in 2003 our revenues under this agreement consisted primarily of sales of ink. Accordingly, revenues from this agreement were approximately $2,000,000 for the fiscal year ended December 31, 2002 and $463,000 for the fiscal year ended December 31, 2003. As this is our largest customer, such a drop in revenues has a large impact on our overall revenues.

     COST OF REVENUES. Cost of revenues consists of materials, sub-contractors and compensation costs. Cost of sales decreased by $268,000, or 67%, to $134,000 in 2003 from $402,000 in 2002. The decrease in cost of revenues is mainly due to the decrease of sales. Cost of revenues as a percentage of sales was 22% in 2003, compared with 15% in 2002.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $375,000, or 46%, to $1,184,000 in 2003 from $809,000 in 2002. This increase was primarily a result of the expenses related to the new SignaSure(TM) reader that had been developed during 2003.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $81,000, or 5%, to $1, 560,000 in 2003 from $1,641,000 in 2002. This decrease was primarily a result of the decrease of sales. We believe that the significant investment in pre-sales and marketing activities over time will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, office maintenance, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $242,000, or 49%, to $730,000 in 2003 from $488,000 in 2002. This increase was primarily a result of the merger at the end of 2002 and the higher D&O insurance, legal and accounting costs related to our being a public company.

     FINANCIAL INCOME, NET. Financial income, net increased by $11,000, or 42%, to $37,000 in 2003 from $26,000 in 2002 due to the interest earned on capital raised in the third quarter of the fiscal year ended December 31, 2002.

     NET LOSS. We had a net loss of $2,965,000 in 2003, compared with a net loss of $621,000 in 2002, which is an increase of $2,344,000, or 377%. The increase in net loss in 2003 in comparison with 2002 is primarily due to our decrease in sales and to a lesser extent attributable to the various other factors described above.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $7,713,000 at December 31, 2003, and had a working capital (current assets less current liabilities) of approximately $1,581,000 at December 31, 2003.

     Capital expenditures were approximately $33,000 in 2003 and $32,000 in 2002. These expenditures were principally for machinery, computers and research and development equipment purchases. We do not have any material commitments for capital expenditures for the year ending December 31, 2004.

     At December 31, 2003, we had cash, cash equivalents and short term deposits of approximately $1,453,000 ($4,276 in 2002) and $0 short-term bank credit ($0 in 2002). The differences from December 31, 2003 to December 31, 2002 is due to decrease in sales and due to the continuing investments in research and development and sales and marketing expenses. We generated negative cash flow from operating activities of approximately $2,788,000 during 2003 compared to $1,034,000 during 2002.

     Our investing activities provided cash of $4,065,000 during 2003 and used cash of $4,032,000 in 2002. In 2002 we invested approximately $4,000,000 in short term bank deposits and in 2003 we used the proceeds from these bank deposits to finance our operations. Our policy is to invest our funds in short term deposits.

     In March 2004, we sold $1,295,000 of units in a private placement to accredited investors, at a price per unit equal to $0.68, which was 85% of the average of the last reported bid and ask prices for the 30 business days prior to the date of the closing of such private placement. Each unit sold consisted of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at an exercise price of $1.00 per share. The private placement closed on March 26, 2004.

     We believe that cash generated from operations and cash from the March 2004 private placement will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next fifteen months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

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

     Our research and development expenses were approximately $874,000 in 2001, $809,000 in 2002 and $1,184,000 in 2003. To date, all research and development expenses have been charged to operating expense as incurred. We currently hold six pending patents on our technologies.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at December 31, 2003 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is $412,000 until 2008. See Note 7 to the Consolidated Financial Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

ITEM 7.    FINANCIAL STATEMENTS.

     The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 28, 2002, we decided to dismiss Berenson & Company LLP as our independent auditor and decided to engage Kost, Forer, Gabbay & Kasierer, a member of Ernst and Young Global, to audit our financial statements since the 2002 fiscal year. Kost, Forer, Gabbay & Kasierer had been the auditors of InkSure Delaware since its incorporation, and following the consummation of the merger, our management decided to continue to use InkSure Delaware's former independent auditors.

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

     During our two most recent fiscal years ended December 31, 2003, other than in connection with the merger, we did not consult with Kost, Forer, Gabbay & Kasierer regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A.      CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

     (b) Changes in Internal Controls. We have evaluated our internal control over financial reporting as of the end of our fourth fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Management", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2004 is hereby incorporated by reference.

ITEM 10.     EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2004 is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2004 is hereby incorporated by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2004 is hereby incorporated by reference.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits



Exhibit No.          Description
-----------          -----------
2.1                  Agreement and Plan of Merger, dated July 5, among the Company, LILM Acquisition and InkSure
                     Delaware.  (Incorporated by reference to the Company's Information Statement on Schedule 14C,
                     filed with the Commission on October 8, 2002.)
3.1                  Certificate of Change in Number of Authorized Shares of Class and Series of the Company.
                     (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on November 8, 2002.)
3.2                  Certificate of Amendment of Articles of Incorporation of the Company. (Incorporated by
                     reference to the Company's report filed on Form 8-K, filed with the Commission on November 8,
                     2002.)
3.3                  Articles of Incorporation of the Company.  (Incorporated by reference to the Company's Form
                     10-SB, filed with the Commission on June 10, 1998.)
3.4                  Amendment to By-Laws of the Company.  (Incorporated by reference to the Company's Quarterly
                     Report on Form 10-QSB, filed with the Commission on November 14, 2002.)
3.5                  By-Laws of the Company.  (Incorporated by reference to the Company's Form 10-SB, filed with the
                     Commission on June 10, 1998.)
10.1                 2002 Employee, Director and Consultant Stock Option Plan.  (Incorporated by reference to the
                     Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002)
10.2                 Employment Agreement, dated as of February 6, 2002, by and between the Company and Elie
                     Housman.  (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.)
16.1                 Letter from Berenson & Company, LLP.  (Incorporated by reference to the Company's Periodic
                     Report on Form 8-K, filed with the Commission on November 25, 2002.)
21.1                 Subsidiaries of the Registrant.*
23.1                 Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst and Young Global*
31.1                 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.*
31.2                 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.*
32.1                 Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.*

*    Attached as an exhibit to this Form 10-KSB

     (B)  REPORTS ON FORM 8-K

     No matters were reports on Form 8-K were filed with the Commission during the fourth quarter of the year ended December 31, 2003.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information set forth under the caption "Independent Public Accountants" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2004 is incorporated by reference.

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

INKSURE TECHNOLOGIES INC.



     Signature                                     Title                                    Date
     ---------                                     -----                                    ----


/s/ Yaron Meerfeld                   Chief Executive Officer and Director               March 25, 2004
---------------------
Yaron Meerfeld



     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



     Signature                                     Title                                    Date
     ---------                                     -----                                    ----

/s/ Yaron Meerfeld                   Chief Executive Officer and Director               March 25, 2004
---------------------                (Principal Executive Officer)
Yaron Meerfeld

/s/ Elie Housman                     Chairman and Director                              March 25, 2004
---------------------
Elie Housman

/s/ Eyal Bigon                       Chief Financial Officer (Principal Financial and   March 25, 2004
---------------------                Accounting Officer)
Eyal Bigon

/s/ James Lineberger                 Director                                           March 25, 2004
---------------------
James Lineberger

/s/ Philip Getter                    Director                                           March 25, 2004
---------------------
Philip Getter

/s/ Michael Acks                     Director                                           March 25, 2004
---------------------
Michael Acks

/s/ Albert Attias                    Director                                           March 25, 2004
---------------------
Albert Attias

/s/ David Sass                       Director                                           March 25, 2004
---------------------
David Sass

                                                                    EXHIBIT 21.1

                         SUBSIDIARIES OF THE REGISTRANT



InkSure Inc., Delaware
InkSure RF, Inc., Delaware
InkSure Ltd., Israel
IST Operating Inc., Delaware

                                                                    EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form SB-2 (Registration No. 333-104790) of InkSure Technologies Inc. and the related Prospectuses of our report dated March 25, 2004, with respect to the consolidated financial statements of InkSure Technologies Inc. included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.




                                             /s/ Kost Forer Gabbay and Kasierer
                                               Kost Forer Gabbay and Kasierer
                                             A member of Ernst & Young Global


Tel-Aviv, Israel
March 28, 2003

                                                                    EXHIBIT 31.1


                                  CERTIFICATION


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




Date: March 25, 2004                     By: /s/ Yaron Meerfeld
                                         ----------------------
                                         Yaron Meerfeld
                                         Chief Executive Officer

                                                                    EXHIBIT 31.2


                                  CERTIFICATION


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




Date: March 25, 2004                    By: /s/ Eyal Bigon
                                        ------------------
                                        Eyal Bigon
                                        Chief Financial Officer

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


     The Annual Report for the fiscal year ended December 31, 2003 (the "Form 10-KSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.




         Dated: March 25, 2004           /s/ Yaron Meerfeld
                                         ------------------
                                         Yaron Meerfeld, Chief Executive Officer


         Dated: March 25, 2004           /s/ Eyal Bigon
                                         ------------------
                                         Eyal Bigon, Chief Financial Officer




A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2003


                                 IN U.S. DOLLARS




                                      INDEX


                                                                     Page
                                                                ----------------
REPORT OF INDEPENDENT AUDITORS                                         2

CONSOLIDATED BALANCE SHEET                                           3 - 4

CONSOLIDATED STATEMENTS OF OPERATIONS                                  5

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)             6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                7 - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          9 - 23





                              - - - - - - - - - - -

                         REPORT OF INDEPENDENT AUDITORS

                             TO THE STOCKHOLDERS OF

                            INKSURE TECHNOLOGIES INC.



     We have audited the accompanying consolidated balance sheet of InkSure Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2003, and the consolidated results of their operations and cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.



Tel-Aviv, Israel                                 KOST FORER GABBAY & KASIERER
March 25, 2004                                 A Member of Ernst & Young Global

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                         December 31,
                                                             2003
                                                            ------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $1,432
  Short-term bank deposits                                      21
  Trade receivables                                            499
  Other accounts receivable and prepaid expenses (Note 3)      137
  Inventories (Note 4)                                         105
                                                            ------

TOTAL current assets                                         2,194
                                                            ------


SEVERANCE PAY FUND                                              96
                                                            ------

PROPERTY AND EQUIPMENT, NET (Note 5)                           303
                                                            ------

TECHNOLOGY, NET (Note 6)                                        75
                                                            ------

GOODWILL                                                       271
                                                            ------

TOTAL assets                                                $2,939
                                                            ======




The accompanying notes are an integral part of the consolidated financial statements.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)



                                                                                                     December 31,
                                                                                                         2003
                                                                                                        -------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                                        $   362
  Employees and payroll accruals                                                                            127
  Accrued expenses                                                                                          124
                                                                                                        -------

TOTAL current liabilities                                                                                   613
                                                                                                        -------


ACCRUED SEVERANCE PAY                                                                                       119
                                                                                                        -------




 COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY:
  Stock capital (Note 8):
    Preferred stock of $ 0.01 par value -
      Authorized: 10,000,000 shares at December 31, 2003; Issued and outstanding: 0 shares at
      December 31, 2003
    Common stock of $ 0.01 par value -
      Authorized: 35,000,000 shares at December 31, 2003; Issued and outstanding: 11,982,166 shares
      at December 31, 2003                                                                                  119
  Additional paid-in capital                                                                              9,683
  Accumulated other comprehensive income                                                                    118
  Accumulated deficit                                                                                    (7,713)
                                                                                                        -------

TOTAL stockholders' equity                                                                                2,207
                                                                                                        -------

TOTAL liabilities and stockholders' equity                                                              $ 2,939
                                                                                                        =======



The accompanying notes are an integral part of the consolidated financial statements.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)



                                                                                         Year Ended December 31,
                                                                                    ------------------------------
                                                                                            2003              2002
                                                                                    ------------      ------------

Revenues (Note 11)                                                                  $        608      $      2,693
Cost of revenues                                                                             134               402
                                                                                    ------------      ------------

Gross profit                                                                                 474             2,291
                                                                                    ------------      ------------

Operating expenses:
  Research and development                                                                 1,184               809
  Selling and marketing, net                                                               1,560             1,641
  General and administrative                                                                 730               488
                                                                                    ------------      ------------

TOTAL operating expenses                                                                   3,474             2,938
                                                                                    ------------      ------------

Operating loss                                                                            (3,000)             (647)
Financial income, net (Note 10)                                                               35                26
                                                                                    ------------      ------------

Net loss                                                                                  (2,965)             (621)
Redeemable Preferred A shares deemed dividend (Note 8b)                                        -              (200)
                                                                                    ------------      ------------

Net loss applicable to Common stockholders                                          $     (2,965)     $       (821)
                                                                                    ============      ============

Basic and diluted net loss per share                                                $      (0.24)     $      (0.10)
                                                                                    ============      ============

Weighted average number of Common stock used in computing basic and diluted net
  loss per share                                                                      11,982,166         7,921,971
                                                                                    ============      ============




The accompanying notes are an integral part of the consolidated financial statements.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                                  Accumulated              Total
                                                                Receipts  Additional  Deferred      other              shareholders'
                                                      Share   on account    paid-in    stock    comprehensive Accumulated  equity
                                                     capital   of shares    capital  compensation   income     deficit  (deficiency)
                                                     -------    -------     -------     -------     -------    -------     -------

Balance as of January 1, 2002                        $    57    $   250     $ 1,997     $   (61)    $   118    $(3,927)    $(1,566)

  Issuance of  Common stock and warrants, net             48       (250)      5,972           -           -          -       5,770
  Issuance of Common stock in respect of
    reverse acquisition, net                              14          -         153           -           -          -         167
  Capital surplus in respect of transaction
    between InkSure Delaware and Supercom Ltd.             -          -       1,480           -           -          -       1,480
  Reversal of deferred stock compensation due
    to forfeiture of stock options to employees            -          -         (61)         61           -          -           -
  Deemed dividend upon conversion of Common stock
    to Redeemable Preferred A shares (Note 8b)             -          -         200           -           -       (200)          -
  Net loss                                                 -          -           -           -           -       (621)       (621)
                                                     -------    -------     -------     -------     -------    -------     -------

Balance as of December 31, 2002                          119          -       9,741           -         118     (4,748)      5,230
  Issuance expenses in respect of reverse
    acquisition                                            -          -         (58)          -           -          -         (58)
  Net loss                                                 -          -           -           -           -     (2,965)     (2,965)
                                                     -------    -------     -------     -------     -------    -------     -------

Balance as of December 31, 2003                      $   119       $  -     $ 9,683     $     -     $   118    $(7,713)    $ 2,207
                                                     =======    =======     =======     =======     =======    =======     =======



The accompanying notes are an integral part of the consolidated financial statements.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                            Year Ended December 31,
                                                                             ------------------
                                                                                2003       2002
                                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(2,965)   $  (621)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                151        147
    Accrued severance pay, net                                                    19        (13)
    Decrease (increase) in trade receivables                                     231       (418)
    Decrease (increase) in other accounts receivable and prepaid expenses         89        (18)
    Decrease (increase) in inventories                                           (17)       125
    Increase (decrease) in trade payables                                       (108)       144
    Increase (decrease) in employees and payroll accruals                         17        (82)
    Decrease in accrued expenses                                                (156)      (235)
    Accumulated interest on short-term bank deposits                             (49)       (63)
                                                                             -------    -------

Net cash used in operating activities                                         (2,788)    (1,034)
                                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (33)       (32)
  Investment in short-term bank deposits                                      (1,224)    (4,000)
  Proceeds from short-term bank deposits                                       5,315          -
  Proceeds from sale of property and equipment                                     7          -
                                                                             -------    -------

Net cash provided by (used in) investing activities                            4,065     (4,032)
                                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term bank credit, net                                                      -       (410)
  Issuance of Common stock and warrants, net                                       -      5,770
  Principal payment of long-term loan from related party                           -       (250)
  Issuance of Common stock in respect of reverse acquisition, net                  -        167
  Issuance expenses in respect of reverse acquisition                            (58)         -
                                                                             -------    -------

Net cash provided by (used in) financing activities                              (58)     5,277
                                                                             -------    -------

Increase in cash and cash equivalents                                          1,219        211
Cash and cash equivalents at the beginning of the year                           213          2
                                                                             -------    -------

Cash and cash equivalents at the end of the year                             $ 1,432    $   213
                                                                             =======    =======



The accompanying notes are an integral part of the consolidated financial statements

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                           Year Ended December 31,
                                                                            --------------------
                                                                                2003       2002
                                                                            -----------   ------
NON-CASH TRANSACTIONS:
  Capital surplus in respect of transactions between InkSure Delaware and
    Supercom Ltd.                                                           $         -   $1,480
                                                                            ===========   ======

  Redeemable Preferred A shares deemed dividend                             $         -   $  200
                                                                            ===========   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the year for:
    Interest                                                                $         -   $   26
                                                                            ===========   ======







The accompanying notes are an integral part of the consolidated financial statements.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 1:-      GENERAL

     a. InkSure Technologies Inc. (formerly: Lil Marc Inc.) and its subsidiaries (together, "the Company") was incorporated under the laws of the state of Nevada, U.S., on April 22, 1997. On July 8, 2003, InkSure Technologies Inc. effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereafter renamed itself InkSure Technologies Inc.

          The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. During 2003, the Company generated most of its revenues from two major customers (see also Note
          11).

          The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) (as of December 31, 2003, IST Operating Inc. is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of December 31, 2003, InkSure RF Inc. is inactive).

     b. According to the agreement between LILM (a subsidiary of Lil Marc Inc.) and InkSure Technologies (Delaware) Inc. ("InkSure Delaware"), Lil Marc Inc., a public shell, issued 10,541,086 shares of Common stock to the former holders of equity interest in InkSure Delaware. As a result of this transaction, the shareholders of InkSure Delaware own approximately 88% of the combined company, while the shareholders of Lil Marc own approximately 12%.

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

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

     a.   Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     b.   Financial statements in U.S. dollars:

          A majority of the U.S. subsidiary's sales is made in U.S. dollars ("the dollar" or "dollars"). In addition, a substantial portion of the U.S. subsidiary costs is incurred in dollars and the majority of the expenses of the Israeli subsidiary is paid in New Israeli Shekels ("NIS"); however, most of the expenses are dominated and determined in U.S. dollars. Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

          Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of the Financial Accounting Standards No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

          Through 1999, the financial statements of InkSure Ltd., whose functional currency was not the new Israeli shekels ("NIS"), have been translated into U.S. dollars. Assets and liabilities have been translated at year end exchange rates in effect at the balance sheet date. Statement of operations items have been translated at average exchange rates prevailing during the year. The resulting translation adjustments were recorded as a separate component of shareholders' equity in accumulated other comprehensive income. Effective January 1, 2000, due to a change in its business environment the subsidiary adopted the U.S. dollar as its functional currency.

     c.   Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

     d.   Cash equivalents:

          Cash equivalents are short-term highly liquid investments purchased with maturities of three months or less and the date acquired.

     e.   Short-term bank deposits:

          Short-term bank deposits are deposited with maturities of more than three months but less than one year. Short-term bank deposits are in U.S. dollars and bear an average annual interest of 2%. Short-term bank deposits are presented at their cost, including accrued interest.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

     g.   Property and equipment, net:

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:


                                                                  %
                                                     ---------------------------
          Computers and peripheral equipment                   20 - 33
          Office furniture and equipment                        6 - 20
          Leasehold improvements                      over the term of the lease

     h.   Goodwill:

          Goodwill represents excess of the costs over the net assets of businesses acquired. Under Statement of Financial Accounting Standard No.142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill acquired in a business combination on or after July 1, 2001, is not amortized.

          SFAS No.142 requires goodwill to be tested for impairment on adoption and at least annually thereafter or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill attributable to the reporting unit is tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is determined according to a financing round between unrelated parties.

          As of December 31, 2003, no impairment losses have been identified.

          During 2003, the goodwill balance did not change.

     i.   Technology:

          Intangible assets acquired in a business combination for which date is on or after July 1, 2001, should be amortized over their useful life, using the method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142.

          Technology is amortized over a period of 3 years.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     j.   Impairment of long-lived assets

          The Company's long-lived assets and certain identified intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2003, no impairment losses were recognized.

     k.   Severance pay:

          The liability of the Israeli subsidiary for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Employees are entitled to one month's salary for each year of employment, or a portion thereof. The subsidiary's liability is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies was recorded as an asset in the Company's balance sheet.

          The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

          Severance expenses for the years ended December 31, 2003 and 2002 amounted to $ 44 and $ 49, respectively.

     l.   Revenue recognition:

          The Company generates revenues mainly from sales security inks and readers through a combination of its own sales personnel, strategic alliances and licenses with intermediaries.

          The Company and its subsidiaries have also adopted Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements ("SAB No. 104"). Revenues from product sales are recognized in accordance with SAB No. 104, when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. The Company does not grant a right of return to its customers.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          In November 2002, Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". The adoption of EITF Issue No. 00-21 did not have a material impact upon the Company's financial position, cash flows or results of operations in 2003.

     m.   Warranty:

          The Company provides a warranty for its products. The term of the warranty is the earlier of:

          (a)  one year from the day system is installed or

          (b)  fifteen months from the date of delivery of the system.

          As of the balance sheet date, the Company did not receive any warranty claims and does not expect to receive any material warranty claims in the future. Therefore, the Company did not record a liability in respect of the warranty.

     n.   Research and development costs:

          Research and development costs are charged to the statement of operations, as incurred.

     o.   Selling and marketing costs:

          The Company has received non-royalty-bearing grants amounted to $12 and $31, during the years ended December 31, 2003 and 2002, respectively, from the Israeli Fund for Encouragement of Marketing Activity. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a deduction of selling and marketing expenses.

     p.   Basic and diluted net loss per share:

          Basic net earnings (loss) per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net earnings per share is computed based on the weighted average number of shares of Common stock outstanding during the year, in accordance with Statement of Accounting Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

          All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per Common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options and warrants from the calculations of diluted net loss per share, was 2,990,473 and 2,859,953 for the years ended December 31, 2003 and 2002, respectively.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA


NOTE 2:-      SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     q.   Income taxes:

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

     r.   Concentrations of credit risk:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term bank deposits and trade receivables.

          Cash and cash equivalents, and short-term bank deposits are invested in major banks in Israel and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments.

          The trade receivables of the Company are mainly derived from sales to customers located primarily in Turkey. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company and its subsidiaries have determined to be doubtful of collection. The Company did not provide an allowance for doubtful accounts. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

          The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     s.   Fair value of financial instruments:

          The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

          The carrying amounts of cash and cash equivalents, short-term bank deposits, trade receivables, and trade payables approximate their fair value due to the short-term maturity of such instruments.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:-      SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     t.   Accounting for stock-based compensation:

          The Company has elected to follow Accounting Principles Board Statement No. 25, "Accounting for Stock Options Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

          Pro forma information regarding the Company's net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

          The fair value for options granted in 2003 and 2002 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                    2003               2002
                                               ---------------    --------------
          Dividend yield                              0%                 0%
          Expected volatility                         2.1               0.5
          Risk-free interest                          3%                3.5%
          Expected life of up to                      5                 5

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

NOTE 2:-      SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

          Pro forma information under SFAS No. 123 is as follows:

                                                                   The Company
                                                             ----------------------
                                                             Year Ended December 31,
                                                             ----------------------
                                                                  2003         2002
                                                             -------------    -----
Net loss applicable to Common stockholders as reported       $      (2,965)   $(821)
                                                             =============    =====
Total stock-based compensation determined under fair value
   based method for all awards                               $        (138)   $(164)
                                                             =============    =====

Pro forma net loss                                           $      (3,103)   $(985)
                                                             =============    =====

Net loss per share:
   Basic and diluted as reported                             $       (0.24)   $(0.10)
                                                             =============    =====

   Basic and diluted pro-forma                               $       (0.26)   $(0.12)
                                                             =============    =====

     u.   Advertising expenses:

          Advertising expenses are charged to the statements of operations as incurred. Immaterial advertising expenses were incurred in 2003 and 2002.


NOTE 3:-      OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                               December 31,
                                                  2003
                                                  ----

               Government authorities             $ 50
               Prepaid expenses                     11
               Other                                76
                                                  ----

                                                  $137
                                                  ====


NOTE 4:-      INVENTORIES

              Raw materials, parts and supplies   $ 61
              Finished products                     44
                                                  ----

                                                  $105
                                                  ====

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 5:-      PROPERTY AND EQUIPMENT, NET


                                                                                  December 31,
                                                                                      2003
                                                                                      ----
              Cost:
                 Computers and peripheral equipment                                   $307
                 Office furniture and equipment                                        112
                 Leasehold improvements                                                115
                                                                                      ----

                                                                                       534
                                                                                      ----
              Accumulated depreciation:
                 Computers and peripheral equipment                                    170
                 Office furniture and equipment                                         37
                 Leasehold improvements                                                 24
                                                                                      ----

                                                                                       231
                                                                                      ----

              Depreciated cost                                                        $303
                                                                                      ====

              Depreciation expenses for the years ended December 31, 2003 and 2002, amounted to $ 79 and $ 75, respectively

              As for charges, see Note 7b


NOTE 6:-      TECHNOLOGY, NET

              Original amounts:
                 Technology                                                           $219
                 Less - accumulated amortization                                       144
                                                                                      ----

              Amortized cost                                                          $ 75
                                                                                      ====



          Amortization expenses amounted to $72 for the years ended December 31, 2003 and 2002. Estimated amortization expenses for the year ended December 31, 2004 is $ 75.


NOTE 7:-      COMMITMENTS AND CONTINGENT LIABILITIES

     a.   Lease commitments:

          The Company rents its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2008. The minimum rental payments under non-cancelable operating leases as of December 31, 2003 are as follows:



                                Year Ended
                               December 31,
                            -------------------

                2004               $129
                2005                100
                2006                100
                2007                 76
                2008                  7
                                   ----

                                   $412
                                   ====

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 7:-      COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

          Total rent expenses for the years ended December 31, 2003 and 2002, were approximately $ 89 and $ 72, respectively.

          Motor vehicle lease expenses for the years ended December 31, 2003 and 2002 were approximately $ 78 and $ 107, respectively.

     b.   Charges and guarantees:

          The Company obtained bank guarantees in the amount of $ 34, to secure its lease commitment.

     c.   Litigation:

          1. On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel-Aviv-Jaffa against Supercom (InkSure Delaware, former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secrets and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. The Company's legal counsel and management are of the opinion that, based on the facts provided by Supercom and InkSure Ltd., the chances are good that the court will not grant the permanent injunction or award damages of a substantial amount in connection with this litigation. In 2004 all parties submitted their arguments to the court. The Company expects the court render adecision in the fourth quarter of 2004.

          2. The Company is disputing the valid issuance of an option to purchase 300,480 shares of InkSure Delaware Common stock that was issued prior to the reverse acquisition at an exercise price of $
               0.5 per share. If the Company's position in this dispute does not prevail it would be forced to accept the validity of the issuance of this option and convert it into an option to purchase shares of the Company's Common stock. However, the Company's management believes that it will not cause a material impact on its results of operations.

NOTE 8:-      SHARE CAPITAL

     a.   Stockholders' rights:

          Shares of Common stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

     b.   Private placements:

          In January 2002, InkSure Delaware issued 356,630 shares of Common stock, in consideration of $ 250, which were invested by a private investor during 2001.

          In February 2002, InkSure Delaware issued 142,653 shares of Common stock in return for an amount of $ 100 invested in InkSure Delaware by a private investor.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


NOTE 8:-      SHARE CAPITAL (CONT.)

          In March 2002, the Company converted 1,141,553 shares of Common stock held by Supercom Ltd. into 1,141,553 Redeemable Preferred A shares. Those shares were sold to EL-AD Inc. LLC (a privately held investment company). In addition, InkSure Delaware issued 171,232 Redeemable Preferred A shares to EL-AD Inc. LLC, in consideration for $ 150. The Company recorded a deemed dividend in the amount of $ 200, which was calculated as the difference between the fair value of the Redeemable Preferred A shares and the fair value of the Common stock at the date of conversion. The deemed dividend was recognized as a charge to paid-in capital against net loss applicable to Ordinary stockholders, without any effect on total stockholders' equity. During July 2002, all Redeemable Preferred A shares were converted on a one-to-one basis into Common stock.

          On July 8, 2002, InkSure Delaware closed the first round of its private placement of 2,531,065 shares of Common stock and of 885,865 five-year warrants to purchase Common stock at an exercise price of $
          2.17 per share, and raised gross proceeds of $ 4,075.

          On July 31, 2002, InkSure Delaware closed the second round of its private placement of 1,319,880 shares of Common stock and of 461,966 five-year warrants to purchase Common stock at an exercise price of $
          2.17 per share and raised gross proceeds of $ 2,125.

          On September 6, 2002, InkSure Delaware closed the third round of its private placement of 310,560 Common stock and of 108,695 five-year warrants to purchase Common stock at an exercise price of $ 2.17 per share, and raised gross proceeds of $ 500.

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

     c.   Stock options:

          On August 24, 2001, the board of directors of InkSure Delaware adopted the 2001 Employee Stock Option Plan (the "2001 Plan"). Under the 2001 Plan 600,000 shares have been reserved for issuance upon the exercise of options granted thereafter. The 2001 Plan will remain in effect until August 24, 2007.

          According to the Merger agreement and according to the approval of the board of directors of InkSure Technologies Inc., all outstanding option agreements (as mentioned above) have been replaced with new options agreements in accordance with the Company's 2002 stock option plan (the "2002 Plan").

          The terms and conditions of the 2002 Plan relating to vesting periods and exercise prices are the same as in the 2001 Plan.

          Under the 2002 Plan, up to 3,500,000 options may be granted to officers, directors, employees and consultants of the Company.

          The options vest ratably over a period of up to four years, commencing with the date of grant. The options generally expire no later than five years from the date of grant. Any options, which are forfeited or cancelled before expiration, become available for future grants.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


NOTE 8:-      SHARE CAPITAL (CONT.)

          As of December 31, 2003, an aggregate of 2,473,486 Common shares of the Company are still available for future grant, under the Company's stock option plans.

          The following is a summary of the Company's stock options granted among the various plans:



                                              Year ended December 31,
                                ----------------------------------------------------
                                        2003                        2002
                                -----------------------   --------------------------
                                             Weighted                      Weighted
                                              average                      average
                                  Amount      exercise      Amount         exercise
                                of options    price       of options         price
                                ----------    ---------   ----------      ----------
Outstanding at beginning of
   year                            863,256      $   1.00     469,830      $   0.62
   Granted                         174,000      $   1.45     733,706      $   1.03
   Forfeited                       (10,742)     $   1.20    (340,280)     $   0.53
                                ----------                ----------

Outstanding at end of year       1,026,514      $   1.08     863,256      $   1.00
                                ==========      =====     ==========      =====

Exercisable at end of year         714,918      $   1.05     555,777      $   0.95
                                ==========      =====     ==========      =====



          The options outstanding as of December 31, 2003, have been separated into ranges of exercise price as follows:


                                                                                     Weighted
                       Options          Weighted                        Options      average
                     outstanding        average             Weighted  exercisable    exercise
   Range of              as of         remaining            average      as of       price of
   exercise          december 31,     contractual           exercise   december 31,  options
     price               2003         life (years)           price       2003      exercisable
---------------         -------        ----                 --------    -------     --------
$     0.8 - 1.2         752,514           6.26             $   0.92    628,787     $   0.98
$     1.45 - 1.61       274,000           4.03             $   1.51     86,131     $   1.51
                      ---------                               -----  ---------

                      1,026,514                            $   1.08    714,918     $   1.05
                      =========                            ========    =======     ========



          No compensation expenses were recognized by the Company for the years ended December 31, 2003 and 2002. In 2003 all options were granted with exercise price equal to the market price of the stock on the date of grant and the weighted average fair value of the options at date of grant was $ 1.42.

     d.   Stock warrants:

          The Company has issued warrants, as follows:



                      Outstanding              Exercisable
                         as of                  as of
                      december 31,   Exercise  december 31,  Exercisable
Issuance date            2003          price      2003         through
-------------          ---------       -----   ---------       -------
July 2002 (1)          1,347,831     $   2.17  1,347,831     July 2007
September 2002 (1)       108,695     $   2.17    108,695     September 2007
September 2002 (2)       550,933     $   1.61    550,933     September 2007
                       ---------               ---------
                       2,007,459               2,007,459
                      ==========              ==========

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


NOTE 8:-      SHARE CAPITAL (CONT.)

          (1)  Issued to investors in the 2002 private placement.

          (2)  Issued to underwriters of the 2002 private placement.

     e.   Dividends:

          In the event that dividends are declared in the future, such dividends will be paid in U.S. dollars.

          The Company does not intend to pay cash dividends in the foreseeable future.


NOTE 9:-      TAXES ON INCOME

     a. Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

          The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

     b.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's and its subsidiaries' deferred tax assets are as follows:


                                                     Year ended december 31,
                                                      --------------------
                                                       2003         2002
                                                      -------      -------

Net operating loss carryforward                       $ 1,529      $ 1,426
Other deductions for tax purposes                       1,975        1,036
                                                      -------      -------

Net deferred tax asset before valuation allowance       3,504        2,462
Valuation allowance                                    (3,504)      (2,462)
                                                      -------      -------

Net deferred tax asset                            $         -  $         -
                                                      =======      =======

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


NOTE 9:-      TAXES ON INCOME (CONT.)

          The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future. During fiscal 2003, the Company increased its valuation allowance by $ 1,042 to $ 3,504.

          Net loss consists of the following:



             Year ended december 31,
             -------      -------
               2003        2002
             -------      -------

Domestic     $(1,299)     $  (611)
Foreign       (1,666)         (10)
             -------      -------

             $(2,965)     $  (621)
             =======      =======



     c. On July 24, 2002, Amendment 132 to the Israeli Income Tax Ordinance ("the Amendment") was approved by the Israeli parliament and came into effect on January 1, 2003. The principal objectives of the Amendment were to broaden the categories of taxable income and to reduce the tax rates imposed on employees income.

          The material consequences of the Amendment applicable to the Israeli subsidiary include, among other things, imposing tax upon all income of Israel residents, individuals and corporations, regardless of the territorial source of income and certain modifications in the qualified taxation tracks of employee stock options.

     d.   Tax loss carryforwards:

          Net operating loss carryforwards as of December 31, 2003 are as follows:


Israel               $2,665
United States *)      2,969
                     ------

                     $5,634
                     ======



          Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2023.

          *) Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

     e. The main reconciling items between the statutory rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the two subsidiaries due to the uncertainty of the realization of such tax benefits.

                                                     INKSURE TECHNOLOGIES INC.
                                                          AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA

NOTE 10:-     FINANCIAL INCOME, NET


                                          Year ended december 31,
                                             --------------
                                             2003      2002
                                             ----      ----
Interest, bank charges and fees              $ 44      $ 16
Foreign currency translation differences       (9)       10
                                             ----      ----

                                             $ 35      $ 26
                                             ====      ====


NOTE 11:-     MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company manages its business on a basis of one reported operating segment: Security Solutions (See Note 1 for a brief description of the Company's business). Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with Statement of Financial Accounting Standards No.131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS No. 131").

          The following data presents total revenues for the years ended December 31, 2003 and 2002, based on customer's location and long-lived assets as of December 31, 2003 and 2002:



                         2003                   2002
                   -----------------     -----------------
                              Long-                  Long-
                    Total     lived      Total       lived
                   revenues   assets    revenues    assets
                   ------     ------     ------     ------

United States  $        -     $  384     $  650     $  445
Export:
   Israel               -        265          3        329
   Turkey             464          -      2,009          -
   Netherlands         77          -          -          -
   Other               67          -         31          -
                   ------     ------     ------     ------

                   $  608     $  649     $2,693     $  774
                   ======     ======     ======     ======



          Major customer data as a percentage of total revenues, is as follows:


           Year ended december 31,
               -----------
               2003   2002
               ----   ----
Customer A     76%     74%
Customer B      -      21%
Customer C     11%      -


NOTE 12:-     SUBSEQUENT EVENTS (UNAUDITED)

          Subsequent to the balance sheet date, the Company entered into an investment agreement with certain investors. According to the above agreement the Company will issue in a private placement up to $ 1,295 of Common stock, $ 0.01 par value and five year warrants to purchase shares of Common stock at an exercise price of $ 1 per share.

                              - - - - - - - - - - -