Form 10QSB
period 2004-03-31
INKSURE TECHNOLOGIES INC
filed 2004-05-14
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

    [_] Transition report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER: 0-24431

                            INKSURE TECHNOLOGIES INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    DELAWARE                          84-1417774
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

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of May 13, 2004, was 13,886,578 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.


                              INDEX TO FORM 10-QSB



                                                                             PAGE

PART I.       FINANCIAL INFORMATION                                            3

Item 1.       Financial Statements                                             3

              Consolidated Balance Sheet as of March 31, 2004 (unaudited)      3

              Statements of Operations (unaudited) for the
              Three Months Ended March 31, 2004 and 2003                       5

              Consolidated Statements of Stockholders' Equity as of
              March 31, 2004 (unaudited after December 31, 2003)               6

              Consolidated Statements of Cash Flows (unaudited) for the
              Three Months Ended March 31, 2004 and 2003                       7

              Notes to Consolidated Financial Statements                       8

Item 2.       Management's Discussion and Analysis or Plan of Operation       10

Item 3.       Controls and Procedures                                         14



PART II.      OTHER INFORMATION                                               14

Item 6.       Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                    16

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
Part I.  Financial Information
--------------------------------------------------------------------------------

ITEM 1.           FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                    MARCH 31,
                                                     2004
                                                     ------
                                                    UNAUDITED
                                                     ------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $2,040
  Short-term bank deposits                               21
  Trade receivables                                     538
  Other accounts receivable and prepaid expenses        207
  Inventories                                           150
                                                     ------

TOTAL current assets                                  2,956
                                                     ------

SEVERANCE PAY FUND                                      100
                                                     ------

PROPERTY AND EQUIPMENT, NET                             311
                                                     ------

TECHNOLOGY, NET                                          57
                                                     ------

GOODWILL                                                271
                                                     ------

TOTAL assets                                         $3,695
                                                     ======




The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


                                                                                              MARCH 31,
                                                                                                2004
                                                                                               -------
                                                                                              UNAUDITED
                                                                                               -------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                              $   322
   Employees and payroll accruals                                                                  130
   Accrued expenses                                                                                185
                                                                                               -------

 TOTAL current liabilities                                                                         637
                                                                                               -------

ACCRUED SEVERANCE PAY                                                                              120
                                                                                               -------

 STOCKHOLDERS' EQUITY:
   share capital:
     Preferred stock of $ 0.01 par value:
       Authorized: 10,000,000 stocks at March 31, 2004; Issued and outstanding: 0 stocks at March 31, 2004
     Common Stock of $ 0.01 par value -
       Authorized: 35,000,000 stocks at March 31, 2004; Issued and outstanding: 11,982,166
       stocks at March 31, 2004                                                                    119
   Additional paid-in capital                                                                    9,683
   Accumulated other comprehensive income                                                          118
   Receipts on account of stock                                                                  1,295
   Accumulated deficit                                                                          (8,277)
                                                                                               -------

 TOTAL stockholders' equity                                                                      2,938
                                                                                               -------

 TOTAL liabilities and stockholders' equity                                                    $ 3,695
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


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              ------------------------------
                                                                 2004              2003
                                                              ------------      ------------
                                                                        UNAUDITED
                                                              ------------------------------
Revenues                                                      $        157     $           -
Cost of revenues                                                        45                 -
                                                              ------------      ------------

Gross profit                                                           112                 -
                                                              ------------      ------------

Operating expenses:
  Research and development                                             198               290
  Selling and marketing, net                                           296               378
  General and administrative                                           188               173
                                                              ------------      ------------

TOTAL operating expenses                                               682               841
                                                              ------------      ------------

Operating loss                                                        (570)             (841)
Financial income                                                         6                22
                                                              ------------      ------------

Net loss                                                      $       (564)     $       (819)
                                                              ============      ============

Basic and diluted net loss per share                          $      (0.05)     $      (0.07)
                                                              ============      ============

Weighted average number of Common Stock used in computing
  basic and diluted net loss per share                          12,107,732        11,982,166
                                                              ============      ============




The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                  ACCUMULATED
                                                           RECEIPTS    ADDITIONAL    OTHER                      TOTAL
                                               SHARE      ON ACCOUNT    PAID-IN   COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                              CAPITAL      OF STOCK     CAPITAL      INCOME       DEFICIT       EQUITY
                                              -------      -------      -------      -------      -------       -------
Balance as of January 1, 2004                 $   119 $          -      $ 9,683      $   118      $(7,713)      $ 2,207

  Receipts on account of stock                      -        1,295            -            -            -         1,295
  Net loss                                          -            -            -            -         (564)         (564)

                                              -------      -------      -------      -------      -------       -------

Balance as of March 31, 2004 (Unaudited)      $   119      $ 1,295      $ 9,683      $   118      $(8,277)      $ 2,938
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



                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  --------------------
                                                                                   2004         2003
                                                                                  -------      -------
                                                                                       UNAUDITED
                                                                                  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $  (564)     $  (819)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      36           38
    Accrued severance pay, net                                                         (3)           5
    Decrease (increase) in trade receivables                                          (39)         722
    Increase in other accounts receivable and prepaid expenses                        (70)         (75)
    Increase in inventories                                                           (45)           -
    Decrease in trade payables                                                        (40)        (271)
    Increase in employees and payroll accruals                                          3           25
    Increase (decrease) in accrued expenses                                            61         (127)
    Accumulated interest on short-term bank deposits                                    -          (20)
                                                                                  -------      -------

Net cash used in operating activities                                                (661)        (522)
                                                                                  -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                                  (26)         (14)
  Proceeds from short-term bank deposits                                                -          809
                                                                                  -------      -------

Net cash provided by (used in) investing activities                                   (26)         795
                                                                                  -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Receipts on account of stock                                                      1,295            -
                                                                                  -------      -------

Net cash provided by financing activities                                           1,295            -
                                                                                  -------      -------

Increase in cash and cash equivalents                                                 608          273
Cash and cash equivalents at the beginning of the period                            1,432          213
                                                                                  -------      -------

Cash and cash equivalents at the end of the period                                $ 2,040      $   486
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

     The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) (as of March 31, 2004, IST Operating Inc. is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of March 31, 2004, InkSure RF Inc. is inactive).


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

     a. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2003, are applied consistently in these financial statements.

          In addition, the following accounting policy is applied:

     b.   Accounting for stock-based compensation:

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

          Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for three months ended March 31, 2004 and 2003: weighted-risk-free interest rate of 1.5% and 2% for each period respectively, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common Stock of
          1.04 and 0.99, and a weighted-average expected life of the options of 2 and 5 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                    ----------------
                                                                    2004       2003
                                                                    -----      -----
                                                                       UNAUDITED
                                                                    ----------------


Net loss, as reported                                               $(564)     $(819)
Deduct: Total stock-based compensation expense determined under
  fair value method for all awards                                    (59)       (69)
                                                                    -----      -----

Pro forma net loss                                                  $(623)     $(888)
                                                                    =====      =====

Basic and diluted net loss per share, as reported                   $(0.05)    $(0.07)
                                                                    =====      =====

Basic and diluted net loss per share, pro forma                     $(0.05)    $(0.07)
                                                                    =====      =====


NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE 4:- EVENTS DURING THE PERIOD

     In March 2004, the Company initiated a private placement with certain accredited investors in which the Company issued an aggregate of $ 1,295 of shares of Common Stock and five year warrants to purchase shares of Common Stock at an exercise price of $ 1 per share. The private placement was completed in April 2004. As of March 31, 2004 $ 1,295 recorded as receipts on account of stock.

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

     PROJECT FACTORS: In addition to the factors cited above, the advancement, cost and results of particular projects depend on the outcome of negotiations with potential partners, governments, suppliers, customers or other third parties; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the first quarter of 2004 consisted of revenues from
(i) ink sales related to the new project in Turkey; (ii) our new sales agreement for brand protection with a North American customer; (iii) initial sales related to our agreement with Sun Chemical; and (iv) the receipt of initial orders from several of our new customers.

     COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense and depreciation.

     Our cost of revenues consists primarily of materials including taggants and electronic and optical parts, payments to sub-contractors and compensation costs for our operations staff.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2004. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the Consolidated Financial Statements as of December 31, 2003.


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

     OTHER ACCRUED EXPENSES. We also maintain other accrued expenses. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

     REVENUES. Revenues consist of gross sales of products less discounts and costs associated with technology transfer. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the three months ended March 31, 2004, where we had revenue of $157,000, compared to $0 in the three months ended March 31, 2003.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the three months ended March 31, 2004 were $45,000, compared to $0 in the three months ended March 31, 2003.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $92,000, or 32%, to $198,000 in the three months ended March 31, 2004 from $290,000 in the three months ended March 31, 2003. This decrease in research and development expenses is primarily related to lower payments to subcontractors in connection with the development of new products and new generations of our existing products in the three months ended March 31, 2004.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $82,000, or 22%, to $296,000 in the three months ended March 31, 2004 from $378,000 in the three months ended March 31, 2003. This decrease in selling and marketing expenses was primarily due to higher marketing expenses in 2003 related to several marketing agreements we had entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $15,000, or 9%, to $188,000 in the three months ended March 31, 2004 from $173,000 in the three months ended March 31, 2003. The increase was primarily related to higher legal expenses.

     FINANCIAL INCOME, NET. Financial income, net decreased by $16,000, or 73% to $6,000 in the three months ended March 31, 2004 from $22,000 in the three months ended March 31, 2003. This decrease was due to the lower interest rate earned on our lower short-term deposits.

     NET LOSS. We had a net loss of $564,000 in the three months ended March 31, 2004, compared with a net loss of $819,000 in the three months ended March 31, 2003. The decrease in net loss in the three months ended March 31, 2004 in comparison with the three months ended March 31, 2003 is attributable mainly to the increase in revenue and to the decrease in operating expenses described above.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $8,277,000 at March 31, 2004, and had a working capital (current assets less current liabilities) of approximately $2,319,000 at March 31, 2004.

     Capital expenditures were approximately $26,000 in the three months ended March 31, 2004 and $14,000 in the three months ended March 31, 2003. We do not have any material commitments for capital expenditures for the year ending December 31, 2004.

     At March 31, 2004, we had cash, cash equivalents and short-term deposits of approximately $2, 061,000 ($3,760,000 in March 2003). The differences from March 31, 2004 to March 31, 2003 are due to the negative cash flow from operating activities during the last fiscal year.

     We generated negative cash flow from operating activities of approximately $661,000 in the three months ended March 31, 2004 compared to $522,000 in the three months ended March 31, 2003.

     In April 2004, we completed a private placement to accredited investors of an aggregate of $1,295,000 of shares of Common Stock and warrants to purchase shares of Common Stock.

     We believe that cash generated from operations and cash from the private placement will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next fifteen months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

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

     Our research and development expenses were approximately $198,000 in the three months ended March 31, 2004, compared to $290,000 in the three months ended March 31, 2003. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold six pending patents on our technologies.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at March 31, 2004 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $375,000 until 2008. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

* Filed herewith

(b)  Reports on Form 8-K

 During the three months ended March 31, 2004, we filed no reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INKSURE TECHNOLOGIES INC.

Dated: As of May 13, 2004                       By: /s/ Eyal Bigon
                                                -----------------------
                                                Eyal Bigon
                                                Chief Financial Officer,
                                                Secretary, and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)



Dated: As of May 13, 2004                       By:  /s/ Yaron Meerfeld
                                                -----------------------
                                                Yaron Meerfeld
                                                Chief Executive Officer
                                                (Principal Executive Officer)

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


Date: May 13, 2004


/s/ Eyal Bigon
--------------
Eyal Bigon
Chief Financial Officer, Secretary and Treasurer

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


Date: May 13, 2004


/s/ Yaron Meerfeld
------------------
Yaron Meerfeld
Chief Executive Officer

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


     The Form 10-QSB for the quarter ended March 31, 2004 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.





         Dated: May 13, 2004           /s/ Yaron Meerfeld
                                       ------------------

                                       Yaron Meerfeld, Chief Executive Officer








         Dated: May 13, 2004           /s/ Eyal Bigon
                                       ------------------

                                       Eyal Bigon, Chief Financial Officer




A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.