Form 10QSB
period 2004-06-30
INKSURE TECHNOLOGIES INC
filed 2004-08-11
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of August 10, 2004, was 15,011,579 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               Yes [_]   No [X]

                            INKSURE TECHNOLOGIES INC.


                              INDEX TO FORM 10-QSB



                                                                                    PAGE
PART I         FINANCIAL INFORMATION                                                  3

Item 1         Financial Statements                                                   3

               Consolidated Balance Sheet as of June 30, 2004 (unaudited)             3

               Statements of Operations (unaudited) for the Six and
               Three Months Ended June 30, 2004 and 2003                              5

               Consolidated Statements of Stockholders' Equity as of
               June 30, 2004 (unaudited after December 31, 2003)                      6

               Consolidated Statements of Cash Flows (unaudited) for the six and
               Three Months Ended June 30, 2004 and 2003                              7

               Notes to Consolidated Financial Statements                             8

Item 2         Management's Discussion and Analysis or Plan of Operation             11

Item 3         Controls and Procedures                                               15



PART II        OTHER INFORMATION                                                     16

Item 6         Exhibits and Reports on Form 8-K                                      16

SIGNATURES                                                                           17

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                    JUNE 30,
                                                      2004
                                                     ------
                                                    UNAUDITED
                                                    ---------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $1,661
  Short-term bank deposits                               21
  Trade receivables                                     355
  Other accounts receivable and prepaid expenses        190
  Inventories                                           299
                                                     ------
TOTAL current assets                                  2,526
                                                     ------
SEVERANCE PAY FUND                                      111
                                                     ------
PROPERTY AND EQUIPMENT, NET                             320
                                                     ------
TECHNOLOGY, NET                                          39
                                                     ------
GOODWILL                                                271
                                                     ------
TOTAL assets                                         $3,267
                                                     ======




The accompanying notes are an integral part of the consolidated financial statements.

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


                                                                                                        JUNE 30,
                                                                                                          2004
                                                                                                        --------
                                                                                                        UNAUDITED
                                                                                                        --------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                                       $    374
   Employees and payroll accruals                                                                            108
   Accounts payable                                                                                          117
                                                                                                        --------

 TOTAL current liabilities                                                                                   599
                                                                                                        --------

ACCRUED SEVERANCE PAY                                                                                        127
                                                                                                        --------

 STOCKHOLDERS' EQUITY:
   Share capital:
     Preferred stock of $ 0.01 par value:
       Authorized: 10,000,000 stocks at June 30, 2004; Issued and outstanding: 0 stocks
       at June 30, 2004                                                                                        -
     Common Stock of $ 0.01 par value -
       Authorized: 35,000,000 stocks at June 30, 2004; Issued and outstanding: 13,886,578 stocks at
       June 30, 2004                                                                                         139
   Additional paid-in capital                                                                             10,930
   Accumulated other comprehensive income                                                                    118
   Accumulated deficit                                                                                    (8,646)
                                                                                                        --------

 TOTAL stockholders' equity                                                                                2,541
                                                                                                        --------

 TOTAL liabilities and stockholders' equity                                                             $  3,267
                                                                                                        ========



The accompanying notes are an integral part of the consolidated financial statements.

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)


                                                            SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                     ------------------------------      ------------------------------
                                                         2004              2003              2004              2003
                                                     ------------      ------------      ------------      ------------
                                                               UNAUDITED                           UNAUDITED
                                                     ------------------------------      ------------------------------

Revenues                                             $        539      $          -      $        382      $          -
Cost of revenues                                              224                 -               179                 -
                                                     ------------      ------------      ------------      ------------

Gross profit                                                  315                 -               203                 -
                                                     ------------      ------------      ------------      ------------

Operating expenses:
  Research and development                                    394               608               196               318
  Selling and marketing, net                                  555               753               259               375
  General and administrative                                  309               384               121               211
                                                     ------------      ------------      ------------      ------------

TOTAL operating expenses                                    1,258             1,745               576               904
                                                     ------------      ------------      ------------      ------------

Operating loss                                               (943)           (1,745)             (373)             (904)
Financial income                                               10                37                 4                15
                                                     ------------      ------------      ------------      ------------

Net loss                                             $       (933)     $     (1,708)     $       (369)     $       (889)
                                                     ============      ============      ============      ============

Weighted average number of Common Stock used in
  computing basic and diluted net loss per share       12,997,155        11,982,166        13,886,578        11,982,166
                                                     ============      ============      ============      ============

Basic and diluted net loss per share                 $      (0.07)     $      (0.14)     $      (0.03)     $      (0.07)
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


                                                                       ACCUMULATED
                                                           ADDITIONAL      OTHER                       TOTAL
                                               SHARE        PAID-IN    COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                                              CAPITAL       CAPITAL       INCOME        DEFICIT        EQUITY
                                              -------       -------       -------       -------        -------

Balance as of January 1, 2004                 $   119       $ 9,683       $   118       $(7,713)       $ 2,207

  Issuance of Common stock, net                    20         1,247             -             -          1,267
  Net loss                                          -             -             -          (933)          (933)
                                              -------       -------       -------       -------        -------

Balance as of June 30, 2004 (Unaudited)       $   139       $10,930       $   118       $(8,646)       $ 2,541
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

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                          SIX MONTHS ENDED          THREE MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                         --------------------      --------------------
                                                          2004         2003         2004         2003
                                                         -------      -------      -------      -------
                                                              UNAUDITED                  UNAUDITED
                                                         --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $  (933)     $(1,708)     $  (369)     $  (889)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                             73           77           37           38
    Accrued severance pay, net                                (7)           7           (4)           2
    Decrease in trade receivables                            144          730          183            -
    Decrease (increase) in other accounts receivable
      and prepaid expenses                                   (53)        (143)          17          (60)
    Increase in inventories                                 (194)         (20)        (149)         (20)
    Increase (decrease) in trade payables                     12         (132)          52          139
    Increase (decrease) in employees and payroll
      accruals                                               (19)          85          (22)          60
    Decrease in accounts payable                              (7)        (141)         (68)         (14)
    Accumulated interest on short-term bank deposits           -          (40)           -          (20)
                                                         -------      -------      -------      -------

Net cash used in operating activities                       (984)      (1,285)        (323)        (764)
                                                         -------      -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                         (54)         (30)         (28)         (15)
  Proceeds from short-term bank deposits                       -        1,119            -          310
                                                         -------      -------      -------      -------

Net cash provided by (used in) investing activities          (54)       1,089          (28)         295
                                                         -------      -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Common stock, net                            1,267            -            -            -
  Issuance expenses                                            -            -          (28)           -
                                                         -------      -------      -------      -------

Net cash provided by (used in) financing
  activities                                               1,267            -          (28)           -
                                                         -------      -------      -------      -------

Increase (decrease) in cash and cash equivalents             229         (196)        (379)        (469)
Cash and cash equivalents at the beginning of the
  period                                                   1,432          213        2,040          486
                                                         -------      -------      -------      -------

Cash and cash equivalents at the end of the period       $ 1,661      $    17      $ 1,661      $    17
                                                         =======      =======      =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) (as of June 30, 2004, IST Operating Inc. is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of June 30, 2004, InkSure RF Inc. is inactive).

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

Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for six months ended June 30, 2004 and 2003: weighted-risk-free interest rate of 1.5% and 2% for each period respectively, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common Stock of 1.04 and 0.99, and a weighted-average expected life of the options of 2 and 5 years. Stock compensation, for pro forma purposes, is amortized over the vesting period

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:


                                        SIX MONTHS ENDED          THREE MONTHS ENDED
                                            JUNE 30,                  JUNE 30,
                                      ---------------------      --------------------
                                       2004         2003         2004         2003
                                      -------      -------      -------      -------
                                           UNAUDITED                 UNAUDITED
                                      ---------------------      --------------------
Net loss, as reported                 $  (933)     $(1,708)     $  (369)     $  (889)
Deduct: Total stock-based
  compensation expense determined
  under fair value method for all
  awards                                 (144)         (80)         (85)         (25)
                                      -------      -------      -------      -------

Pro forma net loss                    $(1,077)     $(1,788)     $  (454)     $  (914)
                                      =======      =======      =======      =======

Basic and diluted net loss per
  share, as reported                  $ (0.07)     $ (0.14)     $ (0.03)     $ (0.07)
                                      =======      =======      =======      =======

Basic and diluted net loss per
  share, pro forma                    $ (0.08)     $ (0.15)     $ (0.03)     $ (0.08)
                                      =======      =======      =======      =======

NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE 4:- INVESTMENT AGREEMENT

     In April 2004, the Company entered into an investment agreement with certain accredited investors. Under the agreement, the Company issued in a private placement 1,904,412 units with each unit consisting of a share of Common Stock and a five-year warrant to purchase a share of Common Stock at an exercise price of $ 1 per share. The price per unit was $0.68 with net proceeds to the Company of $ 1,267 (net of issuance expenses).

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5:- SUBSEQUENT EVENTS

     In July 2004, the Company entered into an additional investment agreement with certain accredited investors. According to the agreement the Company issued in a private placement an aggregate of 1,125 of shares of Common stock, at a price per share equal to $ 1 with gross proceeds to the Company of $ 1,125.

                              - - - - - - - - - - -

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

     Our SmartInk(TM) solutions enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings. The combination of markers, inks and materials produce electro-optic "signatures", unique codes that are seamlessly incorporated into the printed media used by the customer. Proprietary computerized readers, available in hand-held, stationary and modular kit configurations, quickly verify these codes by manual or automatic operation. By focusing on customer driven solutions, we are able to offer added value through enhanced reader functionality, including high-speed automatic sorting, one-to-many code matching, first and second level track and trace, code activation at the point of distribution and detrimental authentication for debit applications. The inherent flexibility of our technology also enables overlaying the machine-readable codes onto holograms and other overt features, resulting in multi-layered security that is both effective and economical.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the second quarter of 2004 consisted of revenues from
(i) ink and readers sales related to the new project in Turkey; (ii) our new sales agreement for brand protection with a North American customer; (iii) initial sales related to our agreement with Sun Chemical; and (iv) the receipt of initial order from one of our new customers.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2004. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the three months ended June 30, 2004, where we had revenue of $382,000, compared to $0 in the three months ended June 30, 2003.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the three months ended June 30, 2004 was $179,000, compared to $0 in the three months ended June 30, 2003.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $122,000, or 38.4 %, to $196,000 in the three months ended June 30, 2004 from $318,000 in the three months ended June 30, 2003. This decrease in research and development expenses is primarily related to lower payments to subcontractors in connection with the development of new products and new generations of our existing products in the three months ended June 30, 2004.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses, net consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses, net decreased by $116,000, or 30.9 %, to $259,000 in the three months ended June 30, 2004 from $375,000 in the three months ended June 30, 2003. This decrease in selling and marketing expenses, net was primarily due to higher marketing expenses in 2003 related to several marketing agreements we had entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $90,000, or 42.6 %, to $121,000 in the three months ended June 30, 2004 from $211,000 in the three months ended June 30, 2003. The decrease was primarily related to lower legal expenses.

     FINANCIAL INCOME, NET. Financial income, net decreased by $11,000, or 73.3 % to $4,000 in the three months ended June 30, 2004 from $15,000 in the three months ended June 30, 2003. This decrease was due to the lower interest rate earned on our lower short-term deposits.

     NET LOSS. We had a net loss of $369,000 in the three months ended June 30, 2004, compared with a net loss of $889,000 in the three months ended June 30, 2003. The 58.5% decrease in net loss in the three months ended June 30, 2004 in comparison with the three months ended June 30, 2003 is attributable mainly to the increase in revenue and to the decrease in operating expenses described above.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

     REVENUE. Revenue consists of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the six months ended June 30, 2004 where we had revenue of $539,000, compared to $0 in the six months ended June 30, 2003.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the six months ended June 30, 2004 was $224,000, compared to $0 in the six months ended June 30, 2003.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $214,000, or 35.2 %, to $394,000 in the six months ended June 30, 2004 from $608,000 in the six months ended June 30, 2003. This decrease in research and development expenses is primarily related to lower payments to subcontractors in connection with the development of new products and new generations of our existing products in the six months ended June 30, 2004.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses, net consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses, net decreased by $198,000, or 26.3 %, to $555,000 in the six months ended June 30, 2004 from $753,000 in the six months ended June 30, 2003. This decrease in selling and marketing expenses, net was primarily due to higher marketing expenses in 2003 related to several marketing agreements we had entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $75,000, or 19.5 %, to $309,000 in the six months ended June 30, 2004 from $384,000 in the six months ended June 30, 2003. This decrease was primarily related to lower legal expenses.

     FINANCIAL INCOME, NET. Financial income, net decreased by $27,000, to $10,000 in the six months ended June 30, 2004 from $37,000 in the six months ended June 30, 2003. This decrease was due to the lower interest rate earned on our short-term deposits.

     NET LOSS. We had a net loss of $933,000 in the six months ended June 30, 2004, compared with a net loss of $1,708,000 in the six months ended June 30, 2003. The 45.4% decrease in net loss in the six months ended June 30, 2004 in comparison with the six months ended June 30, 2003 is attributable to the various influences described above.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $8,646,000 at June 30, 2004, and had a working capital (current assets less current liabilities) of approximately $1,927,000 at June 30, 2004.

     Capital expenditures were approximately $28,000 in the three months ended June 30, 2004 and $15,000 in the three months ended June 30, 2003. Capital expenditures were approximately $54,000 in the six months ended June 30, 2004 and $30,000 in the six months ended June 30, 2003 .We do not have any material commitments for capital expenditures for the year ending December 31, 2004.

     At June 30, 2004, we had cash, cash equivalents and short-term deposits of approximately $1,682,000 ($3,001,000 in June 2003). The differences from June 30, 2004 to June 30, 2003 are due to the negative cash flow from operating activities during the last fiscal year.

     We generated negative cash flow from operating activities of approximately $323,000 in the three months ended June 30, 2004 compared to $764,000 in the three months ended June 30, 2003. We generated negative cash flow from operating activities of approximately $984,000 in the six months ended June 30, 2004 compared to $1,285,000 in the six months ended June 30, 2003.

     In July 2004, we completed private placement to accredited investors of an aggregate of 1,125,000 of shares of Common Stock at a price per share of $1.00 with gross proceeds to us of $1,125,000.

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

     Our research and development expenses were approximately $196,000 in the three months ended June 30, 2004, compared to $318,000 in the three months ended June 30, 2003. Our research and development expenses were approximately $394,000 in the six months ended June 30, 2004, compared to $608,000 in the six months ended June 30, 2003. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold six pending patents on our technologies.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at June 30, 2004 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $350,000 until 2008. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

* Filed herewith

(b)  Reports on Form 8-K

       During the three months ended June 30, 2004, we filed one report on
          Form 8-K with the SEC on June 3, 2004 in connection with the private placement that was completed in April 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 INKSURE TECHNOLOGIES INC.

Dated: As of August 10, 2004                     By: /S/ Eyal Bigon
                                                 ------------------
                                                 Eyal Bigon
                                                 Chief Financial Officer,
                                                 Secretary, and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)



Dated: As of August 10, 2004                     By: /S/ Yaron Meerfeld
                                                 ----------------------
                                                 Yaron Meerfeld
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

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


Date: August 10, 2004


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


Date: August 10, 2004


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

     The Form 10-QSB for the quarter ended June 30, 2004 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.





         Dated: August 10, 2004          /S/ Yaron Meerfeld
                                         ------------------

                                         Yaron Meerfeld, Chief Executive Officer








         Dated: August 10, 2004          /S/ Eyal Bigon
                                         --------------

                                         Eyal Bigon, Chief Financial Officer




A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.