Form 10QSB
period 2004-09-30
INKSURE TECHNOLOGIES INC
filed 2004-11-10
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of November 11, 2004, was 15,011,579 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [_] No [X]

                            INKSURE TECHNOLOGIES INC.


                              INDEX TO FORM 10-QSB


                                                                                                                 PAGE
PART I.       FINANCIAL INFORMATION                                                                                3

Item 1.       Financial Statements                                                                                 3

              Consolidated Balance Sheet as of September 30, 2004 (unaudited)                                      3

              Statements of Operations (unaudited) for the Nine and
              Three Months Ended September 30, 2004 and 2003                                                       5

              Consolidated Statements of Changes in Stockholders' Equity as of
              September 30, 2004 (unaudited after December 31, 2003)                                               6

              Consolidated Statements of Cash Flows (unaudited) for the Nine and
              Three Months Ended September 30, 2004 and 2003                                                       7

              Notes to Consolidated Financial Statements                                                           8

Item 2.       Management's Discussion and Analysis or Plan of Operation                                            11

Item 3.       Controls and Procedures                                                                              16

PART II.      OTHER INFORMATION                                                                                    16

Item 2.       Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities      16

Item 4.       Submission of Matters to a Vote of Security Holders                                                  16

Item 6.       Exhibits and Reports on Form 8-K                                                                     17

SIGNATURES                                                                                                         18


                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS




                                                   SEPTEMBER 30,
                                                      2004
                                                     ------
                                                    UNAUDITED
                                                     ------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $2,073
  Short-term bank deposits                               20
  Trade receivables                                     193
  Other accounts receivable and prepaid expenses        143
  Inventories                                           452
                                                     ------

TOTAL current assets                                  2,881
                                                     ------

SEVERANCE PAY FUND                                      108
                                                     ------

PROPERTY AND EQUIPMENT, NET                             302
                                                     ------

TECHNOLOGY, NET                                          22
                                                     ------

GOODWILL                                                270
                                                     ------

TOTAL assets                                         $3,583
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



                                                                                                  SEPTEMBER 30,
                                                                                                     2004
                                                                                                   --------
                                                                                                   UNAUDITED
                                                                                                   --------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                                   $    201
  Employees and payroll accruals                                                                        103
  Other accounts payable                                                                                134
                                                                                                   --------

TOTAL current liabilities                                                                               438
                                                                                                   --------

 ACCRUED SEVERANCE PAY                                                                                  124
                                                                                                   --------

STOCKHOLDERS' EQUITY:
  Stock capital:
    Preferred stock of $ 0.01 par value:
      Authorized: 10,000,000 shares at September 30, 2004; Issued and outstanding: 0 shares at
      September 30, 2004                                                                                  -
    Common stock of $ 0.01 par value -
      Authorized: 35,000,000 shares at September 30, 2004; Issued and outstanding:
      15,011,578 shares at September 30, 2004                                                           150
  Additional paid-in capital                                                                         12,038
  Accumulated other comprehensive income                                                                118
  Accumulated deficit                                                                                (9,285)
                                                                                                   --------

TOTAL stockholders' equity                                                                            3,021
                                                                                                   --------

TOTAL liabilities and stockholders' equity                                                         $  3,583
                                                                                                   ========


The accompanying notes are an integral part of the consolidated financial statements.

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)



                                                                NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ------------------------------      -------------------------------
                                                           2004              2003              2004              2003
                                                       ------------      ------------      ------------      ------------
                                                                                    UNAUDITED
                                                       -------------------------------------------------------------------
Revenues                                               $        624      $         44      $         85      $         44
Cost of revenues                                                283                40                59                40
                                                       ------------      ------------      ------------      ------------

Gross profit                                                    341                 4                26                 4
                                                       ------------      ------------      ------------      ------------

Operating expenses:
  Research and development                                      573               903               179               295
  Selling and marketing, net                                    879             1,078               324               325
  General and administrative                                    474               545               165               161
                                                       ------------      ------------      ------------      ------------

TOTAL operating expenses                                      1,926             2,526               668               781
                                                       ------------      ------------      ------------      ------------

Operating loss                                               (1,585)           (2,522)             (642)             (777)
Financial income                                                 13                41                 3                 4
                                                       ------------      ------------      ------------      ------------

Net loss                                               $     (1,572)     $     (2,481)     $       (639)     $       (773)
                                                       ============      ============      ============      ============

Weighted average number of shares of Common stock
  used in computing basic and diluted net loss per
  share                                                  13,601,429        11,982,166        14,789,051        11,982,166
                                                       ============      ============      ============      ============

Basic and diluted net loss per share                   $      (0.12)     $      (0.21)     $      (0.04)     $      (0.06)
                                                       ============      ============      ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                   ACCUMULATED
                                                   ADDITIONAL         OTHER                              TOTAL
                                    STOCK           PAID-IN       COMPREHENSIVE     ACCUMULATED      STOCKHOLDERS'
                                   CAPITAL          CAPITAL          INCOME           DEFICIT           EQUITY
                                   -------          -------          -------          -------           -------
Balance as of
  January 1, 2004                  $   119          $ 9,683          $   118          $(7,713)          $ 2,207

Issuance of Common
  stock,                                31            2,355                -                -             2,386
Net loss                                 -                -                -           (1,572)           (1,572)
                                   -------          -------          -------          -------           -------

Balance as of
  September 30, 2004
  (unaudited)                      $   150          $12,038          $   118          $(9,285)          $ 3,021
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

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS



                                                            NINE MONTHS ENDED             THREE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ----------------------        -----------------------
                                                           2004          2003           2004            2003
                                                         -------        -------        -------        --------
                                                                              UNAUDITED
                                                         -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(1,572)       $(2,481)       $  (639)       $  (773)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              111            116             38             39
  Accrued severance pay, net                                  (6)             1              -             (6)
  Decrease in trade receivables                              306            730            162              -
  Decrease (increase) in other accounts
    receivable and prepaid expenses                           (6)           (74)            47             69
  Decrease (increase) in inventories                        (347)             7           (153)            27
  Decrease in trade payables                                (161)          (293)          (173)          (161)
  Increase (decrease) in employees and payroll
    accruals                                                 (24)            84             (5)            (1)
  Increase (decrease) in other accounts payable               10           (147)            17             (6)
  Accumulated interest on short-term bank deposits             -            (46)             1             (6)
                                                         -------        -------        -------        -------

Net cash used in operating activities                     (1,689)        (2,103)          (705)          (818)
                                                         -------        -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (56)           (31)            (2)            (1)
Proceeds from short-term bank deposits                         -          2,863              -          1,744
                                                         -------        -------        -------        -------

Net cash provided by (used in) investing
  activities                                                 (56)         2,832             (2)         1,743
                                                         -------        -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common stock, net                              2,386              -          1,119              -
                                                         -------        -------        -------        -------

Net cash provided by financing activities                  2,386              -          1,119              -
                                                         -------        -------        -------        -------

Increase in cash and cash equivalents                        641            729            412            925
Cash and cash equivalents at beginning of period           1,432            213          1,661             17
                                                         -------        -------        -------        -------

Cash and cash equivalents at end of period               $ 2,073        $   942        $ 2,073        $   942
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

     The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) (as of September 30, 2004, IST Operating Inc. is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of September 30, 2004, InkSure RF Inc. is inactive).


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

          Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for nine months ended September 30, 2004 and 2003: weighted-risk-free interest rate of 1.5% and 2% for each period respectively, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common stock of 1.04 and 0.99, and a weighted-average expected life of the options of two and five years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:



                                                   NINE MONTHS ENDED            THREE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------        ----------------------
                                                  2004          2003            2004          2003
                                                -------        -------        -------        -------
                                                                      UNAUDITED
                                                -----------------------------------------------------
Net loss, as reported                           $(1,572)       $(2,481)       $  (639)       $  (773)
Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards                            (172)          (114)           (64)           (25)
                                                -------        -------        -------        -------

Pro forma net loss                              $(1,744)       $(2,595)       $  (703)       $  (798)
                                                =======        =======        =======        =======

Basic and diluted net loss per share,
  as reported                                   $ (0.12)       $ (0.21)       $ (0.04)       $ (0.06)
                                                =======        =======        =======        =======

Basic and diluted net loss per share,
  pro forma                                     $ (0.13)       $ (0.22)       $ (0.05)       $ (0.07)
                                                =======        =======        =======        =======

NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

                                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4:- INVESTMENT AGREEMENT

     a. In April 2004, the Company entered into an investment agreement with certain accredited investors. Under the agreement, the Company issued in a private placement 1,904,412 units with each unit consisting of a share of Common stock and a five-year warrant to purchase a share of Common stock at an exercise price of $ 1 per share. The price per unit was $0.68 with net proceeds to the Company of $ 1,267 (net of issuance expenses).

     b. In July 2004, the Company entered into an additional investment agreement with certain accredited investors. According to the agreement the Company issued in a private placement an aggregate of 1,125,000 of shares of Common stock, at a price per share equal to $ 1 with gross proceeds to the Company of $ 1,125.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the third quarter of 2004 consisted of revenues from our new sales agreements for brand protection with North American customers.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2004. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the three months ended September 30, 2004 and September 30, 2003. Our Revenues increased by $41,000, or 93.2%, to $85,000 in the three months ended September 30, 2004 from $44,000 in the three months ended September 30, 2003.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues in the three months ended September 30, 2004 increased by $19,000, or 47.5%, to $59,000, compared to $40,000 in the three months ended September 30, 2003. This increase was primarily due to the increase in revenues discussed above.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $116,000, or 39.3%, to $179,000 in the three months ended September 30, 2004 from $295,000 in the three months ended September 30, 2003. This decrease in research and development expenses is primarily related to lower payments to subcontractors in connection with the development of new products and new generations of our existing products in the three months ended September 30, 2004.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses, net consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses, net decreased by $1,000 to $324,000 in the three months ended September 30, 2004 from $325,000 in the three months ended September 30, 2003. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $4,000, or 2.5 %, to $165,000 in the three months ended September 30, 2004 from $161,000 in the three months ended September 30, 2003. This increase was primarily related to higher legal expenses.

     FINANCIAL INCOME, NET. Financial income, net was $4,000 in the three months ended September 30, 2004 and $4,000 in the three months ended September 30, 2003.

     NET LOSS. We had a net loss of $638,000 in the three months ended September 30, 2004, compared with a net loss of $773,000 in the three months ended September 30, 2003. The 17.5 % decrease in net loss in the three months ended September 30, 2004 in comparison with the three months ended September 30, 2003 is attributable mainly to the increase in gross profit and to the decrease in research and development expenses described above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. This affected our results for the nine months ended September 30, 2004 where we had revenues of $624,000, compared to $44 in the nine months ended September 30, 2003. .The increase in revenues by $580,000, or 1,318.2%, is mainly related to our new sales agreements for brand protection with North American customers.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Our cost of revenues in the nine months ended September 30, 2004 increased by $243,000, or 607.5%, to $283,000 compared to $40,000 in the nine months ended September 30, 2003. This increase was primarily due to the increase in revenues discussed above.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $330,000, or 36.5%, to $573,000 in the nine months ended September 30, 2004 from $903,000 in the nine months ended September 30, 2003. This decrease in research and development expenses is primarily related to lower payments to subcontractors in connection with the development of new products and new generations of our existing products in the nine months ended September 30, 2004.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses, net consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses, net decreased by $199,000, or 18.5%, to $879,000 in the nine months ended September 30, 2004 from $1,078,000 in the nine months ended September 30, 2003. This decrease in selling and marketing expenses, net was primarily due to higher marketing expenses in 2003 related to several marketing agreements we had entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $71,000, or 13.0%, to $474,000 in the nine months ended September 30, 2004 from $545,000 in the nine months ended September 30, 2003. This decrease was primarily related to lower legal expenses.

     FINANCIAL INCOME, NET. Financial income, net decreased by $28,000, to $13,000 in the nine months ended September 30, 2004 from $41,000 in the nine months ended September 30, 2003. This decrease was due to the lower interest earned on our short-term deposits.

     NET LOSS. We had a net loss of $1,572,000 in the nine months ended September 30, 2004, compared with a net loss of $2,481,000 in the nine months ended September 30, 2003. The 36.6 % decrease in net loss in the nine months ended September 30, 2004 in comparison with the nine months ended September 30, 2003 is attributable to the various influences described above.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $9,285,000 at September 30, 2004, and had a working capital (current assets less current liabilities) of approximately $2,443,000 at September 30, 2004.

     Capital expenditures were approximately $2,000 in the three months ended September 30, 2004 and $1,000 in the three months ended September 30, 2003. Capital expenditures were approximately $56,000 in the nine months ended September 30, 2004 and $31,000 in the nine months ended September 30, 2003. We do not have any material commitments for capital expenditures for the year ending December 31, 2004.

     At September 30, 2004, we had cash, cash equivalents and short-term deposits of approximately $2,093,000 ($2,188,000 in September 2003). The differences from September 30, 2004 to September 30, 2003 are due to the negative cash flow from operating activities during the last fiscal year.

     We generated negative cash flow from operating activities of approximately $705,000 in the three months ended September 30, 2004 compared to $818,000 in the three months ended September 30, 2003. We generated negative cash flow from operating activities of approximately $1,689,000 in the nine months ended September 30, 2004 compared to $2,103,000 in the nine months ended September 30, 2003.

     In July 2004, we completed private placement to accredited investors of an aggregate of 1,125,000 of shares of our common stock, par value $0.01 per share, at a price per share of $1.00, with gross proceeds to us of $1,125,000.

     We believe that cash generated from operations and cash from the private placement will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next twelve months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

C.   RESEARCH AND DEVELOPMENT, PATENTS AND LICENSES

     We believe that our future success will depend upon our ability to enhance our existing products and systems and introduce new commercially viable products and systems addressing the demands of the evolving markets for brand and document protection. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in certain industry segments to identify market needs and define appropriate product specifications. Our research and development expenses were approximately $179,000 in the three months ended September 30, 2004, compared to $295,000 in the three months ended September 30, 2003. Our research and development expenses were approximately $573,000 in the nine months ended September 30, 2004, compared to $903,000 in the nine months ended September 30, 2003. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold six pending patents on our technologies.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at September 30, 2004 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $232,000 until 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.


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


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 19, 2004 the Company closed a private placement offering in which the Company sold an aggregate of 1,125,000 of shares (the "Shares") of its common stock, par value $0.01 per share, at a purchase price of $1.00 per share for aggregate gross proceeds to the Company of $1,125,000. The Shares were issued in a transaction intended to qualify for the exemption from registration afforded by Rule 506 of Regulation D of the Securities Act of 1933, as amended. All of the proceeds from such offering were added to the Company's working capital for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on July 7, 2004.

The following matters were voted on at the Annual Meeting of Stockholders:

Proposal 1: Election of a Board of Directors.



                                               NUMBER OF SHARES VOTED
                                        FOR                           AGAINST
                                      ---------                       -------
Elie Housman                          7,821,057                       484,014

Yaron Meerfeld                        8,305,071                             0

James Lineberger                      8,305,071                             0

Philip Getter                         8,305,071                             0

Michael Acks                          8,305,071                             0

Albert Attias                         8,305,071                             0

David Sass                            8,305,071                             0

Proposal 2: Ratification of the appointment of Kost Forer, Gabbay and Kasierer, a member of Ernst & Young Global as the independent auditors and accountants for the Company for the year ending December 31, 2004.


                                           NUMBER OF SHARES

                         FOR                    AGAINST                ABSTAIN
                         ------------------------------------------------------
                         8,305,071                 0                  5,581,507


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

2.2         Agreement and Plan of Merger, dated July 3, 2003 among the Company and InkSure Technologies
            (Delaware) Inc.(Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)

3.1         Certificate of Incorporation of the Company. (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)

3.2         By-Laws of the Company.(Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on July 22, 2003.)

10.1        2002 Employee, Director and Consultant Stock Option Plan.(Incorporated by reference to the
            Company's Quarterly Report on Form 10-QSB, filed with the Commission on November 14, 2002.)

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


* Filed herewith

(b)  Reports on Form 8-K:

During the three months ended September 30, 2004, we filed one report on Form 8-K with the SEC on July 21, 2004 in connection with the private placement that was completed in July 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INKSURE TECHNOLOGIES INC.

Dated: As of November 10, 2004                    By: /S/ Eyal Bigon
                                                  ------------------
                                                  Eyal Bigon
                                                  Chief Financial Officer,
                                                  Secretary, and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)



Dated: As of November 10, 2004                    By: /S/ Yaron Meerfeld
                                                  ----------------------
                                                  Yaron Meerfeld
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)