Form 10KSB
period 2004-12-31
INKSURE TECHNOLOGIES INC
filed 2005-03-30
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission file number 0-24431

                            INKSURE TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      84-1417774
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                1770 N.W. 64TH STREET FORT LAUDERDALE, FL 433309
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (954) 772-8507
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
       Title of Each Class                           On Which Registered
       -------------------                           -------------------


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                               Yes [_]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity of $1.35 per share, as of March 30, 2005 was $11,501,000

At March 30, 2005, 15,011,579 shares of the Registrant's common stock, par value $0.01 per share, were outstanding.

                       Documents Incorporated By Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 7, 2005.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I

ITEM 1.      DESCRIPTION OF BUSINESS                                                      1
ITEM 2.      DESCRIPTION OF PROPERTY                                                     16
ITEM 3.      LEGAL PROCEEDINGS                                                           16
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         16

PART II

ITEM 5       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                    17
ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                   19
ITEM 7       FINANCIAL STATEMENTS                                                        24
ITEM 8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                                    24
ITEM 8A      CONTROLS AND PROCEDURES                                                     24
ITEM 8B      OTHER INFORMATION                                                           25

PART III

ITEM 9       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                          25
ITEM 10      EXECUTIVE COMPENSATION                                                      25
ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                  25
ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              25
ITEM 13      EXHIBITS AND REPORTS ON FORM 8-K                                            25
ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES                                      26

SIGNATURE PAGE                                                                           27

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

INKSURE SOLUTIONS

     We believe that our authentication technology can be distinguished from other authentication solutions, such as visible and invisible ultra-violet marks, fluorescent inks, watermarks and fibers, optically variable inks, and holograms, currently offered by our competitors because our solutions offer a high level of security and flexibility while remaining cost-effective. Due to the nature of our technology, which is based upon multi-disciplinary technologies, including chemistry, printing, electro-optics and software, the solution is customized for each customer.

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

MARKETING AND BUSINESS STRATEGY

     Our business strategy utilizes a "razor / razor blade" approach with respect to the sale of our readers and inks. We regard the selling of our proprietary readers as infrastructure similar to a hand held razor, while our specialty inks may be considered analogous to the blades of a razor that represent continuing sales. The potential anti-counterfeit market segments for our products can generally be divided into two major groups: documents (e.g., bank notes, checks, transportation and event tickets, pre-paid telephone cards, identification cards, and passports) and brand products (e.g., pharmaceuticals, software, automotive, toys, and apparel). We have entered into strategic relationships with Sun Chemicals Group B.V. and with Merck KgaA, to leverage the development, distribution and co-marketing of their security products.

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

     We had revenues this year pursuant to several orders received from MTM Guvenlik ve Holografik Kart Sistemleri A.S., a corporation incorporated under the laws of Turkey. Pursuant to these orders, MTM Guvenlik, purchases readers and ink for use in hologram-related products. Revenues from this agreement were $237,000 for the fiscal year ended December 31, 2004, representing approximately 25% of our revenues for that year.

     In March 2004 and August 2004 we entered into two sales agreements to supply our authentication solutions to two separate customers in North America for brand protection projects. Each project involves the protection of millions of items using our coding solutions and handheld authentication readers, as well as our quality assurance tools, which are used to ensure that our inks are applied according to specifications. Revenues from these two agreements were $616,000 for the fiscal year ended December 31, 2004, representing approximately 65% of our revenues for that year.

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

o SORTSURE(TM) -- IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY CONTROL AND AUDIT FUNCTION

     Our SortSure(TM) readers provide high-speed authentication in mass quantities. The embedded OEM kits enable seamless integration within existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers.

     The readers utilize proprietary technology and unique electro-optical techniques to authenticate covert SmartInk(TM) codes.

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

     We pursue a process-oriented strategy in which it conducts efforts aimed at developing new or enhanced classes of products and services. As part of this strategy, we work closely with current and potential customers, distributors and other members of the industry to identify market needs and define appropriate product specifications. Our research and development expenditures totaled approximately $1,184,000 and $775,000 for fiscal years 2003 and 2004, respectively.

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

     The principal raw materials used by us for the manufacturing of our readers include electronic components, optic components, plastics and other raw materials. We believe that these materials are in good supply and are available from multiple sources. We currently utilize subcontractors for the manufacturing of our readers.

PATENTS AND PROPRIETARY TECHNOLOGY

     Although our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business, and although we will continue to seek the supplemental protection afforded by patents, we generally consider protection of our products, processes and materials to be more dependent upon proprietary knowledge, know-how and rapid assimilation of innovations than patent protection. We have applied for three patents covering various methods of marking documents for the purpose of authentication and three patents related to the RF technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty. Recently one of our patent applications related to our RF technology was approved and a patent was issued for such technology in the United States. In addition, the patent application for such technology was approved in the European Union. We are now seeking additional patent protection for such technology in certain countries in Europe.

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

EMPLOYEES

     At March 30, 2005, we had 13 employees located in Israel, including seven engineers, two sales and marketing personnel, three management and administrative personnel, and one operations personnel. In addition, as of March 30, 2005, we had five employees located in the United States, one of whom is a member of our management, one of whom manages our operations in the United States, with the remaining three being sales, marketing and customer support personnel. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly skilled employees.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS; WE MAY NOT BE PROFITABLE IN THE FUTURE

     We have incurred substantial losses and negative cash flows since our inception. We had an accumulated deficit of approximately $9,774,000 at December 31, 2004 and had a working capital (current assets less current liabilities) of approximately $1,990,000 at December 31, 2004. We incurred losses of approximately $2, 061,000 for the year ended December 31, 2004. We expect to spend significant amounts to enhance our products and services, develop further sales and operations, and fund expansion. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

     InkSure Delaware was formed in May 2000. We have a limited operating history on which to base an evaluation of our business and prospects. Our revenue and income potential are unproven. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages, particularly companies with limited capital in new and rapidly evolving markets. These risks and difficulties include our ability to develop our infrastructure; attract and maintain a base of end users; develop and introduce desirable products and services; provide customer support, personnel, and facilities to support our business; establish and maintain strategic relationships; and respond effectively to competitive and technological developments. Our business strategy may not be successful or may not successfully address any of these risks or difficulties.

WE WILL FACE A NEED FOR ADDITIONAL CAPITAL AND MAY NEED TO CURTAIL OUR OPERATIONS IF IT IS NOT AVAILABLE.

     We believe that our current cash and cash equivalents will satisfy our operating capital needs for at least twelve months based upon our currently anticipated business activities. We will need additional capital even within twelve months if we undertake large projects. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which would adversely affect our prospects, business, operating results and financial condition by forcing us to curtail our operations or not pursue opportunities which present themselves.

IF WE CONTINUE TO RELY ON ONE MAJOR CUSTOMER FOR MOST OF OUR REVENUES, THE LOSS OF SUCH CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS.

     For the fiscal year ended December 31, 2004, sales to one of our new customers in the United States accounted for approximately 63% of our revenues. The loss of this customer, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     We generate all of our revenue from sales of products relating to the "authentication industry." The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services could be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Any market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future.

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE AUTHENTICATION MARKET.

     Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard protection of our proprietary rights as critical to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have applied for three patents covering various methods of marking documents for the purpose of authentication and three patents related to the radio frequency authentication and security technology, or RF technology, being developed by us. Currently, only one of our patent applications related to our RF technology has been approved in the United States. In addition, the patent application for such technology has been approved in the European Union. We are currently seeking additional patent protection for such technology in certain European countries.

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

SOME OF OUR PRODUCTS IN DEVELOPMENT WILL BE SUBJECT TO GOVERNMENT REGULATION OF RADIO FREQUENCY TECHNOLOGY WHICH COULD CAUSE A DELAY OR INABILITY TO INTRODUCE SUCH PRODUCTS IN THE UNITED STATES AND OTHER MARKETS.

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

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. We received a letter, dated March 16, 2005, from the law firm of Yossi Avraham & Co., which stated that, based on the facts provided to it by Supercom and InkSure Ltd., the probability is small that a court would grant either the permanent injunction or a substantial amount of damages in connection with Secu-Systems' complaint. At the beginning of 2004 we submitted our closing arguments to the court, and Secu-Systems replied to our closing arguments. We expect the Court to render its decision by the end of 2005. If Secu-Systems were to win the litigation we could be forced to make a one-time payment in connection with past damages and/or payments based on our future revenues and profits. Such payments could have a material adverse effect on our business, operating results and financial condition.

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

     ICTS International, N.V. and its affiliates beneficially own, as of March 30, 2005, 4,825,555 shares of our common stock, representing approximately 32.1% of our outstanding common stock. Such ownership interest gives ICTS and its affiliates substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target.

WE ARE DISPUTING THE VALIDITY OF THE ISSUANCE OF AN OPTION TO PURCHASE SHARES OF INKSURE DELAWARE COMMON STOCK, WHICH IF DETERMINED TO BE VALID WOULD INCREASE THE NUMBER OF OUR SHARES OF COMMON STOCK OUTSTANDING ON A FULLY DILUTED BASIS.

     We are disputing the valid issuance of an option to purchase 300,480 shares of InkSure Delaware Common stock that was issued prior to the reverse acquisition merger at an exercise price of $ 0.50 per share. If our position in this dispute does not prevail we would be forced to accept the validity of the issuance of this option and convert it into an option to purchase shares of our Common stock. We are in the process of evaluating the validity of the grant with our legal counsel. This claim has not matured to legal proceeding at this point, and therefore our legal counsel and management can not predict the outcome of this claim.

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

THE TRADING OF OUR COMMON STOCK IS VOLATILE WHICH MAY PREVENT A STOCKHOLDER FROM SELLING ITS STOCK AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to March 30, 2005, our common stock traded at prices ranging from $1.90 to $0.50. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 2,000 square feet of space that is located in Fort Lauderdale, FL pursuant to a lease which expires in February 2007. Our monthly lease payments are approximately $2,700 per month. We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 1,000 square feet pursuant to a lease expiring in September 2005. Monthly lease payments for such facility are approximately $2,800 per month.

ITEM 3. LEGAL PROCEEDINGS.

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. We received a letter, dated March 16, 2005, from the law firm of Yossi Avraham & Co., which states that, based on the facts provided to it by Supercom and InkSure Ltd., the chances are good that a court would not grant the permanent injunction or award damages of a substantial amount in connection with the litigation. At the beginning of 2004 we submitted our closing arguments to the court, and Secu-Systems replied to our closing arguments. We expect the Court to render its decision by the end of 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of common stock as reported by the Over The Counter Bulletin Board under the symbol "INKS" for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                     HIGH         LOW
                                                     ----         ---
CALENDAR YEAR 2003
      1st Quarter                                   $2.45       $1.45
      2nd Quarter                                   $2.00       $1.30
      3rd Quarter                                   $1.50       $1.30
      4th Quarter                                   $1.40       $1.05

CALENDAR YEAR 2004
      1st Quarter                                   $1.20       $0.51
      2nd Quarter                                   $1.30       $0.77
      3rd Quarter                                   $1.80       $0.98
      4th Quarter                                   $1.80       $1.20

CALENDAR YEAR 2005
      1st Quarter (through March 30, 2005)          $1.77       $1.25



     As of March 30, 2005, the high and low bid prices per share of common stock as reported by the Over the Counter Bulletin Board under the symbol "INKS" were $1.40 and $1.35 respectively and there were approximately 107 holders of record of the common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2004. Our stockholder approved equity compensation plans consist of the 2002 Stock Option Plan. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.


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

   PLAN CATEGORY                  (A)                             (B)                           (C)

Equity
compensation plans
approved by
security holders               1,276,347                         $0.996                      2,223,653
Equity
compensation plans
not approved by
security holders               4,390,338(1)                      $1.460                           0
                               ---------                                                     ----------
       TOTAL                   5,666,685                                                     2,223,653


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

     o In connection with the September 2002 private placement, InkSure Delaware issued 67 five-year warrants to the investors in such private placement. In the aggregate, this represented the issuance of warrants to purchase 1,456,526 Shares of InkSure Delaware common stock at a price of $2.17 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, all warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock.

     o In connection with a private placement which we closed on April 8, 2004, we issued warrants to purchase an aggregate of 1,904,411 shares of our common stock at a price of $1.00 per share.

     o In connection with services rendered to us, on March 15, 2005 we issued warrants to purchase 50,000 shares of our common stock to Mr. Jerry Falkner. The warrants are exercisable for 10 years and have an exercise price of $1.40 per share.

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

APRIL 2004 PRIVATE PLACEMENT OF UNITS

     On April 8, 2004, we closed the sale of $1,295,000 of units in a private placement to accredited investors, at a price per unit equal to $0.68, which was 85% of the average of the last reported bid and ask prices for the 30 business days prior to the date of the closing of such private placement. Each unit sold consisted of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at an exercise price of $1.00 per share.

JULY 2004 PRIVATE PLACEMENT

     On July 19, 2004 we closed a private placement of $1,125,000 of shares of our common stock to accredited investors at the price of $1.00 per share.

MARCH 2005 WARRANT ISSUANCE

     In connection with services rendered to us, on March 15, 2005 we issued warrants to purchase 50,000 shares of our common stock to Mr. Jerry Falkner. The warrants are exercisable for 10 years and have an exercise price of $1.40 per share

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. In the 2004 fiscal year we entered into two sales agreements of this type, and we have also completed several successful field trials during the last year related to other projects. In the 2004 fiscal year approximately 65% of our revenues were earned from customers located in the United States. Sales related to our project with MTM in Turkey represented 25% of our sales in the 2004 fiscal year. Sales related to our agreement with Sun Chemical represented approximately 6% of our sales in fiscal year 2004.

     COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses.

     Our cost of revenues consists primarily of materials including taggants and electronic and optical parts, sub-contractors and compensation costs for our operations staff.

     Our research and development expenses consist primarily of costs associated with development of new generic products. These expenses may fluctuate as a percentage of revenue depending on the projects undertaken during the reporting period. Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2004. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     Revenues from certain arrangements may include multiple elements within a single contract. The Company's accounting policy complies with the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

     In cases where the Company has partial delivery at the cut off dates and no fair value exist for the undelivered elements revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

     INVENTORIES. Inventories are stated at the lower of cost or net realizable value. Cost is determined by calculating raw materials using the "first in, first out" method, work in process and finished products on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

     OTHER ACCRUED EXPENSES. We also maintain other accrued expenses. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.

     DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that the Company has history of losses it is likely that the deferred tax will not be realized, therefore a valuation allowance of approximately $3,078,000 has been recorded as of December 31, 2004.

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

     Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:


                                   YEAR ENDED DECEMBER 31,

                                    2004            2003
                                    ----            ----
Revenues                             100%            100%
Cost of Revenues                      43              22
                                    ----            ----

Gross profit                          57              78

Operating expenses:
Research and development              81             195
Selling and marketing                130             256
General and administrative            62             120
                                    ----            ----

Total operating expenses             273             571

Operating loss                      (216)           (493)
Financial income, net                  0               6
                                    ----            ----

Net loss                            (216)           (487)
                                    ====            ====



YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

     REVENUES. Revenues consist of gross sales of products. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. This affected our results in 2004. Our revenues increased by $347,000, or 57%, to $955,000 in 2004 from $608,000 in
2003, primarily due to one of our new customers located in the United States and the new MTM project in Turkey. As of December, 31 2004, revenues in the amount of $123,000 were deferred to 2005 due to the implementation of EITF No. 00-21 "Revenue Arrangements with Multiple Deliverables".

     COST OF REVENUES. Cost of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues increased by $279,000, or 208%, to $413,000 in 2004 from $134,000 in 2003. The increase in cost of revenues is mainly due to the increase of sales and the increase of cost as a percentage of revenues. Cost of revenues as a percentage of sales was 43 % in 2004, compared with 22% in 2003. The increase in cost of revenues as a percentage of revenues is related to the mix of sales. Our revenues in 2004 consisted of sales of readers and ink, and our sales in 2003 consisted primarily of sales of ink, in which the cost of revenues is much lower.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $409,000, or 35%, to $775,000 in 2004 from $1,184,000 in 2003. This decrease in research and development expenses is primarily related to our need to use fewer subcontractors in connection with the development of new products and new generations of our existing products.

     SELLING AND MARKETING EXPENSES, NET. Selling and marketing expenses, net consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses, net decreased by $321,000, or 21%, to $1,239,000 in 2004 from $1,560,000 in 2003. This decrease in selling and marketing expenses, net was primarily due to the higher marketing expenses we faced in 2003 which were related to several marketing agreements we had entered into. We believe that our significant investment in sales and marketing activities over time will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, office maintenance, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $140,000, or 19%, to $590,000 in 2004 from $730,000 in 2003. This decrease was primarily a result of lower legal expenses.

     FINANCIAL INCOME, NET. Financial income, net decreased by $34,000, or 97%, to $1,000 in 2004 from $35,000 in 2003 due to changes in the exchange rate between the United States Dollar and the Israeli New Shekel.

     NET LOSS. We had a net loss of $2,061,0000 in 2004, compared with a net loss of $2,965,000 in 2003, which is a decrease of $904,000, or 31%. The decrease in net loss in 2004 in comparison with 2003 is primarily due to our increase in revenues and decrease in operating expenses.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $9,774,000 at December 31, 2004, and had a working capital (current assets less current liabilities) of approximately $1,990,000 at December 31, 2004.

     Capital expenditures were approximately $72,000 in 2004 and $33,000 in 2003. These expenditures were principally for machinery, computers and research and development equipment purchases. We do not have any material commitments for capital expenditures for the year ending December 31, 2004.

     As of December 31, 2004, we had cash, cash equivalents and short-term deposits of approximately $1,648,000, compared to $1,453,000 in 2003. This increase is the result of the amounts we raised in the two private placement transactions we completed during 2004 as such amounts are offset by our continuing investments in research and development and selling and marketing expenses. We had $0 short-term bank credit in each of 2004 and 2003. We generated negative cash flow from operating activities of approximately $2,112,000 in 2004 compared to $2,788,000 in 2003.

     Our investing activities used cash of $51,000 in 2004 and provided cash of $4,065,000 in 2003. Our policy is to invest our funds in short-term deposits.

     On April 8, 2004, we closed the sale of $1,295,000 of units in a private placement to accredited investors, at a price per unit equal to $0.68, which was 85% of the average of the last reported bid and ask prices for the 30 business days prior to the date of the closing of such private placement. Each unit sold consisted of: (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at an exercise price of $1.00 per share.

     On July 19, 2004 we closed a private placement of $1,125,000 of shares of its common stock, par value $0.01 per share, at the price of $1.00 per share.

     We believe that cash generated from operations and cash from the 2004 private placements will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next twelve months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

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

     Our research and development expenses were approximately $809,000 in 2002, $1,184,000 in 2003 and $775,000 in 2004. To date, all research and development expenses have been charged to operating expense as incurred. We currently hold five pending patents on our technologies and we have been issued one patent related to our RF technology in the United States. In addition a patent application for such technology has been approved in the European Union. Currently we are seeking additional protection for such technology in certain European countries.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at December 31, 2004 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is $237,000 until 2007. See Note 7 to the Consolidated Financial Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

ITEM 7. FINANCIAL STATEMENTS.

     The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Consolidated Financial Statements," following Part III of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

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

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the captions "Directors, Executive Officers, Promoters and Control Persons", "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2005 is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2005 is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2005 is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Certain Relationships and Related Transactions" and "Executive Compensation--Employment Agreements, Termination of Employment and Change of Control Arrangements" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2005 is hereby incorporated by reference.

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

23.1                 Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst and Young Global

31.1                 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.

31.2                 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                     2002.

32.1                 Certification of Chief Executive and Financial Officers Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.


     (B) REPORTS ON FORM 8-K

     No matters were reports on Form 8-K were filed with the Commission during the fourth quarter of the year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information set forth under the caption "Independent Public Accountants" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2005 is incorporated by reference.

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

INKSURE TECHNOLOGIES INC.


   SIGNATURE                          TITLE                                          DATE
   ---------                          -----                                          ----

/s/ Yaron Meerfeld         Chief Executive Officer and Director                     March 30, 2005
------------------
Yaron Meerfeld



     In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   SIGNATURE                          TITLE                                          DATE
   ---------                          -----                                          ----
/s/ Yaron Meerfeld         Chief Executive Officer and Director                     March 30, 2005
------------------         (Principal Executive Officer)
Yaron Meerfeld


/s/ Elie Housman           Chairman and Director                                    March 30, 2005
------------------
Elie Housman

/s/ Eyal Bigon             Chief Financial Officer (Principal Financial and         March 30, 2005
------------------         Accounting Officer)
Eyal Bigon

/s/ James Lineberger       Director                                                 March 30, 2005
------------------
James Lineberger

/s/ Philip Getter          Director                                                 March 30, 2005
------------------
Philip Getter

/s/ Michael Acks           Director                                                 March 30, 2005
------------------
Michael Acks

/s/ Albert Attias          Director                                                 March 30, 2005
------------------
Albert Attias

/s/ David Sass             Director                                                 March 30, 2005
------------------
David Sass

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2004


                            U.S. DOLLARS IN THOUSANDS




                                      INDEX


                                                                PAGE
                                                             -------------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F - 2

CONSOLIDATED BALANCE SHEET                                  F - 3 - F - 4

CONSOLIDATED STATEMENTS OF OPERATIONS                           F - 5

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                   F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F - 8 - F - 25

[ERNST & YOUNG LOGO]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                             TO THE STOCKHOLDERS OF

                            INKSURE TECHNOLOGIES INC.


     We have audited the accompanying consolidated balance sheet of InkSure Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
March 27, 2005                                  A Member of Ernst & Young Global

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                             DECEMBER 31,
                                                               2004
                                                              ------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $1,648

  Trade receivables                                              317
  Other accounts receivable and prepaid expenses (Note 3)        111

  Inventories (Note 4)                                           530
                                                              ------


TOTAL current assets                                           2,606
                                                              ------

SEVERANCE PAY FUND                                               115
                                                              ------

PROPERTY AND EQUIPMENT, NET (Note 5)                             264
                                                              ------

TECHNOLOGY, NET (Note 6)                                           -
                                                              ------

GOODWILL                                                         271
                                                              ------

TOTAL assets                                                  $3,256
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

                                                                                 DECEMBER 31,
                                                                                    2004
                                                                                  --------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                  $    381
  Employees and payroll accruals                                                       121
  Accrued expenses                                                                     114
                                                                                  --------

TOTAL current liabilities                                                              616
                                                                                  --------


ACCRUED SEVERANCE PAY                                                                  115
                                                                                  --------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY:
  Stock capital (Note 8):
    Preferred stock of $ 0.01 par value -
      Authorized: 10,000,000 shares in 2004; Issued and outstanding: 0 shares
    Common stock of $ 0.01 par value -
      Authorized: 35,000,000; Issued and outstanding: 15,011,579                       150
  Additional paid-in capital                                                        12,031
  Accumulated other comprehensive income                                               118

  Accumulated deficit                                                               (9,774)
                                                                                  --------


TOTAL stockholders' equity                                                           2,525
                                                                                  --------

TOTAL liabilities and stockholders' equity                                        $  3,256
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                     2004              2003
                                                                                  ------------      ------------
Revenues (Note 11)                                                                $        955      $        608

Cost of revenues                                                                           413               134
                                                                                  ------------      ------------


Gross profit                                                                               542               474
                                                                                  ------------      ------------

Operating expenses:

  Research and development                                                                 775             1,184
  Selling and marketing, net                                                             1,239             1,560
  General and administrative                                                               590               730
                                                                                  ------------      ------------


TOTAL operating expenses                                                                 2,604             3,474
                                                                                  ------------      ------------


Operating loss                                                                          (2,062)           (3,000)
Financial income, net (Note 10)                                                              1                35
                                                                                  ------------      ------------


Net loss                                                                          $     (2,061)     $     (2,965)
                                                                                  ============      ============

                                                                                  ============      ============

Basic and diluted net loss per share                                              $      (0.15)     $      (0.24)
                                                                                  ============      ============

Weighted average number of shares of Common stock used in computing basic and
  diluted net loss per share                                                        13,956,864        11,982,166
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


                                                                                   ACCUMULATED
                                                                      ADDITIONAL      OTHER         TOTAL
                                                           SHARE       PAID-IN     COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                                          CAPITAL      CAPITAL        INCOME       DEFICIT        EQUITY
                                                          --------     --------      --------      --------      --------
Balance as of January 1, 2003                             $    119     $  9,741      $    118      $ (4,748)     $  5,230

  Issuance expenses in respect of reverse acquisition            -          (58)            -             -           (58)
  Net loss                                                       -            -             -        (2,965)       (2,965)
                                                          --------     --------      --------      --------      --------

Balance as of December 31, 2003                                119        9,683           118        (7,713)        2,207

  Issuance of Common stock and warrants, net                    31        2,348             -             -         2,379
  Net loss                                                       -            -             -        (2,061)       (2,061)
                                                          --------     --------      --------      --------      --------

Balance as of December 31, 2004                           $    150     $ 12,031      $    118      $ (9,774)     $  2,525
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                              YEAR ENDED DECEMBER 31,
                                                                               --------------------
                                                                                2004         2003
                                                                               -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(2,061)     $(2,965)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  186          151
    Accrued severance pay, net                                                     (22)          19
    Decrease in trade receivables                                                  182          231
    Decrease  in other accounts receivable and prepaid expenses                     26           89
    Increase in inventories                                                       (425)         (17)
    Increase (decrease) in trade payables                                           19         (108)
    Increase (decrease) in employees and payroll accruals                           (7)          17
    Decrease in accrued expenses                                                   (10)        (156)
    Accumulated interest on short-term bank deposits                                 -          (49)
                                                                               -------      -------

Net cash used in operating activities                                           (2,112)      (2,788)
                                                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                               (72)         (33)
  Investment in short-term bank deposits                                             -       (1,224)
  Proceeds from short-term bank deposits                                            21        5,315
  Proceeds from sale of property and equipment                                       -            7
                                                                               -------      -------

Net cash provided by (used in) investing activities                                (51)       4,065
                                                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common stock and warrants, net                                     2,379            -
  Issuance expenses in respect of reverse acquisition                                -          (58)
                                                                               -------      -------

Net cash provided by (used in) financing activities                              2,379          (58)
                                                                               -------      -------

Increase in cash and cash equivalents                                              216        1,219
Cash and cash equivalents at the beginning of the year                           1,432          213
                                                                               -------      -------

Cash and cash equivalents at the end of the year                               $ 1,648      $ 1,432
                                                                               =======      =======


The accompanying notes are an integral part of the consolidated financial statements

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

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

          The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. During 2004, the Company generated most of its revenues from major customers (see also Note
          11).

          The Company conducts its operations and business with and through its direct and indirect subsidiaries, InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) (as of December 31, 2004, IST Operating Inc. is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of December 31, 2004, InkSure RF Inc. is inactive).

     b. According to the agreement signed in 2002 between LILM (a subsidiary of Lil Marc Inc.) and InkSure Technologies (Delaware) Inc. ("InkSure Delaware"), Lil Marc Inc., a public shell, issued 10,541,086 shares of Common stock to the former holders of an equity interest in InkSure Delaware. As a result of this transaction, the shareholders of InkSure Delaware own approximately 88% of the combined company, while the shareholders of Lil Marc own approximately 12%.

          The merger was accounted for as a reverse acquisition of Lil Marc by InkSure Delaware. Although Lil Marc is the surviving legal entity, for financial reporting purposes, the entity whose stockholders hold in excess of 50% of the combined company, InkSure Delaware, is treated as the continuing accounting entity. The reverse acquisition is treated as a stock capital transaction in which InkSure Delaware is deemed to have issued the Common stock held by the Lil Marc stockholders for the net assets (comprised of cash only) of Lil Marc.

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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

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

          b.   Financial statements in U.S. dollars:

               A majority of the U.S. subsidiary's sales is made in U.S. dollars ("the dollar"). In addition, a substantial portion of the U.S. subsidiary costs is incurred in dollars and the majority of the expenses of the Israeli subsidiary is paid in new Israeli shekels ("NIS"); however, most of the expenses are dominated and determined in U.S. dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

               Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of the Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

               Through 1999, the financial statements of InkSure Ltd., whose functional currency was the NIS, have been translated into U.S. dollars. Assets and liabilities have been translated at year end exchange rates in effect at the balance sheet date. Statement of operations items have been translated at average exchange rates prevailing during the year. The resulting translation adjustments were recorded as a separate component of shareholders' equity in accumulated other comprehensive income. Effective January 1, 2000, due to a change in its business environment, the subsidiary adopted the U.S. dollar as its functional currency.

          c.   Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

          d.   Cash equivalents:

               Cash equivalents are short-term highly liquid investments purchased with maturities of three months or less as of the date acquired.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          e.   Inventories:

               Inventories are stated at the lower of cost or market value. Cost is determined as follows:

               Raw materials, parts and supplies - using the "first-in, first-out" method. Work in progress and finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

          f.   Property and equipment, net:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:

                                                                                     %
                                                                  -----------------------------------------

               Computers and peripheral equipment                                 20 - 33
               Office furniture and equipment                                      6 - 20
                                                                  Over the shorter of the term of the lease
               Leasehold improvements                                     Or the life of the asset

          g.   Goodwill:

               Goodwill represents excess of the costs over the fair value of net assets of businesses acquired. Under Statement of Financial Accounting Standard No.142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill acquired in a business combination on or after July 1, 2001, is not amortized.

               SFAS No.142 requires goodwill to be tested for impairment at least annually or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill attributable to the reporting unit is tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is determined according to a financing round between unrelated parties.

               As of December 31, 2004, no impairment losses have been identified.

          h.   Technology:

               Intangible assets acquired in a business combination for which the date is on or after July 1, 2001, should be amortized over their useful life using the method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142.

               Technology is amortized over a period of three years.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          i.   Impairment of long-lived assets

               The Company's long-lived assets and certain identified intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, no impairment losses have been identified.

          j.   Severance pay:

               Pursuant to section 14 of the Severance Compensation Act, 1963 ("section 14"), the employees of the Company are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Section 14 allows the Company to make yearly deposits in the severance pay fund according to the employees' current salary. Furthermore, the fund is made available to the employee at the time when the employer-employee relationship ends, regardless of cause of termination.

               Severance expenses for the years ended December 31, 2004 and 2003 amounted to $ 24 and $ 44, respectively.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          k.   Revenue recognition:

               The Company generates revenues mainly from sales of security inks and readers through a combination of its own sales personnel, strategic alliances and licenses with intermediaries.

               Revenues from product sales are recognized in accordance with "Revenue Recognition in Financial Statements" ("SAB No. 104"), when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. The Company does not grant a right of return to its customers.

               Revenues from certain arrangements may include multiple elements within a single contract. The Company's accounting policy complies with the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

               The Company recognizes revenues from sales arrangements of which all the products are being delivered in accordance with EITF 00-21 guidelines.

               In cases where the Company has partial delivery at the cut off dates and no fair value exist for the undelivered elements revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

          l.   Warranty:

               The Company provides a warranty for its products. The term of the warranty is three months for hardware products and up to 18 months for Smartink products.

               As of the balance sheet date, the Company did not receive any warranty claims and does not expect to receive any material warranty claims in the future. Therefore, the Company did not record a liability in respect of the warranty.

          m.   Research and development costs:

               Research and development costs are charged to the statement of operations, as incurred.

          n.   Government grants:

               The Company has received non-royalty-bearing grants amounted to $ 0 and $ 12, during the years ended December 31, 2004 and 2003, respectively, from the Israeli Fund for Encouragement of Marketing Activity. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a reduction in sales and marketing expenses.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA


          o.   Basic and diluted net loss per share:

               Basic and diluted net loss per share is presented in accordance with Statement of Accounting Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128") for all periods presented. Basic and diluted net loss per share of Common stock was determined by dividing net loss attributable to Common stock holders by weighted average number of shares of Common stock outstanding during the period. Diluted net loss per share of Common stock is the same as basic net loss per share of Common stock for all periods presented as the effect of the Company's potential additional shares of Common stock were antidilutive.

               All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, was 4,581,313 and 3,305,261 for the years ended December 31, 2004 and 2003, respectively.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


NOTE 2:- SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

          p.   Income taxes:

               The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

          q.   Concentrations of credit risk:

               Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

               Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound, and, accordingly, minimal credit risk exists with respect to these investments.

               The trade receivables of the Company are mainly derived from sales to customers located in the United States. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. As of December 31, 2004 the Company did not provide an allowance for doubtful accounts. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

               The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

          r.   Fair value of financial instruments:

               The following methods and assumptions were used by the Company in estimating fair value and disclosures for financial instruments:

               The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, and trade payables approximate their fair value due to the short-term maturities of such instruments.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


NOTE 2:- SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

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

               The fair value for options granted in 2004 and 2003 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                                        YEAR ENDED
                                                                        DECEMBER 31
                                                                 -------------------------
                                                                  2004              2003
                                                                 -------           -------
                      Dividend yield                               0%                 0%
                      Expected volatility                         1.04               2.1
                      Risk-free interest                          3.7%                3%
                      Expected life of up to                     5 years           5 years

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 2:- SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

               Pro forma information under SFAS No. 123 is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                             --------------------
                                                               2004         2003
                                                             -------      -------
Net loss as reported                                         $(2,061)     $(2,965)
Total stock-based employee compensation determined under
   fair value based method for all awards                       (229)        (138)
                                                             -------      -------

Pro forma net loss                                           $(2,290)     $(3,103)
                                                             =======      =======

Net loss per share:
   Basic and diluted as reported                             $ (0.15)     $ (0.24)
                                                             =======      =======

   Basic and diluted pro-forma                               $ (0.16)     $ (0.26)
                                                             =======      =======

          t.   Advertising expenses:

               Advertising expenses are charged to the statements of operations as incurred. Immaterial advertising expenses were incurred in 2004 and 2003.

          u.   Impact of recently issued accounting pronouncements:

               In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." ("SAFS 151"). SFAS 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SAFS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As of December 31, 2004, the Company does not expect that the adoption of SFAS 151 will have a material effect on its financial position or results of operations.


NOTE 2:- SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), SHARE-BASED PAYMENT ("Statement 123R"), which is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values while Statement 123(R) requires all share-based payments to employees to be recognized based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after December 15, 2005. Since December 31, 2004, the Company has been and is currently evaluating the impact from this standard on it results of operations and financial position.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


NOTE 3:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                     DECEMBER 31,
                                                        2004
                                                        ----
               Government authorities                   $ 86
               Prepaid expenses                           14
               Other                                      11
                                                        ----

                                                        $111
                                                        ====


NOTE 4:- INVENTORIES

               Raw materials, parts and supplies        $252
               Work in progress                           97
               Finished products                         181
                                                        ----

                                                        $530
                                                        ====


NOTE 5:- PROPERTY AND EQUIPMENT, NET

              Cost:
                 Computers and peripheral equipment     $374
                 Office furniture and equipment          115
                 Leasehold improvements                  116
                                                        ----

                                                         605
                                                        ----
              Accumulated depreciation:
                 Computers and peripheral equipment      218
                 Office furniture and equipment           52
                 Leasehold improvements                   71
                                                        ----

                                                         341
                                                        ----

              Depreciated cost                          $264
                                                        ====


     Depreciation expenses for the years ended December 31, 2004 and 2003, amounted to $ 111 and $ 79, respectively.

     As for charges, see Note 7b.

NOTE 6:- TECHNOLOGY, NET

                                    DECEMBER 31,
                                       2004
                                       ----
Original amounts:
   Technology                          $219
   Less - accumulated amortization      219
                                       ----

Amortized cost                         $  -
                                       ====

     Amortization expenses amounted to $ 75 and $ 72 for the years ended December 31, 2004 and 2003, respectively.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES

     a.   Lease commitments:

          The Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2007. The annual minimum future rental payments under non-cancelable operating leases as of December 31, 2004, are as follows:

          YEAR ENDED DECEMBER 31,

                 2005     $106
                 2006       82
                 2007       49
                          ----

                          $237
                          ====

          Total rent expenses for the years ended December 31, 2004 and 2003, were approximately $ 126 and $ 89, respectively.

          Motor vehicle lease expenses for the years ended December 31, 2004 and 2003 were approximately $ 71 and $ 78, respectively.

     b.   Charges and guarantees:

          The Company obtained bank guarantees in the amount of $ 9, to secure its lease commitments.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

     c.   Other contingencies:

          1. On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel-Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's, former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) a breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secrets and damages to the plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. In 2004 all parties submitted their arguments to the court. The Company expects the court will render a decision in 2005. The Company's legal counsel and management are of the opinion that, based on the facts provided by Supercom and InkSure Ltd., the chances are good that the court will not grant the permanent injunction or award damages of a substantial amount in connection with this litigation and that the amount can not be reasonably measured. Accordingly, the Company did not record any provision.

          2. The Company is disputing the valid issuance of an option to purchase 300,480 shares of InkSure Delaware Common stock that was issued prior to the reverse acquisition at an exercise price of $
               0.5 per share. If the Company's position in this dispute does not prevail it would be forced to accept the validity of the issuance of this option and convert it into an option to purchase shares of the Company's Common stock. The Company is in the process of evaluating the validity of the grant with its legal counsel. This claim has not matured to legal proceeding at this point, and therefore the company's legal counsel and management cannot predict the outcome of this claim

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


NOTE 8:- STOCK CAPITAL

     a.   Stockholders' rights:

          Shares of Common stock confer upon the holders right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

     b.   Private placements:

          In March 2004, the Company entered into an investment agreement with certain accredited investors. In April 2004, under the agreement, the Company issued in a private placement 1,904,412 units with each unit consisting of a share of Common stock and a five-year warrant to purchase a share of Common stock at an exercise price of $ 1 per share. The price per unit was $ 0.68 with net proceeds to the Company of $ 1,267 (net of issuance expenses).

          In July 2004, the Company entered into an additional investment agreement with certain accredited investors. According to the agreement, the Company issued in a private placement an aggregate of 1,125,000 of shares of Common stock, at a price per share equal to $ 1 with gross proceeds to the Company of $ 1,112 (net of issuance expenses).

     c.   Stock options:

          On August 24, 2001, the board of directors of InkSure Delaware adopted the 2001 Employee Stock Option Plan ("the 2001 Plan"). Under the 2001 Plan 600,000 shares have been reserved for issuance upon the exercise of options granted thereafter. The 2001 Plan will remain in effect until August 24, 2007.

          According to the merger agreement and according to the approval of the Board of Directors of InkSure Technologies Inc., all outstanding option agreements (as mentioned above) have been replaced with new options agreements in accordance with the Company's 2002 stock option plan ("the 2002 Plan").

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

          As of December 31, 2004, an aggregate of 2,223,653 options are still available for future grant under the Company's stock option plans.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


NOTE 8:- STOCK CAPITAL (CONT.)

          The following is a summary of the Company's stock options granted among the various plans:

                                                    YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------
                                               2004                      2003
                                     ----------------------     ---------------------
                                                    WEIGHTED                  WEIGHTED
                                                    AVERAGE                   AVERAGE
                                       AMOUNT       EXERCISE     AMOUNT       EXERCISE
                                     OF OPTIONS      PRICE     OF OPTIONS      PRICE
                                     ----------      -----     ----------      -----
Outstanding at beginning of year      1,026,514      $1.08        863,256      $1.00

   Granted                              809,500      $1.10        174,000      $1.45
   Forfeited                            (81,200)     $1.13        (10,742)     $1.20
                                     ----------                ----------


Outstanding at end of year            1,754,814      $1.09      1,026,514      $1.08
                                     ==========      =====     ==========      =====

Exercisable at end of year              693,842      $1.07        714,918      $1.05
                                     ==========      =====     ==========      =====


          The options outstanding as of December 31, 2004, have been separated into ranges of exercise price as follows:

                                                                               WEIGHTED
                    OPTIONS         WEIGHTED                   OPTIONS         AVERAGE
                  OUTSTANDING       AVERAGE        WEIGHTED  EXERCISABLE       EXERCISE
   RANGE OF          AS OF         REMAINING       AVERAGE      AS OF          PRICE OF
   EXERCISE       DECEMBER 31,    CONTRACTUAL      EXERCISE  DECEMBER 31,      OPTIONS
    PRICE            2004         LIFE (YEARS)      PRICE       2004          EXERCISABLE
------------      ---------          -----          -----     ---------          -----
$ 0.8 - 1.2       1,511,814           4.77          $0.91       539,846          $0.96
$ 1.45 - 1.61       243,000           3.00          $1.52       153,996          $1.52
                  ---------          -----          -----     ---------


                  1,754,814            4.6          $1.09       693,842          $1.07
                  =========          =====          =====     =========          =====

          No compensation expenses were recognized by the Company for the years ended December 31, 2004 and 2003.

          Weighted average fair value and weighted average exercise prices of options granted during the years ended December 31, 2004 and 2003 whose exercise price is equal to or exceeds the market price of the shares at the date of grant, are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                               2004                   2003
                                          ---------------     ------------------
                                                   WEIGHTED                WEIGHTED
                                         WEIGHTED  AVERAGE    WEIGHTED     AVERAGE
                                         AVERAGE   EXERCISE   AVERAGE      EXERCISE
                                        FAIR VALUE  PRICE    FAIR VALUE     PRICE
                                          -----     -----     --------      ----
Equals market price at date of grant      $0.81     $1.05     $    1.42     $1.45
                                          =====     =====     =========     =====

Exceeds market price at date of grant     $0.38     $2.17     $       -     $   -
                                          =====     =====     =========     =====

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


NOTE 8:- STOCK CAPITAL (CONT.)

     d.   Stock warrants:

          The Company has issued warrants, as follows:

                       OUTSTANDING                   EXERCISABLE
                         AS OF                           AS OF
                       DECEMBER 31,                  DECEMBER 31,
ISSUANCE DATE            2004        EXERCISE PRICE      2004     EXERCISABLE THROUGH
--------------         ---------     -------------     ---------     ----------
July 2002 (1)          1,347,831     $        2.17     1,347,831     July 2007
September 2002 (1)       108,695     $        2.17       108,695     September 2007
September 2002 (2)       550,933     $        1.61       550,933     September 2007
April 2004 (3)         1,904,412     $        1.00     1,904,412     April 2009
                       ---------                       ---------

                       3,911,871                        3,911,871
                       =========                        =========

          (1)  Issued to investors in the 2002 private placement.

          (2)  Issued to underwriters of the 2002 private placement.

          (3)  Issued to investors in the 2004 private placement.

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

     b.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 9:-      TAXES ON INCOME (CONT.)

                                                     YEAR ENDED DECEMBER 31,
                                                      --------------------
                                                        2004         2003
                                                      -------      -------
Net operating loss carryforward                       $ 1,994      $ 1,529
Other deductions for tax purposes                       1,084        1,975
                                                      -------      -------

Net deferred tax asset before valuation allowance       3,078        3,504
Valuation allowance                                    (3,078)      (3,504)
                                                      -------      -------

Net deferred tax asset                                $     -      $     -
                                                      =======      =======

          The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future. During fiscal 2004, the Company decreased its valuation allowance by $ 426 to $ 3,078.

          Net loss consists of the following:

                            YEAR ENDED DECEMBER 31,
                             --------------------
                               2004         2003
                             -------      -------
                Domestic     $(1,043)     $(1,299)
                Foreign       (1,018)      (1,666)
                             -------      -------

                             $(2,061)     $(2,965)
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


NOTE 9:- TAXES ON INCOME (CONT.)

     d.   Tax loss carryforwards:

          Net operating loss carryforwards as of December 31, 2004 are as follows:

                Israel               $2,454
                United States *)      3,698
                                     ------

                                     $6,152
                                     ======

          Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2024.

          *) Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

     e. The main reconciling items between the statutory rate of the Company and the effective tax rate are the non-recognition of tax benefits from the accumulated net operating losses carryforward among the two subsidiaries due to the uncertainty of the realization of such tax benefits.


     f.   Reduction in corporate tax rate:

          In June 2004, the Israeli Parliament approved an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision) (the "Amendment"), which progressively reduces the regular corporate tax rate from 36% to 35% in 2004, 34% in 2005, 32% in 2006 and to a rate of 30% in 2007. The amendment was signed and published in July 2004 and is, therefore, considered enacted in July 2004.


NOTE 10:- FINANCIAL INCOME, NET

                                                          YEAR ENDED DECEMBER 31,
                                                             --------------
                                                             2004      2003
                                                             ----      ----
                Interest, bank charges and fees              $  5      $ 44
                Foreign currency translation differences       (4)       (9)
                                                             ----      ----

                                                             $  1      $ 35
                                                             ====      ====

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 11:- MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company manages its business on a basis of one reported operating segment: Security Solutions (see Note 1 for a brief description of the Company's business). Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with Statement of Financial Accounting Standards No.131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

     The following data presents total revenue for the years ended December 31, 2004 and 2003, based on the customer's location and long-lived assets as of December 31, 2004 and 2003:

                       2004              2003
                   -------------     -------------
                            LONG-             LONG-
                   TOTAL    LIVED    TOTAL    LIVED
                 REVENUES  ASSETS  REVENUES  ASSETS
                   ----     ----     ----     ----
United States      $619     $312     $  -     $384
Export:
   Israel             -      259        -      265
   Turkey           237        -      464        -
   Netherlands        -        -       77        -
   Other             99        -       67        -
                   ----     ----     ----     ----

                   $955     $571     $608     $649
                   ====     ====     ====     ====


     Major customer data as a percentage of total revenues, is as follows:

           YEAR ENDED DECEMBER 31,
               ------------
               2004    2003
               ----    ----
Customer A     *)      76%
Customer B     63%      -
Customer C     25%     *)
Customer D     *)      11%



     *) Represent a percentage lower than 10%