Form 10QSB
period 2005-03-31
INKSURE TECHNOLOGIES INC.
filed 2005-05-05
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

                1770 N.W. 64TH STREET FORT LAUDERDALE, FL 433309
          (Address of Principal Executive Offices, Including Zip Code)


                                 (954) 772-8507
                (Issuer's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of May 5, 2005, was 15,011,579 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                 Yes [_] No [X]

                            INKSURE TECHNOLOGIES INC.


                              INDEX TO FORM 10-QSB

                                                                                  PAGE
PART I           FINANCIAL INFORMATION                                              1

Item 1           Financial Statements                                               1

                 Consolidated Balance Sheet as of March 31, 2005 (unaudited)        1

                 Statements of Operations (unaudited) for the
                 Three Months Ended March 31, 2005 and 2004                         3

                 Consolidated Statements of Stockholders' Equity as of
                 March 31, 2005 (unaudited after December 31, 2004)                 4

                 Consolidated Statements of Cash Flows (unaudited) for the
                 Three Months Ended March 31, 2005 and 2004                         5

                 Notes to Consolidated Financial Statements                         6

Item 2           Management's Discussion and Analysis or Plan of Operation          8

Item 3           Controls and Procedures                                           12


PART II          OTHER INFORMATION                                                 12

Item 6           Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                         13


                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

Part I.  Financial Information
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                          MARCH 31,
                                                            2005
                                                           ------
                                                          UNAUDITED
                                                           ------
     ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                               $1,341
   Trade receivables                                          273
   Other accounts receivable and prepaid expenses             160
   Inventories                                                446
                                                           ------

 TOTAL CURRENT ASSETS                                       2,220
                                                           ------

 SEVERANCE PAY FUND                                           118
                                                           ------

 PROPERTY AND EQUIPMENT, NET                                  245
                                                           ------

 GOODWILL                                                     271
                                                           ------

 TOTAL ASSETS                                              $2,854
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


                                                                                                              MARCH 31,
                                                                                                                2005
                                                                                                              --------
                                                                                                             UNAUDITED
                                                                                                              --------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                                             $    405
   Employees and payroll accruals                                                                                  106
   Accrued expenses                                                                                                137
                                                                                                              --------

 TOTAL CURRENT LIABILITIES                                                                                         648
                                                                                                              --------

ACCRUED SEVERANCE PAY                                                                                              132
                                                                                                              --------

 STOCKHOLDERS' EQUITY:
   share capital:
     Preferred stock of $ 0.01 par value:
       Authorized: 10,000,000 stocks at March 31, 2005; Issued and outstanding: 0 stocks at March
       31, 2005
     Common Stock of $ 0.01 par value -
       Authorized: 35,000,000 stocks at March 31, 2005; Issued and outstanding: 15,011,579 stocks at
       March 31, 2005                                                                                              150
   Additional paid-in capital                                                                                   12,089
   Deferred compensation                                                                                           (55)
   Accumulated other comprehensive income                                                                          118
   Accumulated deficit                                                                                         (10,228)
                                                                                                              --------

 TOTAL STOCKHOLDERS' EQUITY                                                                                      2,074
                                                                                                              --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                   $  2,854
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



                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          -----------------------------------
                                                                                              2005                   2004
                                                                                          ------------           ------------
                                                                                                       UNAUDITED
                                                                                          -----------------------------------

 Revenues                                                                                   $      494             $      157
 Cost of revenues                                                                                  302                     45
                                                                                          ------------           ------------

 Gross profit                                                                                      192                    112
                                                                                          ------------           ------------

 Operating expenses:
   Research and development                                                                        182                    198
   Selling and marketing                                                                           350                    296
   General and administrative                                                                      125                    188
                                                                                          ------------           ------------

 TOTAL operating expenses                                                                          657                    682
                                                                                          ------------           ------------

 Operating loss                                                                                   (465)                  (570)
                                                                                          ------------           ------------

 Financial income, net                                                                              11                      6
                                                                                          ------------           ------------

 Net loss                                                                                   $     (454)            $     (564)
                                                                                          ============           ============

 Basic and diluted net loss per share                                                       $    (0.03)            $    (0.05)
                                                                                          ============           ============

 Weighted average number of Common Stock used in computing basic and diluted net
   loss per share                                                                           15,011,579             12,107,732
                                                                                          ============           ============




The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                            ACCUMULATED
                                                                   ADDITIONAL                  OTHER                      TOTAL
                                                         SHARE       PAID-IN    DEFERRED   COMPREHENSIVE  ACCUMULATED STOCKHOLDERS'
                                                        CAPITAL      CAPITAL  COMPENSATION     INCOME       DEFICIT       EQUITY
                                                        --------     --------   --------      --------     --------      --------
Balance as of January 1, 2005                           $    150     $ 12,031   $      -      $    118     $ (9,774)     $  2,525

  Deferred compensation (Unaudited)                            -           58        (58)            -            -             -

  Amortization of deferred compensation (Unaudited)            -            -          3             -            -             3

  Net loss (Unaudited)                                         -            -          -             -         (454)         (454)
                                                        --------     --------   --------      --------     --------      --------

Balance as of March 31, 2005 (Unaudited)                $    150     $ 12,089   $    (55)     $    118     $(10,228)     $  2,074
                                                        ========     ========   ========      ========     ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       -------------------------
                                                                                        2005              2004
                                                                                       -------           -------
                                                                                               UNAUDITED
                                                                                       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                             $  (454)          $  (564)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           25                36
    Accrued severance pay, net                                                               -                (3)
    Decrease (increase) in trade receivables                                                45               (39)
    Increase in other accounts receivable and prepaid expenses                             (49)              (70)
    Decrease (increase) in inventories                                                      84               (45)
    Increase (decrease) in trade payables                                                   23               (40)
    Increase (decrease) in employees and payroll accruals                                   (1)                3
    Increase in other payables                                                              24                61
                                                                                       -------           -------

Net cash used in operating activities                                                     (303)             (661)
                                                                                       -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                                        (4)              (26)
                                                                                       -------           -------

Net cash provided by (used in) investing activities                                         (4)              (26)
                                                                                       -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Receipts on account of stock                                                               -             1,295
                                                                                       -------           -------

Net cash provided by (used in) financing activities                                          -             1,295
                                                                                       -------           -------

Increase (decrease) in cash and cash equivalents                                          (307)              608
Cash and cash equivalents at the beginning of the period                                 1,648             1,432
                                                                                       -------           -------

Cash and cash equivalents at the end of the period                                     $ 1,341           $ 2,040
                                                                                       =======           =======


The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES


NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2004 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005 (the "2004 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.


NOTE 2:- STOCK-BASED COMPENSATION

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

     Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for three months ended March 31, 2005 and 2004: weighted-risk-free interest rate of 4.2% and 1.5% for each period respectively, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common Stock of 1.12 and 1.04, and a weighted-average expected life of the options of 5 and 2 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ---------------------
                                                                           2005           2004
                                                                          ------         ------
                                                                                UNAUDITED
                                                                          ---------------------
 Net loss, as reported                                                    $ (454)        $ (564)
 Deduct: Total stock-based compensation expense determined under
   fair value method for all awards                                          (76)           (59)
                                                                          ------         ------

 Pro forma net loss                                                       $ (530)        $ (623)
                                                                          ======         ======

 Basic and diluted net loss per share, as reported                        $(0.03)        $(0.05)
                                                                          ======         ======

 Basic and diluted net loss per share, pro forma                          $(0.04)        $(0.05)
                                                                          ======         ======

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the first quarter of 2005 consisted of revenues from
(i) our new sales agreements for brand protection with two North American customers; and (ii) ink and readers sales related to a project in Turkey. In the first quarter of 2005 approximately 92% of our revenues were earned from customers located in the United States

     COSTS AND OPERATING EXPENSES

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2005. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the Consolidated Financial Statements as of December 31, 2004.

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

     Revenues from certain arrangements may include multiple elements within a single contract. Our accounting policy complies with the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

     In cases where we have partial delivery at the cut off dates and no fair value exist for the undelivered elements revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

     REVENUES. Revenues consist of gross sales of our products. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. In the three months ended March 31, 2005, we had revenue of $494,000, compared to $157,000 in the three months ended March 31, 2004, primarily due to our new customers located in the United States. Revenues increased by $337,000, or 215%, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $257,000, or 571%, to $302,000 in the three months ended March 31, 2005 from $45,000 in the three months ended March 31, 2004. The increase in cost of revenues is mainly due to the increase of sales and the increase of cost as a percentage of revenues. Cost of revenues as a percentage of sales was 61% in the three months ended March 31, 2005, compared with 29% in the three months ended March 31, 2004. This increase is due to the fact that we sold more readers during the last quarter, and such readers have a higher cost of sales compared to the cost of sales of our ink.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $16,000, or 8%, to $182,000 in the three months ended March 31, 2005 from $198,000 in the three months ended March 31, 2004. This decrease in research and development expenses is primarily related to the decrease in amortization of purchased technology.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $54,000, or 18%, to $350,000 in the three months ended March 31, 2005 from $296,000 in the three months ended March 31, 2004. This increase in selling and marketing expenses was primarily due to higher marketing expenses related to the new sales agreements we have entered into.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $63,000, or 33% to $125,000 in the three months ended March 31, 2005 from $188,000 in the three months ended March 31, 2004. The decrease was primarily related to lower legal and D&O insurance expenses.

     FINANCIAL INCOME, NET. Financial income, net increased by $5,000, or 83% to $11,000 in the three months ended March 31, 2005 from $6,000 in the three months ended March 31, 2004. This increase is due to changes in the exchange rate between the United States Dollar and the Israeli New Shekel.

     NET LOSS. We had a net loss of $454,000 in the three months ended March 31, 2005, compared with a net loss of $564,000 in the three months ended March 31, 2004. The decrease in net loss in the three months ended March 31, 2005 in comparison with the three months ended March 31, 2004 is attributable mainly to the increase in revenue and to the decrease in operating expenses described above.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $10,228,000 at March 31, 2005, and had a working capital (current assets less current liabilities) of approximately $1,572,000 at March 31, 2005.

     Capital expenditures were approximately $4,000 in the three months ended March 31, 2005 and $26,000 in the three months ended March 31, 2004. We do not have any material commitments for capital expenditures for the year ending December 31, 2005.

     At March 31, 2005, we had cash, cash equivalents and short-term deposits of approximately $1,341,000, compared to $2,061,000 in March 2004. The difference from March 31, 2005 to March 31, 2004 is due to the negative cash flow from operating activities during the last fiscal year.

     We generated negative cash flow from operating activities of approximately $303,000 in the three months ended March 31, 2005 compared to $661,000 in the three months ended March 31, 2004. This decrease is attributable mainly to the increase in revenue and to the decrease in operating expenses described above.

     We believe that cash generated from operations will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next twelve months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

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

     Our research and development expenses were approximately $182,000 in the three months ended March 31, 2005, compared to $198,000 in the three months ended March 31, 2004. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold five pending patents on our technologies and we have been issued one patent related to our RF technology in the United States. In addition a patent application for such technology has been approved in the European Union. Currently we are seeking additional protection for such technology in certain European countries.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at March 31, 2005 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $209,000 until 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are being filed with this Report:

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
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

16.1                Letter from Kost, Forer Gabbay & Kasierer, a member of Ernst and Young Global (Incorporated by reference to the Company's report filed on Form 8-K, filed with the Commission on April 14,
                    2004).

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

* Filed herewith

(b)  Reports on Form 8-K

During the three months ended March 31, 2005, we filed no reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INKSURE TECHNOLOGIES INC.

Dated: As of May 5, 2005                           By: /S/ Eyal Bigon
                                                   ------------------
                                                   Eyal Bigon
                                                   Chief Financial Officer,
                                                   Secretary, and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)



Dated: As of May 5, 2005                           By:  /S/ Yaron Meerfeld
                                                   -----------------------
                                                   Yaron Meerfeld
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)