Form 10QSB
period 2005-06-30
INKSURE TECHNOLOGIES INC.
filed 2005-08-02
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of August 5, 2005, was 15,011,579 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.


                              INDEX TO FORM 10-QSB



                                                                           PAGE

PART I       FINANCIAL INFORMATION                                          1

Item 1       Financial Statements                                           1

             Condensed Consolidated Balance Sheet as of
             June 30, 2005 (unaudited)                                      1

             Condensed Consolidated Statements of Operations (unaudited)
             for the Six and Three Months Ended June 30, 2005 and 2004      3

             Statements of Stockholders' Equity as of
             June 30, 2005 (unaudited after December 31, 2004)              4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Six and Three Months Ended June 30, 2005 and 2004      5

             Notes to Consolidated Financial Statements                     6

Item 2       Management's Discussion and Analysis or Plan of Operation      8

Item 3       Controls and Procedures                                       12

PART II      OTHER INFORMATION                                             13

Item 6       Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                 14

ITEM 1.           FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                            INKSURE TECHNOLOGIES INC.


                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)


                                                  JUNE 30,
                                                    2005
                                                  ---------
                                                  UNAUDITED
                                                  ---------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  876
  Trade receivables                                   283
  Other accounts receivable and prepaid expenses      126
  Inventories                                         491
                                                   ------

Total current assets                                1,776
                                                   ------

SEVERANCE PAY FUND                                    118
                                                   ------

PROPERTY AND EQUIPMENT, NET                           228
                                                   ------

GOODWILL                                              271
                                                   ------

Total assets                                       $2,393
                                                   ======


The accompanying notes are an integral part of the consolidated financial statements.

                                             INKSURE TECHNOLOGIES INC.


                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                  (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                      JUNE 30,
                                                                                                        2005
                                                                                                      --------
                                                                                                     UNAUDITED
                                                                                                      --------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                                     $    272
   Employees and payroll accruals                                                                          100
   Deferred income                                                                                         206
   Accrued expenses                                                                                        185
                                                                                                      --------

 Total current liabilities                                                                                 763
                                                                                                      --------

ACCRUED SEVERANCE PAY                                                                                      132
                                                                                                      --------

 STOCKHOLDERS' EQUITY:
   Share capital:
     Preferred stock of $ 0.01 par value:
       Authorized: 10,000,000 stocks at June 30, 2005; Issued and outstanding: 0 stocks at
       June 30, 2005
     Common Stock of $ 0.01 par value -
       Authorized: 35,000,000 stocks at June 30, 2005; Issued and outstanding: 15,011,579 stocks at
       June 30, 2005                                                                                       150
   Additional paid-in capital                                                                           12,089
   Deferred compensation                                                                                   (40)
   Accumulated other comprehensive income                                                                  118
   Accumulated deficit                                                                                 (10,819)
                                                                                                      --------

 Total stockholders' equity                                                                              1,498
                                                                                                      --------

 Total liabilities and stockholders' equity                                                           $  2,393
                                                                                                      ========


The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                  SIX MONTHS ENDED              THREE MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005             2004
                                           ------------    ------------    ------------    ------------
                                                    UNAUDITED                       UNAUDITED
                                           ----------------------------    ----------------------------
Revenues                                   $        781    $        539    $        287    $        382
Cost of revenues                                    489             224             187             179
                                           ------------    ------------    ------------    ------------

Gross profit                                        292             315             100             203
                                           ------------    ------------    ------------    ------------

Operating expenses:
  Research and development                          370             394             188             196
  Selling and marketing                             700             555             350             259
  General and administrative                        284             309             159             121
                                           ------------    ------------    ------------    ------------

TOTAL operating expenses                          1,354           1,258             697             576
                                           ------------    ------------    ------------    ------------

Operating loss                                   (1,062)           (943)           (597)           (373)
                                           ------------    ------------    ------------    ------------

Financial income, net                                17              10               6               4
                                           ------------    ------------    ------------    ------------

Net loss                                   $     (1,045)   $       (933)   $       (591)   $       (369)
                                           ============    ============    ============    ============

Basic and diluted net loss per share       $      (0.07)   $      (0.07)   $      (0.04)   $      (0.03)
                                           ============    ============    ============    ============

Weighted average number of Common Stock
 used in computing basic and diluted net
 loss per share                              15,011,579      12,997,155      15,011,579      13,886,578
                                           ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            U.S. DOLLARS IN THOUSANDS


                                                                                  ACCUMULATED
                                                        ADDITIONAL                   OTHER                       TOTAL
                                             SHARE       PAID-IN      DEFERRED   COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                            CAPITAL      CAPITAL    COMPENSATION     INCOME      DEFICIT        EQUITY
                                            --------     --------     --------      --------     --------      --------
Balance as of January 1, 2005               $    150     $ 12,031     $      -      $    118     $ (9,774)     $  2,525

  Deferred compensation                            -           58          (58)            -            -             -

  Amortization of deferred compensation            -            -           18             -            -            18

  Net loss                                         -            -            -             -       (1,045)       (1,045)
                                            --------     --------     --------      --------     --------      --------

Balance as of June 30, 2005 (Unaudited)     $    150     $ 12,089     $    (40)     $    118     $(10,819)     $  1,498
                                            ========     ========     ========      ========     ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            U.S. DOLLARS IN THOUSANDS

                                                              SIX MONTHS ENDED     THREE MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                             ------------------    ------------------
                                                               2005       2004       2005       2004
                                                             -------    -------    -------    -------
                                                                 UNAUDITED              UNAUDITED
                                                             ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $(1,045)   $  (933)   $  (591)   $  (369)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                     65         73         40         37
Accrued severance pay, net                                         -         (7)         -         (4)
Decrease (increase) in trade receivables                          35        144        (10)       183
Increase in other accounts receivable and prepaid expenses       (15)       (53)        34         17
Decrease (increase) in inventories                                39       (194)       (45)      (149)
Increase (decrease) in trade payables                           (109)        12       (132)        52
Increase (decrease) in employees and payroll accruals             (8)       (19)        (7)       (22)
Increase in other payables                                       277         (7)       253        (68)
                                                             -------    -------    -------    -------

Net cash used in operating activities                           (761)      (984)      (458)      (323)
                                                             -------    -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                               (11)       (54)        (7)       (28)
                                                             -------    -------    -------    -------
Net cash provided by (used in) investing
  activities                                                     (11)       (54)        (7)       (28)
                                                             -------    -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance expenses                                                  -          -          -        (28)
Issuance of common stock, net                                      -      1,267          -          -
                                                             -------    -------    -------    -------

Net cash provided by (used in) financing
  activities                                                       -      1,267          -        (28)
                                                             -------    -------    -------    -------
Increase (decrease) in cash and cash
  equivalents                                                   (772)       229       (465)      (379)
Cash and cash equivalents at the beginning
  of the period                                                1,648      1,432      1,341      2,040
                                                             -------    -------    -------    -------
Cash and cash equivalents at the end
  of the period                                              $   876    $ 1,661    $   876    $ 1,661
                                                             =======    =======    =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

              NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL
                                   STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed unaudited interim condensed consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2004 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005 (the "2004 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.


NOTE 2: - STOCK-BASED COMPENSATION

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

     Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for six months ended June 30, 2005 and 2004: weighted-risk-free interest rate of 3.94% and 1.5% for each period respectively, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common Stock of 1.16 and 1.04, and a weighted-average expected life of the options of 5 and 2 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

          The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                   SIX MONTHS ENDED     THREE MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  ------------------    ------------------
                                                    2005       2004       2005       2004
                                                  -------    -------    -------    -------
                                                       UNAUDITED             UNAUDITED
                                                  ------------------    ------------------
Net loss, as reported                             $(1,045)   $  (933)   $  (591)   $  (369)
Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards                              (160)      (144)       (84)       (85)
                                                  -------    -------    -------    -------

Pro forma net loss                                $(1,205)   $(1,077)   $  (675)   $  (454)
                                                  =======    =======    =======    =======

Basic and diluted net loss per share, as
 reported                                         $ (0.07)   $ (0.07)   $ (0.04)   $ (0.03)
                                                  =======    =======    =======    =======

Basic and diluted net loss per share, pro forma   $ (0.08)   $ (0.07)   $ (0.04)   $ (0.03)
                                                  =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to InkSure Technologies Inc. and its consolidated subsidiaries.

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

     OVERVIEW

     We specialize in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud, and diversion. By creating "Smart Protection" systems from proprietary machine-readable authentication technologies, we help companies and organizations worldwide regain control over their most valuable assets, their products, their reputation and their revenues. We employ a team of experts in the fields of material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security systems for data and asset integrity within the customer's existing infrastructure and environment.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the second quarter of 2005 consisted of revenues from
(i) our new sales agreements for brand protection with two North American customers; (ii) ink sales related to a project in Turkey; and (iii) initial sales to new North American customers. In the second quarter of 2005 approximately 87% of our revenues were earned from customers located in the United States.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2005. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended June 30, 2005, we had revenue of $287,000, compared to $382,000 in the three months ended June 30, 2004. Revenues decreased by $95,000, or 24.9%, in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease is mainly related to lower sales to our project in Turkey during the second quarter of 2005.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $8,000, or 4%, to $187,000 in the three months ended June 30, 2005 from $179,000 in the three months ended June 30, 2004. Cost of revenues as a percentage of sales was 65.1% in the three months ended June 30, 2005, compared with 46.8% in the three months ended June 30, 2004.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $8,000, or 4%, to $188,000 in the three months ended June 30, 2005 from $196,000 in the three months ended June 30, 2004. This decrease in research and development expenses is primarily related to the decrease in amortization expenses.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $91,000, or 35.1%, to $350,000 in the three months ended June 30, 2005 from $259,000 in the three months ended June 30, 2004. This increase in selling and marketing expenses was primarily due to higher marketing expenses related to the new sales agreements we have entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $38,000, or 31.4%, to $159,000 in the three months ended June 30, 2005 from $121,000 in the three months ended June 30, 2004. The increase was primarily related to higher investor relation expenses.

     FINANCIAL INCOME, NET. Financial income, net increased by $2,000, or 50% to $6,000 in the three months ended June 30, 2005 from $4,000 in the three months ended June 30, 2004. This increase is due to changes in the exchange rate between the United States Dollar and the Israeli New Shekel.

     NET LOSS. We had a net loss of $591,000 in the three months ended June 30, 2005, compared with a net loss of $369,000 in the three months ended June 30, 2004. The 60.4% increase in net loss in the three months ended June 30, 2005 in comparison with the three months ended June 30, 2004 is attributable mainly to the decrease in revenue and to the increase in cost of revenue described above.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

     REVENUE. Revenue consists of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. Revenues increased by $242,000, or 44.9%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In the six months ended June 30, 2005, we had revenue of $781,000, compared to $539,000 in the six months ended June 30, 2004, primarily due to our new customers located in the United States.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the six months ended June 30, 2005 was $489,000, compared to $224,000 in the six months ended June 30, 2004. Cost of revenues as a percentage of sales was 62.6% in the six months ended June 30, 2005, compared with 41.6% in the six months ended June 30, 2004. The increase in cost of revenues is the result of our strategic decision to reduce the price paid by the customer in one of new major contracts.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $24,000, or 6.1%, to $370,000 in the six months ended June 30, 2005 from $394,000 in the six months ended June 30, 2004. This decrease in research and development expenses is primarily related to the decrease in amortization expenses.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $145,000, or 26.1%, to $700,000 in the six months ended June 30, 2005 from $555,000 in the six months ended June 30, 2004. This increase in selling and marketing expenses was primarily due to higher marketing expenses related to the new sales agreements we have entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $25,000, or 8.1 %, to $284,000 in the six months ended June 30, 2005 from $309,000 in the six months ended June 30, 2004. This decrease was primarily related to lower legal expenses.

     FINANCIAL INCOME, NET. Financial income, net increased by $7,000, to $17,000 in the six months ended June 30, 2005 from $10,000 in the six months ended June 30, 2004. This increase is due to changes in the exchange rate between the United States Dollar and the Israeli New Shekel.

     NET LOSS. We had a net loss of $1,045,000 in the six months ended June 30, 2005, compared with a net loss of $933,000 in the six months ended June 30, 2004. The 12.0% increase in net loss in the six months ended June 30, 2005 in comparison with the six months ended June 30, 2004 is attributable to the various influences described above.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $10,819,000 at June 30, 2005, and had a working capital (current assets less current liabilities) of approximately $1,013,000 at June 30, 2005.

     Capital expenditures were approximately $7,000 in the three months ended June 30, 2005 and $28,000 in the three months ended June 30, 2004. Capital expenditures were approximately $11,000 in the six months ended June 30, 2005 and $54,000 in the six months ended June 30, 2004. We do not have any material commitments for capital expenditures for the year ending December 31, 2005.

     At June 30, 2005, we had cash, cash equivalents and short-term deposits of approximately $876,000, compared to $1,682,000 at June 30, 2004. The differences from June 30, 2005 to June 30, 2004 are due to the negative cash flow from operating activities during the last fiscal year.

     We generated negative cash flow from operating activities of approximately $458,000 in the three months ended June 30, 2005 compared to $323,000 in the three months ended June 30, 2004. We generated negative cash flow from operating activities of approximately $761,000 in the six months ended June 30, 2005 compared to $984,000 in the six months ended June 30, 2004.

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

     Our research and development expenses were approximately $188,000 in the three months ended June 30, 2005, compared to $196,000 in the three months ended June 30, 2004. Our research and development expenses were approximately $370,000 in the six months ended June 30, 2005, compared to $394,000 in the six months ended June 30, 2004. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold five pending patents on our technologies and we have been issued two patents related to our RF technology in the United States. In addition a patent application for such technology has been approved in the European Union. Currently we are seeking additional protection for such technology in certain European countries.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at June 30, 2005 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $181,000 until 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


* Filed herewith

(b)  Reports on Form 8-K

     During the three months ended June 30, 2005, we filed two reports on Form 8-K with the Commission:

     1. A report on Form 8-K was filed with the Commission on April 14, 2005 in connection with changes in our accountant.

     2. A report on form 8-K was filed with the Commission on May 24, 2005 in connection with changes in principal officers.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INKSURE TECHNOLOGIES INC.

Dated: As of August 1, 2005                        By: /s/ Eyal Bigon
                                                   ------------------
                                                   Eyal Bigon
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)



Dated: As of August 1, 2005                        By: /s/ Elie Housman
                                                   --------------------
                                                   Elie Housman
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)