Form 10QSB
period 2005-09-30
INKSURE TECHNOLOGIES INC.
filed 2005-11-09
CIK 1062128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                [X] Quarterly report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

           1770 N.W. 64TH STREET, STE. 350, FORT LAUDERDALE, FL 33309 (Address of Principal Executive Offices, Including Zip Code)

                                 (954) 772-8507
                (Issuer's Telephone Number, Including Area Code)

                  ____________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                               Yes [X]     No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                               Yes [_]     No [X]

The number of shares outstanding of our Common Stock, par value $0.01 per share, as of November 9, 2005, was 15,161,325 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.

                              INDEX TO FORM 10-QSB



                                                                            PAGE

PART I       FINANCIAL INFORMATION                                            1

Item 1       Financial Statements                                             1

             Condensed Consolidated Balance Sheet as of
             September 30, 2005 (unaudited)                                   1

             Condensed Consolidated Statements of Operations (unaudited)
             for the Nine and Three Months Ended September 30, 2005 and 2004  3

             Statements of Stockholders' Equity as of
             September 30, 2005 (unaudited after December 31, 2004)           4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Nine and Three Months Ended September 30, 2005 and 2004  5

             Notes to Consolidated Financial Statements                       6

Item 2       Management's Discussion and Analysis or Plan of Operation        8

Item 3       Controls and Procedures                                         13

PART II      OTHER INFORMATION                                               13

Item 4       Submission of Matters to a Vote of Security Holders             13

Item 6       Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                   15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            INKSURE TECHNOLOGIES INC.


                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)


                                                 SEPTEMBER 30,
                                                    2005
                                                   ------
                                                  UNAUDITED
                                                   ------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $6,058
  Trade receivables                                   184
  Other accounts receivable and prepaid expenses      131
  Inventories                                         576
                                                   ------

Total current assets                                6,949

SEVERANCE PAY FUND                                    133
                                                   ------

PROPERTY AND EQUIPMENT, NET                           225
                                                   ------

GOODWILL                                              271
                                                   ------

DEFERRED CHARGES                                      631
                                                   ------

Total assets                                       $8,209
                                                   ======

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               SEPTEMBER 30,
                                                                                                   2005
                                                                                                 --------
                                                                                                 UNAUDITED
                                                                                                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                                 $    364
  Employees and payroll accruals                                                                       94
  Deferred income                                                                                     206
  Accrued expenses and other payables                                                                 616
                                                                                                 --------

Total current liabilities                                                                           1,280
                                                                                                 --------

 ACCRUED SEVERANCE PAY                                                                                149
                                                                                                 --------

CONVERTIBLE NOTES, NET                                                                              4,260

STOCKHOLDERS' EQUITY:
  Share capital:
    Preferred stock of $ 0.01 par value:
      Authorized: 10,000,000 stocks at September 30, 2005; Issued and outstanding: 0 stocks at
      September 30, 2005
    Common Stock of $ 0.01 par value -
      Authorized: 35,000,000 stocks at September 30, 2005; Issued and outstanding: 15,161,325
      stocks at September 30, 2005                                                                    152
  Additional paid-in capital                                                                       13,827
  Deferred compensation                                                                               (26)
  Accumulated other comprehensive income                                                              118
  Accumulated deficit                                                                             (11,551)
                                                                                                 --------

Total stockholders' equity                                                                          2,520
                                                                                                 --------

Total liabilities and stockholders' equity                                                       $  8,209
                                                                                                 ========


The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                          ----------------------------    ----------------------------
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
                                                    UNAUDITED                       UNAUDITED
                                          ----------------------------    ----------------------------
Revenues                                  $      1,020    $        624    $        239    $         85
Cost of revenues                                   638             283             149              59
                                          ------------    ------------    ------------    ------------

Gross profit                                       382             341              90              26
                                          ------------    ------------    ------------    ------------

Operating expenses:
  Research and development                         607             573             237             179
  Selling and marketing                          1,088             879             388             324
  General and administrative                       456             474             190             165
  Amortization of deferred stock-based
    compensation (relating to general
    and administrative expenses)                    32               -              14               -
                                          ------------    ------------    ------------    ------------

TOTAL operating expenses                         2,183           1,926             829             668
                                          ------------    ------------    ------------    ------------

Operating loss                                  (1,801)         (1,585)           (739)           (642)

Financial income, net                               24              13               7               3
                                          ------------    ------------    ------------    ------------

Net loss                                  $     (1,777)   $     (1,572)   $       (732)   $       (639)
                                          ============    ============    ============    ============

Basic and diluted net loss per share      $      (0.12)   $      (0.12)   $      (0.05)   $      (0.04)
                                          ============    ============    ============    ============

Weighted average number of Common Stock
used in computing basic and diluted net
loss per share                              15,039,571      13,601,429      15,094,337      14,789,051
                                          ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            U.S. DOLLARS IN THOUSANDS


                                                                                  ACCUMULATED
                                                      ADDITIONAL                    OTHER                       TOTAL
                                           SHARE       PAID-IN       DEFERRED    COMPREHENSIVE ACCUMULATED  STOCKHOLDERS'
                                          CAPITAL      CAPITAL     COMPENSATION     INCOME       DEFICIT       EQUITY
                                          --------     --------      --------      --------     --------      --------
Balance as of January 1, 2005             $    150     $ 12,031      $      -      $    118     $ (9,774)     $  2,525

  Grant of stock options                         -           58           (58)            -            -             -

  Amortization of deferred compensation          -            -            32             -            -            32

  Conversion of 294,900 warrants into
    149,746 ordinary shares                      2           (2)            -             -            -             -

  Beneficial conversion feature of
    convertible notes                            -        1,740             -             -            -         1,740

  Net loss                                       -            -             -             -       (1,777)       (1,777)
                                          --------     --------      --------      --------     --------      --------

Balance as of September 30, 2005
  (Unaudited)                             $    152     $ 13,827      $    (26)     $    118     $(11,551)     $  2,520
                                          ========     ========      ========      ========     ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            U.S. DOLLARS IN THOUSANDS

                                                            NINE MONTHS ENDED        THREE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                          --------------------      --------------------
                                                            2005         2004         2005         2004
                                                          -------      -------      -------      -------
                                                                UNAUDITED                 UNAUDITED
                                                          --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $(1,777)     $(1,572)     $  (732)     $  (639)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                 100          111           35           38
Accrued severance pay, net                                      2           (6)           2            -
Decrease in trade receivables                                 133          306           98          162
Decrease (increase) in other accounts receivable and
  prepaid expenses                                            (20)          (6)          (5)          47
Increase in inventories                                       (46)        (347)         (85)        (153)
Increase (decrease) in trade payables                         (17)        (161)          92         (173)
Decrease in employees and payroll accruals                    (13)         (24)          (5)          (5)
Increase (decrease) in other payables                         240           10          (37)          17
Accumulated interest on short-term bank
  deposits                                                      -            -            -            1
                                                          -------      -------      -------      -------
Net cash used in operating activities                      (1,398)      (1,689)        (637)        (705)
                                                          -------      -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                            (30)         (56)         (19)          (2)
                                                          -------      -------      -------      -------
Net cash used in investing activities                         (30)         (56)         (19)          (2)
                                                          -------      -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of convertible notes, net                          5,838            -        5,838            -
Issuance of common stock, net                                   -        2,386            -        1,119
                                                          -------      -------      -------      -------
  Net cash provided by financing activities                 5,838        2,386        5,838        1,119
                                                          -------      -------      -------      -------

Increase in cash and cash equivalents                       4,410          641        5,182          412
Cash and cash equivalents at the beginning
  of the period                                             1,648        1,432          876        1,661
                                                          -------      -------      -------      -------
Cash and cash equivalents at the end
  of the period                                           $ 6,058      $ 2,073      $ 6,058      $ 2,073
                                                          =======      =======      =======      =======


NON CASH ACTIVITY
Conversion of 294,900 warrants into 149,746 ordinary shares.

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed unaudited interim condensed consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2004 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 (the "2004 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2005.


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

     Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), pro forma information regarding net loss and loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for nine months ended September 30, 2005 and 2004: weighted-risk-free interest rate of 3.94% and 1.5% for each period respectively, with dividend yields of 0% for each period, volatility factors of the expected market price of the Company's Common Stock of 1.16 and 1.04, and a weighted-average expected life of the options of 5 and 2 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

                            INKSURE TECHNOLOGIES INC.

        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2: - STOCK-BASED COMPENSATION (CONT.)

     The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                     NINE MONTHS ENDED         THREE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                    --------------------      --------------------
                                                      2005         2004         2005         2004
                                                    -------      -------      -------      -------
                                                          UNAUDITED                UNAUDITED
                                                    --------------------      --------------------
Net loss, as reported                               $(1,777)     $(1,572)     $  (732)     $  (639)
Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards                                (244)        (172)         (84)         (64)
                                                    -------      -------      -------      -------

Pro forma net loss                                  $(2,021)     $(1,744)     $  (816)     $  (703)
                                                    =======      =======      =======      =======

Basic and diluted net loss per share, as
  reported                                          $ (0.12)     $ (0.12)     $ (0.05)     $ (0.04)
                                                    =======      =======      =======      =======

Basic and diluted net loss per share, pro forma     $ (0.13)     $ (0.13)     $ (0.05)     $ (0.05)
                                                    =======      =======      =======      =======


NOTE 3:- CONVERTIBLE NOTE

     On September 30, 2005, the company Completed a private placement of convertible notes in the aggregate principal amount of $6,000,000 pursuant to the Securities Purchase Agreement as of such date between the Company and certain investors.

     The convertible notes are unsecured and will become due on September 30, 2010. Prior to maturity, the convertible notes will be interest-only, with interest payments due quarterly at yearly rate of 4%.

     The convertible notes are convertible into 2,000,000 shares of the Company's common stock at conversion price per share of $3.00. The Company recorded a discount in the amount of $1,740,000, which reflects the beneficial conversion feature of the notes. The discount will be amortized over five years period.

     In accordance with the issuing of the notes, the Company accrued issuance charges in the amount of $631 thousands, which will be amortized over five years period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to InkSure Technologies Inc. and its consolidated subsidiaries.

     This Quarterly Report on Form 10-QSB contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission, or the Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the third quarter of 2005 consisted of revenues from
(i) our sales agreements for brand protection with two North American customers; and (ii) initial sales to new North American customers. In the third quarter of 2005 approximately 99% of our revenues were earned from customers located in the United States.

     COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses and depreciation.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2005. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     In cases where we have partial delivery at the cut off dates and no fair value exists for the undelivered elements, revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended September 30, 2005, we had revenue of $239,000, compared to $85,000 in the three months ended September 30, 2004. Revenues increased by $154,000, or 181.1%, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase is mainly related to higher sales to our North American customers.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $90,000, or 152.5%, to $149,000 in the three months ended September 30, 2005 from $59,000 in the three months ended September 30, 2004. Cost of revenues as a percentage of sales was 62.3% in the three months ended September 30, 2005, compared with 69.4% in the three months ended September 30, 2004.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $58,000, or 32.4%, to $237,000 in the three months ended September 30, 2005 from $179,000 in the three months ended September 30, 2004. This increase in research and development expenses is primarily related to the development and implementation of our RFID technology.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $64,000, or 19.7%, to $388,000 in the three months ended September 30, 2005 from $324,000 in the three months ended September 30, 2004. This increase in selling and marketing expenses was primarily due to higher marketing expenses related to the new sales agreements we have entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $25,000, or 15.1%, to $190,000 in the three months ended September 30, 2005 from $165,000 in the three months ended September 30, 2004. The increase was primarily related to higher accounting expenses.

     FINANCIAL INCOME, NET. Financial income, net increased by $4,000, or 133.3%, to $7,000 in the three months ended September 30, 2005 from $3,000 in the three months ended September 30, 2004. This increase is due to changes in the exchange rate between the United States Dollar and the Israeli New Shekel.

     NET LOSS. We had a net loss of $732,000 in the three months ended September 30, 2005, compared with a net loss of $639,000 in the three months ended September 30, 2004. The 14.5 % increase in net loss in the three months ended September 30, 2005 in comparison with the three months ended September 30, 2004 is attributable mainly to the increase in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

     REVENUE. Revenue consists of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. Revenues increased by $396,000, or 63.4%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In the nine months ended September 30, 2005, we had revenue of $1,020,000, compared to $624,000 in the nine months ended September 30, 2004, primarily due to higher sales to our North American customers.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the nine months ended September 30, 2005 was $638,000, compared to $283,000 in the nine months ended September 30, 2004. Cost of revenues as a percentage of sales was 62.5% in the nine months ended September 30, 2005, compared with 45.3% in the nine months ended September 30, 2004. The increase in cost of revenues is the result of our strategic decision to reduce the price paid by one of our customers in connection with one of our new major contracts.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $34,000, or 5.9%, to $607,000 in the nine months ended September 30, 2005 from $573,000 in the nine months ended September 30, 2004. This increase in research and development expenses is primarily related to the development and implementation of our RFID technology.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $209,000, or 23.7%, to $1,088,000 in the nine months ended September 30, 2005 from $879,000 in the nine months ended September 30, 2004. This increase in selling and marketing expenses was primarily due to higher marketing expenses related to the new sales agreements we have entered into. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $18,000, or 3.9%, to $456,000 in the nine months ended September 30, 2005 from $474,000 in the nine months ended September 30, 2004. This decrease was primarily related to lower legal expenses.

     FINANCIAL INCOME, NET. Financial income, net increased by $11,000 or 84.6%, to $24,000 in the nine months ended September 30, 2005 from $13,000 in the nine months ended September 30, 2004. This increase is due to changes in the exchange rate between the United States Dollar and the Israeli New Shekel.

     NET LOSS. We had a net loss of $1,777,000 in the nine months ended September 30, 2005, compared with a net loss of $1,572,000 in the nine months ended September 30, 2004. The 13.0% increase in net loss in the nine months ended September 30, 2005 in comparison with the nine months ended September 30, 2004 is attributable to the various influences described above.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $11,551,000 at September 30, 2005, and had working capital (current assets less current liabilities) of approximately $5,669,000 at September 30, 2005.

     Capital expenditures were approximately $19,000 in the three months ended September 30, 2005 and $2,000 in the three months ended September 30, 2004. Capital expenditures were approximately $30,000 in the nine months ended September 30, 2005 and $56,000 in the nine months ended September 30, 2004. We do not have any material commitments for capital expenditures for the year ending December 31, 2005.

     At September 30, 2005, we had cash, cash equivalents and short-term deposits of approximately $6,058,000, compared to $2,073,000 at September 30, 2004. The differences from September 30, 2005 to September 30, 2004 are due to the negative cash flow from operating activities during the last fiscal year and the gross amount of $6,000,000 raised in the private placement of convertible notes.

     We generated negative cash flow from operating activities of approximately $637,000 in the three months ended September 30, 2005 compared to $705,000 in the three months ended September 30, 2004. We generated negative cash flow from operating activities of approximately $1,398,000 in the nine months ended September 30, 2005 compared to $1,689,000 in the nine months ended September 30, 2004.

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

     Our research and development expenses were approximately $237,000 in the three months ended September 30, 2005, compared to $179,000 in the three months ended September 30, 2004. Our research and development expenses were approximately $607,000 in the nine months ended September 30, 2005, compared to $573,000 in the nine months ended September 30, 2004. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold five pending patents on our technologies and we have been issued two patents related to our RF technology in the United States. In addition a patent application for such technology has been approved in the European Union. Currently we are seeking additional protection for such technology in certain European countries.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at September 30, 2005 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $153,000 until 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on July 7, 2005. The following matters were voted on at the Annual Meeting of Stockholders:

Proposal 1: Election of a Board of Directors.

                            NUMBER OF SHARES VOTED
                           FOR              WITHHELD
                           ---              --------

Elie Housman             8,182,971               0

Yaron Meerfeld           8,182,971               0

James Lineberger         8,182,971               0

Philip Getter            8,182,971               0

Michael Acks             8,182,971               0

Albert Attias            8,182,971               0

David Sass               8,182,971               0


Proposal 2: Ratification of the appointment of Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, as the independent auditors and accountants for the Company for the year ending December 31, 2005.

                                         NUMBER OF SHARES
                           FOR              AGAINST           ABSTAIN
                           ---              -------           -------

                        8,182,971              0                 0

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

* Filed herewith

(b)  Reports on Form 8-K

     During the three months ended September 30, 2005, we did not file any reports on Form 8-K with the Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INKSURE TECHNOLOGIES INC.

Dated: As of November 9, 2005                      By: /S/ Eyal Bigon
                                                   ------------------
                                                   Eyal Bigon
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)



Dated: As of November 9, 2005                      By: /S/ Elie Housman
                                                   --------------------
                                                   Elie Housman
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)