Form 10KSB
period 2005-12-31
INKSURE TECHNOLOGIES INC.
filed 2006-03-30
CIK 1062128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended DECEMBER 31, 2005,

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ___________ to __________

                         Commission file number 0-24431

                            INKSURE TECHNOLOGIES INC.
                 (Name of Small Business Issuer in its Charter)

              DELAWARE                                    84-1417774
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   1770 N.W. 64TH STREET, FORT LAUDERDALE, FL                33309
   (Address of principal executive offices)                (Zip Code)

                                 (954) 772-8507
                (Issuer's telephone number, including area code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer : (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

Issuer's revenues for its most recent fiscal year.  $1,626,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2006, was $58,045,000.

As of March 30, 2006, 15,234,854 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the issuer's Proxy Statement for the Annual Meeting of Stockholders to be held on July 7, 2006.

Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                           1
ITEM 2.   DESCRIPTION OF PROPERTY                                          10
ITEM 3.   LEGAL PROCEEDINGS                                                10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              10

PART II

ITEM 5    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES             10
ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS                             13
ITEM 7    FINANCIAL STATEMENTS                                             27
ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                         27
ITEM 8A   CONTROLS AND PROCEDURES                                          27
ITEM 8B   OTHER INFORMATION                                                27

PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                28
ITEM 10   EXECUTIVE COMPENSATION                                           28
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AN
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       28
ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   28
ITEM 13   EXHIBITS                                                         28
ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES                           29

SIGNATURE PAGE                                                             30

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-KSB AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF INKSURE TECHNOLOGIES INC. (TOGETHER WITH OUR SUBSIDIARIES, REFERRED TO IN THIS REPORT AS "WE," "US" AND "OUR") WITH RESPECT TO (I) OUR FINANCING PLANS, (II) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION, AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE INFORMATION CONTAINED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, THE INFORMATION UNDER "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" AND "DESCRIPTION OF BUSINESS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES. SEE "DESCRIPTION OF BUSINESS-RISK FACTORS-ALL FORWARD LOOKING STATEMENTS SHOULD BE READ WITH CAUTION."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     We develop, market and sell customized authentication systems designed to enhance the security of documents and branded products and to meet the growing demand for protection from counterfeiting and diversion. In this context, "counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. "Diversion" (also termed "parallel trading" or "gray market commerce") is the selling of goods (often genuine goods) in a geographic market where both wholesale and retail prices are high while falsely purchasing them for another market where wholesale prices are lower, thus taking advantage of the price difference between the two markets. We operate within the "authentication industry," an industry that includes a variety of firms providing technologies and services designed to prevent the counterfeiting and diversion of valuable documents and products. The World Customs Organization estimates that the trade in fakes is currently worth about $512 billion, or 7 percent of the world's trade. In the United States, the Bureau of Customs and Border Protection estimates that counterfeiting costs the United States $200 billion annually.

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

     Our ink-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our reader. We have applied for three patents covering various methods of marking documents for the purpose of authentication and three patents related to the radio frequency ("RFID") technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty. See "Description of Business -- Emerging Technology" and" Description of Business -- Patents and Proprietary Technology."

     We are currently working on the development of next-generation RFID technology that is being designed to enable low-cost tagging of items. This RFID technology is being designed to permit "no line of sight" identification and will be suitable for a variety of applications, including authentication, supply chain management , proof of ownership, and life cycle information. If successfully developed, we believe that such technology could eventually replace the familiar barcode technology and other electronic article surveillance solutions currently available. See "Description of Business -- Research and Development" and "Description of Business -- Emerging Technology."

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

     There are a growing number of companies, banks, organizations and other entities that recognize, acknowledge and are able to quantify or estimate the scope of their counterfeiting problem, and are willing to invest in security solutions to combat them, and are potential customers for our products and services. We believe that the number of entities willing to invest in security solutions will grow as the magnitude of the problem continues to grow. In addition, there has been an increase in regulatory and legislative efforts to countermand counterfeiting, such as U.S. legislation and Federal Drug Administration guidelines concerning the incorporation of counterfeit-resistant tools into the packaging of U.S. prescription drugs.

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

MARKETING AND BUSINESS STRATEGY

     Our business strategy utilizes a "razor / razor blade" approach with respect to the sale of our readers and inks. We regard the selling of our proprietary readers as infrastructure similar to a hand held razor, while our specialty inks may be considered analogous to the blades of a razor that represent continuing sales. The potential anti-counterfeit market segments for our products can generally be divided into two major groups: documents (e.g., bank notes, checks, transportation and event tickets, pre-paid telephone cards, identification cards, and passports) and brand products (e.g., pharmaceuticals, software, automotive, multi-media, and apparel). We have entered into strategic relationships with Sun Chemicals Group B.V., Merck KgaA, and H.W. Sands Corp. to leverage the development, distribution and co-marketing of their security products.

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

     More specifically, we have identified and targeted the following market segments:

     o PACKAGING. We believe our product may facilitate brand protection through use in 1st level (on the product), 2nd level (on the packaging) and 3rd level packaging (through the use of labels, stickers, etc.). We believe our products are suitable for a number of industries, including consumer goods (e.g., apparel, cosmetics, fragrances, software, tobacco and multi-media, including CDs and
          DVDs), pharmaceuticals, and industries that rely upon component parts (e.g., automotive, computer hardware).

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

     o GOVERNMENT IDENTITY DOCUMENTS. We believe that our ability to mark inkjet ink and thermal transfer ribbons and therefore provide authentication capabilities to the variable data on government identity documents such as passports, visas, drivers licenses, ID cards, birth certificates, and motor vehicle registrations is unique. We view these market segments as requiring a long-term marketing and selling process given the typical government bid process and cycles for initiating new features, as well as government cost constraints.

     o RETAIL VOUCHERS AND GIFT CERTIFICATES. Retail establishments currently use printed vouchers, gift cards and gift certificates for increased sales. Certificates of Authenticity, which are printed documents that accompany a wide variety of retail goods ranging from software products to luxury goods are also an area of opportunity.

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

     In March 2004 and August 2004 we entered into two sales agreements to supply our authentication solutions to two separate customers in North America for brand protection projects. Each project involves the protection of millions of items using our coding solutions and handheld authentication readers, as well as our quality assurance tools, which are used to ensure that our inks are applied according to specifications. Revenues from these two agreements were $616,000 and $1,187,000 for the fiscal years ended December 31, 2004 and 2005, respectively, representing approximately 65% and 73% of our revenues for the fiscal years ended December 31, 2004 and 2005, respectively.

     On June 9, 2003 we entered into a strategic marketing alliance with Sun Chemical Group B.V., the world's largest manufacturer of printing inks. Under such alliance, Sun Chemical worked with us to offer machine-readable ink-based brand and document authentication solutions under the SunSure(TM) brand name. This agreement is terminable by either party on 180 days' notice.

     On February 2, 2006, we announced that we are exploring the possibility of entering into a new strategic alliance with H.W. Sands Corp., a leader in bringing in new products and technologies to the identification, security and financial transactions card markets. Under such an alliance, H.W. Sands Corp. would work with us to offer CMRT (covert machine readable technology) authentication solutions that will be marketed under the Sands-Secure(R) line of security solutions. The details of this possible strategic alliance are subject to further discussions between the parties.

     Although we intend to continue marketing our products and services through licensees and strategic alliances, we believe that expanding our customer base through our direct sales personnel and maintaining a direct relationship with the end user are necessary elements to achieving deep market penetration.

CURRENT PRODUCTS

     We have created "Solution Packages" designed to meet various market needs. These packages rely primarily on our core technology, best described as "line of sight authentication" (i.e., electro-optical detection and analysis of organic and inorganic materials). The micro-processing unit within the readers uses a proprietary algorithm to authenticate genuine codes, as well as differentiate between various codes.

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

o SORTSURE(TM) -- IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY CONTROL AND AUDIT FUNCTION

     Our SortSure(TM) readers provide high-speed authentication and/or quality control in mass quantities. The embedded OEM kits enable seamless integration within existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers. One model incorporates a mechanized traversing arm for real-time quality control readings over web-based printing presses. All models utilize proprietary technology and unique electro-optical techniques to measure and/or authenticate covert SmartInk(TM) codes.

o    SMARTINK(TM) -- MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED SECURITY

     Our SmartInk(TM) codes are secure encoded inks and coatings that provide authentication solutions ranging from a definitive "yes/no" verification to multi functional systems that allow for item identification, track & trace functionality, real-time encoding and debiting applications. SmartInk(TM)codes are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using any standard printing process, onto documents, tickets, product packaging and labels. All SmartInk(TM) marker/carrier mixtures are allocated with covert signatures, that, while being completely invisible and protected from reverse-engineering attempts, are easily detected by our line of readers, including the handheld field verification SignaSure(TM) readers and the high speed SortSure(TM) validator.

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

EMERGING TECHNOLOGY

     We also plan to develop products that permit high volume tagging and authentication without requiring a line of sight. We are currently working on the development of next-generation chipless label technology for low cost RFID applications. This RFID technology is being designed to permit "no line of sight" identification and will be suitable for a variety of applications, including authentication, supply chain management, proof of ownership, and life cycle information.

     The underlying concept of our new technology is to utilize the rules of diffraction phenomena and image/pattern recognition tools as the basis for ultra-low-cost passive chipless RFID tags. The existence of diffraction has limited the extent to which symbols or images (such as barcodes) can be compressed. When one symbol is placed too near another, its waves interfere with those of its neighbor ("diffraction") and vice versa, making it impossible to accurately read either bar. This limitation has restricted the density with which symbol-based code can be printed and, therefore, the minimum size required for machine-readable codes. By extension, this has also limited the number of digits which can be used in barcodes, for example.

     Current technologies do not take into account that it is possible to place two-dimensional objects within extremely high density, yet still use deductive methods to identify them. Our approach devises a code of simple objects, together with algorithms for interpreting the phenomena produced when they are printed close to each other. Although the labels produced using this method are two-dimensional, the phenomena itself produces a three-dimensional effect. In that way, it is possible to derive the exact position of the origin layout, even if behind an obstacle. This capability minimizes the challenge of correctly identifying objects that are located directly behind other objects ("collision").

     Our RFID technology is in the initial development phase, and our goal is to complete development with a view to launching our chipless label system by 2007. We aim to include, without limitation, the following RFID deliverables:

     o    Fixed and hand-held readers;

     o    Specialized conductive inks;

     o    Unique symbology; and

     o    Printer quality control systems.

     If successfully developed, we believe that such technology could eventually replace the familiar barcode technology and other electronic article surveillance solutions that are currently available.

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

     o Technology providers that typically offer a specific range of security solutions.

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

     Competition in our markets is based upon price, service, quality, reliability and the ability to offer secure transaction products and services with the flexibility to meet a customer's particular needs. We believe our technology provides a unique and cost-effective solution that has certain common competitive advantages over other technologies. However, even technologies that are not as secure or reliable as our products may be competitive if they are marketed effectively and may also compete on the basis of other criteria, such as price. We believe that prospective customers typically consider the following criteria when choosing a security technology:

     o Level of security (e.g., multi-layer or single layer solution, covert, overt);

     o Ability to support or be integrated with existing production, logistical processes and equipment;

     o    Ease of utilization/verification;

     o Ability to extend the use for various organizational uses (e.g., alteration, simulation, counterfeiting, diversion, supply chain management);

     o Safety and durability (i.e., ability to withstand environmental factors such as temperature, humidity, sunlight);

     o    Consistency and integrity of solution;

     o    Need for protection of variable vs. fixed data;

     o Flexibility of code location (e.g., location on package, on product, on different substrates);

     o In the case of overt features, attractiveness to consumer (i.e., added marketing value); and

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

RESEARCH AND DEVELOPMENT

     The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities at our facility in Rehovot, Israel. We believe our future success depends upon our ability to identify the requirements for future products and product enhancements, and to define, implement and successfully develop the technologies, including, without limitation, our next generation RFID technology, needed to deploy those products and product enhancements.

     We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As part of this strategy, we work closely with current and potential customers, distributors and other members of the industry to identify market needs and define appropriate product specifications. Our research and development expenditures totaled approximately $775,000 and $875,000 for fiscal years 2004 and 2005, respectively.

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

     We currently hold one pending patent in the United States and we have been issued two patents in Israel relating to our technology of marking documents for the purpose of authentication.

     With respect to the RFID technology being developed by us, we have applied for four patents: we have been issued patents for our first application in each of the United States, France, Germany, Switzerland and the United Kingdom; we have been issued a patent in the United States for our second application and hold one pending patent before the European Patent Office; we have been issued a patent in the United States for our third application and we hold one pending patent before the European Patent Office; and we have only recently made an application before the United States Patent and Trademark Office with respect to our fourth patent application.

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

     Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether our patent applications will result in the issuance of any patents, or whether patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents issue, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us.

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

EMPLOYEES

     As of March 30, 2006, we had 12 employees located in Israel, including eight engineers, three management and administrative personnel, and one operations personnel. In addition, as of March 30, 2006, we had eight employees located in the United States, one of whom is a member of our management, one of whom manages our operations in the United States, with the remaining three being sales, marketing and customer support personnel. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly skilled employees.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 2,000 square feet of space that is located in Fort Lauderdale, FL pursuant to a lease which expires in February 2007. Our monthly lease payments are approximately $2,800 per month. We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 1,300 square feet pursuant to a lease expiring in September 2006. Monthly lease payments for such facility are approximately $3,500 per month.

ITEM 3. LEGAL PROCEEDINGS.

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, INTER ALIA: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of a trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activity involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (approximately $28,000), plus interest and VAT, which the defendants intend to split equally.

     We do not use any of the information that was alleged to be confidential in our current products. Accordingly, we do not believe that the court decision will have any significant impact on our business going forward.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of common stock as reported by the Over The Counter Bulletin Board under the symbol "INKS.OB" for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 HIGH            LOW
                                                 ----            ---
FISCAL YEAR 2004
      1st Quarter                               $1.20           $0.51
      2nd Quarter                               $1.30           $0.77
      3rd Quarter                               $1.80           $0.98
      4th Quarter                               $1.80           $1.20

FISCAL YEAR 2005
      1st Quarter                               $1.77           $1.25
      2nd Quarter                               $2.21           $1.20
      3rd Quarter                               $4.17           $2.20
      4th Quarter                               $4.03           $2.55

FISCAL YEAR 2006
      1st Quarter (through March 30, 2006)      $3.90           $1.95

     As of March 30, 2006, the high and low bid prices per share of common stock as reported by the Over the Counter Bulletin Board under the symbol "INKS.OB" were $3.870 and $3.750, respectively, and there were approximately 63 holders of record of the common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2005. Our stockholder approved equity compensation plans consist of the 2002 Stock Option Plan. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.


                                                                                        NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                       NUMBER OF SECURITIES TO BE                                   FUTURE ISSUANCE UNDER EQUITY
                        ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE   COMPENSATION PLANS (EXCLUDING
                     OUTSTANDING OPTIONS, WARRANTS       PRICE OF OUTSTANDING         SECURITIES REFLECTED IN
PLAN CATEGORY                 AND RIGHTS            OPTIONS, WARRANTS AND RIGHTS           COLUMN (A))
-------------                 ----------            ----------------------------           -----------
                                  (A)                              (B)                          (C)
Equity
compensation plans
approved by
security holders               1,973,025                          $0.985                     1,526,975
Equity
compensation plans
not approved by
security holders                 806,241                          $1.215                             0
                               ---------                                                     ---------
       TOTAL                   2,779,266                                                     1,526,975

     We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have either already registered or agreed to register for resale the common stock underlying all of these plans (except for the last bullet point listed below).

     o Commonwealth Associates, L.P. warrants, dated July 5, 2002, July 31, 2002 and September 6, 2002: We issued warrants to purchase shares of InkSure Delaware common stock in connection with Commonwealth's role as placement agent in a private placement of InkSure Delaware's securities. The warrants were to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at an exercise price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. As of 12/31/2005, warrant holders had exercised 273,161 warrants.

     o Elie Housman option, dated February 6, 2002: We issued an option to purchase up to 478,469 shares of InkSure Delaware common stock at an exercise price of $0.966 per share, with an expiration date of February 6, 2009. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, these options to purchase shares of InkSure Delaware common stock were converted into options to purchase shares of our common stock.

     o March 15, 2005 warrant issued to Mr. Jerry Falkner: We issued a warrant to Mr. Falkner to purchase up to 50,000 shares of our common stock in connection with services he rendered to us. The warrant will expire in 10 years and has an exercise price of $1.40 per share.

     o The Company finalized the validity of the issuance of an option to purchase 300,480 shares of InkSure Delaware common stock that was issued prior to the reverse acquisition merger at an exercise price of $ 0.50 per share. This option will be converted into an option to purchase shares of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

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

MARCH 2005 WARRANT ISSUANCE

     On March 15, 2005, in connection with services rendered to us by Mr. Jerry Falkner, we issued a warrant to Mr. Falkner to purchase up to 50,000 shares of our common stock. The warrant will expire in 10 years and has an exercise price of $1.40 per share.

SEPTEMBER 2005 PRIVATE PLACEMENT OF CONVERTIBLE NOTES

     On September 30, 2005, we completed a private placement of convertible notes in the aggregate principal amount of $6,000,000, pursuant to the terms of a Securities Purchase Agreement as of such date between us and certain investors listed on the schedule of buyers attached thereto. All of such investors were "accredited" as such term is defined under Rule 506 under the Securities Act of 1933. The Irrevocable Trust of James E. Lineberger u/a 12/17/98, affiliated with James E. Lineberger, who is also a member of our Board of Directors, purchased $300,000 of the convertible notes. The private placement resulted in gross proceeds of $6,000,000 before placement agent fees and expenses associated with the transaction.

     The convertible notes issued by us in the private placement are unsecured and will become due on September 30, 2010, and may be extended at the option of the investors in certain circumstances. Prior to maturity, the convertible notes will be interest-only, with interest payments due quarterly at the rate of 4% per year.

     The convertible notes are convertible initially into 2,000,000 shares of our common stock at an initial conversion price per share of $3.00, subject to full ratchet anti-dilution protection with respect to any future stock issuances below such conversion price. For the first 18 months following the effectiveness of the registration statement covering the shares of common stock underlying the convertible notes (which was declared effective by the Securities and Exchange Commission on January 24, 2006), the investors will have the right to participate up to one-third with any subsequent equity or equity-linked capital raising by us.

     We have the right, in our sole discretion, to require that all of the outstanding convertible notes be redeemed at a price equal to 125% of the sum of
(i) the remaining principal, (ii) accrued and unpaid interest with respect to such principal, and (iii) accrued and unpaid late charges with respect to such principal and interest, if a merger or acquisition, pursuant to which holders of common stock are to receive consideration consisting solely of cash, is consummated at any time while the convertible notes remain outstanding and certain other conditions are met. Furthermore, the anti-dilution protection and participation right outlined in the preceding paragraph will terminate if we are acquired by a publicly traded corporation having an equity market capitalization exceeding $150,000,000 and certain other conditions are met.

     We may require the investors to convert all or any portion of the convertible notes into shares of common stock if the volume weighted average price of the common stock exceeds (i) $6.50 for any 20 trading days in any 30 consecutive trading day period after September 30, 2006 or (ii) $5.50 for any 20 trading days in any 30 consecutive trading day period after September 30, 2007, and certain other conditions are met.

     No indebtedness, except Senior Permitted Indebtedness (as defined in the Securities Purchase Agreement), will be senior to any indebtedness under the convertible notes. The agreements also include certain covenants, including covenants prohibiting us, subject to certain exceptions, from incurring debt, unless such debt does not, as of the date on which it is incurred, exceed three times LTM EBITDA. The convertible notes also include covenants against paying dividends, making redemptions, and incurring liens, subject to certain exceptions.

     The investors were granted the option to invest an additional $1,250,000 through the purchase of additional convertible notes at a conversion price of $3.60 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. In the 2005 fiscal year, we have completed several successful field trials related to new projects. In the 2005 fiscal year, approximately 75% of our revenues were earned from customers located in the United States.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2005. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a "first in, first out" basis. We regularly review inventory values and quantities on hand and write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In making the determination, we consider future sales of related products and the quantity of inventory at the balance sheet date, assessed against each inventory item's past usage rates and future expected usage rates. Changes in factors such as technology, customer demand, competing products and other matters could affect the level of our obsolete and excess inventory in the future.

     OTHER ACCRUED EXPENSES. We also maintain other accrued expenses. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.

     DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that the Company has history of losses it is likely that the deferred tax will not be realized, therefore a valuation allowance of approximately $3,771,000 has been recorded as of December 31, 2005.

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

     Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

                            YEAR ENDED DECEMBER 31,

                               2005       2004
                               ----       ----
Revenues                        100%       100%
Cost of Revenues                 48         43
                               ----       ----
Gross profit                     52         57

Operating expenses:
Research and development         54         81
Selling and marketing            95        130
General and administrative       36         62
Amortization expenses             3
                               ----       ----
Total operating expenses        188        273

Operating loss                 (136)      (216)
Financial income, net             0          0
                               ----       ----
Net loss                       (136)      (216)
                               ====       ====

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

     REVENUES. Revenues consist of gross sales of products. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. This affected our results in 2005. Our revenues increased by $671,000, or 70%, to $1,626,000 in 2005 from $955,000 in
2004, primarily due to our new customers located in the United States.

     COST OF REVENUES. Cost of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues increased by $371,000, or 90%, to $784,000 in 2005 from $413,000 in 2004. The increase in cost of revenues is mainly due to the increase of sales and the increase of cost as a percentage of revenues. Cost of revenues as a percentage of sales was 48 % in 2005, compared with 43% in 2004. The increase in cost of revenues is the result of our strategic decision to reduce the price paid by one of our customers in connection with one of our new major contracts.

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $100,000, or 13%, to $875,000 in 2005 from $775,000 in 2004. This increase in research and development expenses is primarily related to the development and implementation of our RFID technology.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $310,000, or 25%, to $1,549,000 in 2005 from $1,239,000 in 2004. This increase in selling and marketing expenses was primarily due to higher marketing expenses related to the new sales agreements we have entered into. We believe that our significant investment in sales and marketing activities over time will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, office maintenance, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $11,000, or 2%, to $579,000 in 2005 from $590,000 in 2004. This decrease was primarily a result of lower D&O insurance expenses.

     FINANCIAL INCOME, NET. Financial income, net decreased by $7,000, or 700%, to expense of $6,000 in 2005 from income of $1,000 in 2004 due to non cash financial expenses relating to the convertible note.

     NET LOSS. We had a net loss of $2,213,0000 in 2005, compared with a net loss of $2,061,000 in 2004, which is an increase of $152,000, or 7%. The increase in net loss in 2005 in comparison with 2004 is primarily due to our increase in operating expenses.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $11, 987,000 at December 31, 2005, and had a working capital (current assets less current liabilities) of approximately $5,156,000 at December 31, 2005.

     Capital expenditures were approximately $188,000 in 2005 and $72,000 in 2004. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures for the year ending December 31, 2005.

     As of December 31, 2005, we had cash, cash equivalents and short-term deposits of approximately $5,089,000, compared to $1,648,000 in 2004. This increase is the result of the issuance of convertible note with net proceeds of $5,304,000 as such amount is offset by our continuing investments in research and development and selling and marketing expenses. We had $0 short-term bank credit in each of 2005 and 2004.

     We generated negative cash flow from operating activities of approximately $1,748,000 in 2005 compared to $2,112,000 in 2004.

     Our investing activities used cash of $4,545,000 in 2005 and $51,000 in 2004. Our policy is to invest our funds in short-term deposits.

     We believe that cash generated from operations and cash from the 2005 private placement will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next twenty-four months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

     We have determined that the Convertible notes contained embedded derivatives. Derivatives instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, liability or equity, depending on their characteristics. We have determined each derivative component should be recorded as a liability. We valued the derivative components using Black Scholes model. The value of the derivatives as of December 31, 2005 is $966. The derivatives will be revalued at each reporting period.

C.   RESEARCH AND DEVELOPMENT; PATENTS AND LICENSES

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

     Our research and development expenses were approximately $1,184,000 in 2003, $775,000 in 2004 and $875,000 in 2005. To date, all research and development expenses have been charged to operating expense as incurred.

     We currently hold one pending patent in the United States and we have been issued two patents in Israel relating to our technology of marking documents for the purpose of authentication.

     With respect to the RFID technology being developed by us, we have applied for four patents: we have been issued patents for our first application in each of the United States, France, Germany, Switzerland and the United Kingdom; we have been issued a patent in the United States for our second application and hold one pending patent before the European Patent Office; we have been issued a patent in the United States for our third application and we hold one pending patent before the European Patent Office; and we have only recently made an application before the United States Patent and Trademark Office with respect to our fourth patent application.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at December 31, 2005 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is $160,000 until 2007. See Note 8 to the Consolidated Financial Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS AND THUS MAY NOT BE PROFITABLE IN THE FUTURE.

     We have incurred substantial losses and negative cash flows since our inception. We had an accumulated deficit of approximately $11, 987,000 at December 31, 2005 and had a working capital (current assets less current liabilities) of approximately $5,156,000 at December 31, 2005. We incurred losses of approximately $2, 213,000 for the year ended December 31, 2005. We expect to spend significant amounts to enhance our products and services, develop further sales and operations, and fund expansion. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

IF WE CONTINUE TO RELY ON TWO MAJOR CUSTOMERS FOR MOST OF OUR REVENUES, THE LOSS OF SUCH CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

     For the fiscal year ended December 31, 2005, sales to two of our new customers in the United States accounted for approximately 62% of our revenues. The loss of this customers, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

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

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO COMPETE IN THE AUTHENTICATION MARKET.

     Our performance and ability to compete are dependent to a significant degree on our proprietary technology. We regard protection of our proprietary rights as critical to our success, and rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We currently hold one pending patent in the United States and we have been issued two patents in Israel relating to our technology of marking documents for the purpose of authentication.

     With respect to the RFID technology being developed by us, we have applied for four patents: we have been issued patents for our first application in each of the United States, France, Germany, Switzerland and the United Kingdom; we have been issued a patent in the United States for our second application and hold one pending patent before the European Patent Office; we have been issued a patent in the United States for our third application and we hold one pending patent before the European Patent Office; and we have only recently made an application before the United States Patent and Trademark Office with respect to our fourth patent application.

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

THE SUCCESS OF OUR JOINT VENTURES IS DEPENDENT ON THE PERFORMANCE OF OUR JOINT VENTURE PARTNERS OF THEIR CONTRACTUAL OBLIGATIONS.

     We enter into various joint ventures as part of our marketing and sales efforts. Success of these joint ventures depends largely on the satisfactory performance by our partners of their contractual obligations. If our joint venture partners fail to perform their contractual obligations as a result of financial or other difficulties, our revenues will decline as a result of reduced revenues and we may be required to make additional investments towards our sales and marketing efforts. These lost revenues and additional investment obligations could result in reduced profits or in losses for us.

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

OUR RESEARCH AND DEVELOPMENT EFFORTS FOR NEW PRODUCTS MAY BE UNSUCCESSFUL.

     We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

WE ARE FOCUSING ON NEW RFID TECHNOLOGY PRODUCT DEVELOPMENT. IF WE ARE UNABLE TO COMMERCIALIZE THIS PRODUCT OR ANY OTHER PRODUCT THAT WE MAY PURSUE IN THE FUTURE, OR EXPERIENCE SIGNIFICANT DELAYS OR UNANTICIPATED COSTS IN DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

     We are focusing on development of a new RFID product utilizing unproven technology. We may spend significant amounts on attempting to develop the product and there is no assurance that such product will be successfully developed or, if developed, that we will be able to commercialize this product. As with any effort at new product development, we may experience significant delays. Accordingly, we may spend significant time, management resources and money on the RFID product with nothing to show for it.

     WE ARE CURRENTLY IN A GROWTH STAGE AND MAY NOT BE ABLE TO FULFILL LARGE ORDERS.

     We have no history of fulfilling large orders. As we begin to receive significant orders for our products, we will be required to fulfill such orders and implement substantial projects. We have little experience doing so and doing so will strain our resources and require us to develop new capabilities and expand existing ones. These include managerial and administrative structure, sales and marketing activities, financial systems and personnel recruitment.

As a result, there can be no assurance that we will be able to timely fulfill large orders. Failure to do so could materially and adversely affect our business reputation, impede future sales and place a significant strain on senior management.

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

     ICTS International, N.V. and its affiliates beneficially own, as of March 30, 2006, 4,825,555 shares of our common stock, representing approximately 31.7% of our outstanding common stock. Such ownership interest gives ICTS and its affiliates substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target.

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

THE TRADING OF OUR COMMON STOCK IS VOLATILE WHICH MAY PREVENT A STOCKHOLDER FROM SELLING ITS STOCK AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to March 30, 2006, our common stock traded at prices ranging from $[4.12] to $[1.20]. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

"PENNY STOCK" RULES MAY RESTRICT THE MARKET FOR OUR COMMON STOCK AND MAY AFFECT OUR STOCKHOLDERS' ABILITY TO SELL THEIR SHARES IN THE SECONDARY MARKET.

     Our common stock is subject to rules promulgated by the Securities and Exchange Commission, or the Commission, relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq small-cap or national market systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock and may affect our stockholders' ability to sell their shares in the secondary market.

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE REPRESENTS NEARLY ALL OF OUR OUTSTANDING COMMON STOCK AND THUS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK.

     Of the 15,234,854 shares of common stock held by our present stockholders as of December 31, 2005, 6,067,698 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not our affiliate and who has satisfied a two-year holding period. In addition, 3,500,000 shares of common stock underlying both current options to purchase our common stock and future issuances of options to purchase our common stock are being registered for resale. The substantial number of shares eligible for sale could cause our common stock price to be less than it would be in the absence of such an offering, whether or not such shares are actually sold, and sales of a significant number of such shares at any one time could further decrease our stock price.

WE WILL FACE A NEED FOR ADDITIONAL CAPITAL AND MAY NEED TO CURTAIL OUR OPERATIONS IF IT IS NOT AVAILABLE.

     We believe that our current cash and cash equivalents will satisfy our operating capital needs for at least twenty-four months based upon our currently anticipated business activities. On September 30, 2005, we completed a private placement of convertible notes in the aggregate principal amount of $6,000,000. However, we will need additional capital, even within twenty-four months, if we undertake large projects. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which would adversely affect our prospects, business, operating results and financial condition by forcing us to curtail our operations or not pursue opportunities which present themselves.

OUR CONVERTIBLE DEBT HAS A FULL RATCHET ANTI-DILUTION PROVISION, WHICH, IF TRIGGERED, COULD SIGNIFICANTLY DILUTE OUR STOCKHOLDERS.

     On September 30, 2005, we completed a private placement of convertible notes in the aggregate principal amount of $6,000,000 (see "Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities" above). The convertible notes are convertible into shares of our common stock at an initial conversion price of $3.00 per share. Based on this initial conversion price we would issue approximately 2,000,000 shares of common stock upon conversion in full of the $6,000,000 of convertible notes. The convertible notes contain a full ratchet anti-dilution provision, which provides, unlike a more traditional weighted average anti-dilution provision, that if we issue convertible or equity securities in the future (subject to certain exceptions) at a price per share less than the conversion price, the conversion price of the convertible notes will be automatically adjusted down to that lesser price. In such case, the number of shares into which the convertible note is convertible would increase correspondingly. By way of example only, if the price per share of common stock were to fall to $2.30, and the Company were to issue securities at such reduced price, the conversion price of the convertible notes would be automatically adjusted down to $2.30 per share, and the number of shares into which the convertible notes would be convertible would increase from 2,000,000 shares to 2,608,695. Accordingly, if we trigger the full ratchet anti-dilution provision, our stockholders could suffer substantial dilution.

THE NUMBER OF SHARES OF COMMON STOCK WHICH ARE AVAILABLE FOR SALE UPON EXERCISE OF OUR OUTSTANDING WARRANTS OR CONVERSION OF OUR OUTSTANDING CONVERTIBLE NOTES IS SIGNIFICANT IN RELATION TO OUR CURRENTLY OUTSTANDING COMMON STOCK AND COULD CAUSE DOWNWARD PRESSURE ON THE MARKET PRICE FOR OUR COMMON STOCK.

     The number of shares of common stock registered for resale upon exercise of our outstanding warrants or conversion of our outstanding convertible notes is significant in relation to the number of shares of common stock currently outstanding. If those securityholders determine to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.

IF PERSONS ENGAGE IN SHORT SALES OF OUR COMMON STOCK, INCLUDING SALES OF SHARES TO BE ISSUED UPON EXERCISE OF OUR OUTSTANDING WARRANTS OR CONVERSION OF OUR OUTSTANDING CONVERTIBLE NOTES, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

     Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants or conversion of our outstanding convertible notes could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise or conversion, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

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

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information set forth under the caption "Directors, Executive Officers, Promoters and Control Persons," "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2006 is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2006 is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2006 is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the captions "Certain Relationships and Related Transactions" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2006 is hereby incorporated by reference.

ITEM 13. EXHIBITS.

EXHIBIT NO.    DESCRIPTION

2.1 Agreement and Plan of Merger, dated July 5, 2002, by and among the Company, LILM Acquisition and InkSure Delaware (previously filed as an exhibit to the Company's Information Statement on Schedule 14C filed with the Commission on October 8, 2002).

3.1 Certificate of Change in Number of Authorized Shares of Class and Series of the Company (previously filed as an exhibit to the Company's Current Report filed on Form 8-K with the Commission on November 8, 2002).

3.2 Certificate of Amendment of Articles of Incorporation of the Company (previously filed as an exhibit to the Company's Current Report filed on Form 8-K with the Commission on November 8, 2002).

3.3 Articles of Incorporation of the Company (previously filed as an exhibit to the Company's Current Report filed on Form 8-K with the Commission on November 8, 2002).

3.4 Amendment to By-Laws of the Company (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2002).

3.5 By-Laws of the Company (previously filed as an exhibit to the Company's Current Report filed on Form 8-K with the Commission on November 8, 2002).

10.1 2002 Employee, Director and Consultant Stock Option Plan (previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2002).

10.2 Securities Purchase Agreement, dated as of September 30, 2005, by and among the Company and the buyers listed therein (previously filed as an exhibit to the Company's Current Report filed on Form 8-K with the Commission on October 30, 2005).

10.3 Registration Rights Agreement, dated as of September 30, 2005, by and among the Company and the investors listed therein (previously filed as an exhibit to the Company's Current Report filed on Form 8-K with the Commission on October 30, 2005).

10.4 Irrevocable Transfer Agent Instruction Letter dated September 30, 2005 from the Company to Pacific Stock Transfer Company (previously filed as an exhibit to the Company's Current Report filed on Form 8-K with the Commission on October 30, 2005).

21.1 Subsidiaries of the Registrant (previously filed as an exhibit to the Company's Annual Report on Form 10-KSB filed with the Commission on March 31, 2003).

23.1 Consent of Brightman Almagor & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu.*

23.2 Consent of Yossi Avraham, Arad & Co.*

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certifications of Chief Executive and Financial Officers Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information set forth under the caption "Independent Public Accountants" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about July 7, 2006 is hereby incorporated by reference.

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

INKSURE TECHNOLOGIES INC.

    SIGNATURE                       TITLE                               DATE
    ---------                       -----                               ----

/s/ Elie Housman      Chairman, Director and Chief Executive   March 30, 2006
----------------      Officer (Principal Executive Officer)
Elie Housman

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

    SIGNATURE                       TITLE                               DATE
    ---------                       -----                               ----


/s/ Yaron Meerfeld    Chief Operations Officer and Director    March 30, 2006
------------------
Yaron Meerfeld


/s/ Elie Housman      Chairman, Director and Chief Executive   March 30, 2006
------------------    Officer(Principal Executive Officer)
Elie Housman


/s/ Eyal Bigon        Chief Financial Officer (Principal       March 30, 2006
------------------    Financial and Accounting Officer)
Eyal Bigon

/s/ James Lineberger  Director                                 March 30, 2006
------------------
James Lineberger

/s/ Philip Getter     Director                                 March 30, 2006
------------------
Philip Getter

/s/ Michael Acks      Director                                 March 30, 2006
------------------
Michael Acks

/s/ Albert Attias     Director                                 March 30, 2006
------------------
Albert Attias

/s/ David Sass        Director                                 March 30, 2006
------------------
David Sass

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2005

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F - 8 - F - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                             TO THE STOCKHOLDERS OF

                            INKSURE TECHNOLOGIES INC.

     We have audited the accompanying consolidated balance sheet of InkSure Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel
March 16, 2006

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                              DECEMBER 31,
                                                                 2005
                                                                ------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $  732
  Short-term deposit                                             4,357
  Trade receivables                                                359
  Other accounts receivable and prepaid expenses (Note 3)          131
  Inventories (Note 4)                                             595
                                                                ------

TOTAL current assets                                             6,174
                                                                ------


PROPERTY AND EQUIPMENT, NET (Note 5)                               337
                                                                ------

DEFERRED CHARGES                                                   661
                                                                ------

GOODWILL                                                           271
                                                                ------

TOTAL assets                                                    $7,443
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS


                                                                           DECEMBER 31,
                                                                              2005
                                                                            --------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                            $    494
  Employees and payroll accruals                                                 105
  Deferred income                                                                206
   Accrued expenses and other payables                                           213
                                                                            --------

TOTAL current liabilities                                                      1,018
                                                                            --------

ACCRUED SEVERANCE PAY (Note 6)                                                    17
                                                                            --------

Convertible notes, net                                                         5,681
Warrants to purchase Convertible notes                                           296
                                                                            --------

Total amount related to Convertible notes (Note 7)                             5,977
                                                                            --------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

STOCKHOLDERS' EQUITY:
  Stock capital (Note 9):
    Preferred stock of $ 0.01 par value -
      Authorized: 10,000,000 shares; Issued and outstanding: 0 shares
    Common stock of $ 0.01 par value -
      Authorized: 35,000,000; Issued and outstanding: 15,234,854                 152
  Additional paid-in capital                                                  12,148
  Accumulated other comprehensive income                                         118
  Accumulated deficit                                                        (11,987)
                                                                            --------

TOTAL stockholders' equity                                                       431
                                                                            --------

TOTAL liabilities and stockholders' equity                                  $  7,443
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                       2005                 2004
                                                                                    ------------        ------------
Revenues (Note 12)                                                                  $      1,626        $        955

Cost of revenues                                                                             784                 413
                                                                                    ------------        ------------

Gross profit                                                                                 842                 542
                                                                                    ------------        ------------

Operating expenses:

  Research and development, net                                                              875                 775
  Selling and marketing                                                                    1,549               1,239
  General and administrative                                                                 579                 590
   Amortization of deferred stock-based compensation (relating to General and
     Administrative expenses)                                                                 46                   -
                                                                                    ------------        ------------

TOTAL operating expenses                                                                   3,049               2,604
                                                                                    ------------        ------------

Operating loss                                                                            (2,207)             (2,062)

Financial income                                                                               5                   1
Non cash financial expenses related to convertible notes, net                                (11)                  -
                                                                                    ------------        ------------
Financial income (expenses), net (Note 11)                                                    (6)                  1

Net loss                                                                            $     (2,213)       $     (2,061)
                                                                                    ============        ============

Basic and diluted net loss per share                                                $      (0.15)       $      (0.15)
                                                                                    ============        ============

Weighted average number of shares of Common stock used in computing basic and
  diluted net loss per share                                                          15,071,152          13,956,864
                                                                                    ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                            ACCUMULATED
                                                                  ADDITIONAL    DEFERRED       OTHER                      TOTAL
                                                       SHARE       PAID-IN    STOCK-BASED  COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                                      CAPITAL      CAPITAL    COMPENSATION     INCOME       DEFICIT       EQUITY
                                                      --------     --------     --------      --------     --------      --------

Balance as of January 1, 2004                         $    119     $  9,683            -      $    118     $ (7,713)     $  2,207

  Issuance of Common stock and warrants, net                31        2,348            -             -            -         2,379
  Net loss                                                   -            -            -             -       (2,061)       (2,061)
                                                      --------     --------     --------      --------     --------      --------

Balance as of December 31, 2004                            150       12,031            -           118       (9,774)        2,525

Grant of warrant                                                         58          (58)                                       -
Amortization of deferred stock-based compensation                                     46                                       46
Conversion of 368,429 warrants into
  223,278 ordinary shares                                    2           71                          -            -            73
  Net loss                                                   -            -                          -       (2,213)       (2,323)
                                                      --------     --------     --------      --------     --------      --------

Balance as of December 31, 2005                       $    152     $ 12,160          (12)     $    118     $(11,987)     $  2,061
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                               YEAR ENDED DECEMBER 31,
                                                                                --------------------
                                                                                 2005         2004
                                                                                -------      -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(2,213)     $(2,061)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                  264          186
     Accrued severance pay, net                                                       4            4
     Decrease (increase) in trade receivables                                       (42)         182
     Decrease (increase) in other accounts receivable and prepaid expenses          (20)          26
     Increase in inventories                                                        (65)        (425)
     Increase in trade payables                                                     113           19
     Decrease in employees and payroll accruals                                      (3)         (33)
     Increase (decrease) in accrued expenses                                        305          (10)
     Other                                                                          (91)           -
                                                                                -------      -------

 Net cash used in operating activities                                           (1,748)      (2,112)
                                                                                -------      -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (188)         (72)
   Investment in short-term bank deposits                                        (4,357)           -
   Proceeds from short-term bank deposits                                             -           21
                                                                                -------      -------

 Net cash used in investing activities                                           (4,545)         (51)
                                                                                -------      -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Common stock and warrants, net                                         -        2,379
   Conversion of warrants to Common Stock                                            73            -
   Issuance of convertible notes, net of deferred charges                         4,741            -
   Issuance of warrants to purchase convertible notes                               563            -
                                                                                -------      -------

 Net cash provided by financing activities                                        5,377        2,379
                                                                                -------      -------

 Increase (decrease) in cash and cash equivalents                                  (916)         216
 Cash and cash equivalents at the beginning of the year                           1,648        1,432
                                                                                -------      -------

 Cash and cash equivalents at the end of the year                               $   732      $ 1,648
                                                                                =======      =======

Supplemental cash flow information:

Cash paid for interest                                                          $    60      $     -
                                                                                -------      -------

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

NOTE 1:- GENERAL

     InkSure Technologies Inc. and its subsidiaries (together, "the Company") was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, InkSure Technologies Inc. effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereafter renamed itself InkSure Technologies Inc.

     The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. During 2005, the Company generated most of its revenues from major customers (see also Note 11).

     The Company conducts its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) (as of December 31, 2005, IST Operating Inc. is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of December 31, 2005, InkSure RF Inc. is inactive).

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

     f.   Property and equipment, net:

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets as follows:

                                                            YEARS
                                              ----------------------------------

          Computers and peripheral equipment                3-5
          Office furniture and equipment                    5-17
                                                Over the shorter of the term of
          Leasehold improvements             the lease Or the life of the asset

     g.   Goodwill:

          Goodwill represents excess of the costs over the fair value of net assets of businesses acquired. Under Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") goodwill acquired in a business combination on or after July 1, 2001, is not amortized.

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

          As of December 31, 2005, no impairment losses have been identified.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     i.   Impairment of long-lived assets

          The Company's long-lived assets and certain identified intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005, no impairment losses have been identified.

     j.   Revenue recognition:

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

     k.   Warranty:

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

     l.   Research and development costs:

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

NOTE 2:- SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     m.   Basic and diluted net loss per share:

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

          All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, was 3,017,003 and 4,581,313 for the years ended December 31, 2005 and 2004, respectively.

     n.   Income taxes:

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

     o.   Concentrations of credit risk:

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

          The trade receivables of the Company are mainly derived from sales to customers located in the United States. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. As of December 31, 2005 the Company did not provide an allowance for doubtful accounts. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

          The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     p.   Fair value of financial instruments:

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

NOTE 2:- SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     q.   Accounting for stock-based compensation:

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

          The fair value for options granted in 2005 and 2004 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                   YEAR ENDED
                                                   DECEMBER 31
                                       -------------------------------------
                                             2005                 2004
                                       -----------------    ----------------

          Dividend yield                      0%                   0%
          Expected volatility                1.16                 1.04
          Risk-free interest                 4.01%                3.7%
          Expected life of up to            5 years             5 years

          Pro forma information under SFAS No. 123 is as follows:


                                                      YEAR ENDED DECEMBER 31,
                                                       --------------------
                                                         2005        2004
                                                       -------      -------

Net loss as reported                                   $(2,213)     $(2,061)
Total stock-based employee compensation determined
   under fair value based method for all awards           (302)        (229)
                                                       -------      -------

Pro forma net loss                                     $(2,515)     $(2,290)
                                                       =======      =======

Net loss per share:
   Basic and diluted as reported                       $ (0.15)     $ (0.15)
                                                       =======      =======

   Basic and diluted pro-forma                         $ (0.17)     $ (0.16)
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

NOTE 2:- SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     r.   Advertising expenses:

          Advertising expenses are charged to the statements of operations as incurred. Immaterial advertising expenses were incurred in 2005 and 2004.

     S.   Recent accounting pronouncements:

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In the first quarter of 2006, the company began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning in the first quarter of fiscal 2006.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20. "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 will have any material impact on its consolidated financial statements.

          In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1 and 124-1"), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

     T.   Reclassification

          Certain figures from prior years have been reclassified in order to conform to the 2005 presentation.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 3:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES


                                      DECEMBER 31,
                                          2005
                                      ------------

Government authorities                    $ 93
Prepaid expenses                            21
Other                                       17
                                          ----

                                          $131
                                          ====

NOTE 4:- INVENTORIES

                                       DECEMBER 31,
                                          2005
                                      ------------

Raw materials, parts and supplies         $202
Work in progress                            88
Finished products                          304
                                          ----

                                          $594
                                          ====


NOTE 5:- PROPERTY AND EQUIPMENT, NET

                                       DECEMBER 31,
                                          2005
                                      ------------
Cost:
   Computers and peripheral equipment     $559
   Office furniture and equipment          116
   Leasehold improvements                  118
                                          ----

                                           793
                                          ----
Accumulated depreciation:
   Computers and peripheral equipment      310
   Office furniture and equipment           30
   Leasehold improvements                  116
                                          ----

                                           456
                                          ----

Depreciated cost                          $337
                                          ====

          Depreciation expenses for the years ended December 31, 2005 and 2004, amounted to $ 115 and $ 111, respectively.

NOTE 6:- ACCRUED SEVERANCE PAY

          Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. The Company's severance pay obligation to its employees, which is calculated on the basis of the salary of the employee for the last month of the reported period multiplied by the years of such employee's employment, is reflected by the accrual presented in the balance sheet.

          Severance pay expenses amounted to $4 and $4 for the years ended December 31, 2005 and 2004, respectively.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 7:- CONVERTIBLE NOTE

     ISSUANCE OF CONVERTIBLE NOTES

     On September 30, 2005, the Company completed a private placement of convertible notes ("Convertible notes"), in the aggregate principal amount of $6,000 pursuant to the Securities Purchase Agreement as of such date between the Company and certain investors ("the Investors").

     The Convertible notes are unsecured and will become due on September 30, 2010, as may be extended at the option of the Investors in certain circumstances. Prior to maturity, the Convertible notes will be interest-only, with interest payments due quarterly at the rate of 4% per year.

     The Convertible notes are convertible initially into 2,000,000 shares of the Company's common stock at an initial conversion price per share of $3.00, subject to full ratchet anti-dilution protection with respect to any future stock issuances below such conversion price. Through July 24, 2007, the Investors will have the right to participate up to one-third with any subsequent equity or equity-linked capital raising by the Company.

     In accordance with the issuing of the notes, the Company accrued issuance charges in the amount of $696, which is amortized over a five year period.

     The Company shall have the right to require that all of the outstanding Convertible notes be redeemed at a price equal to 125% of the sum of (i) the remaining principal, (ii) accrued and unpaid interest with respect to such principal and (iii) accrued and unpaid late charges with respect to such principal and interest, if a merger or acquisition, pursuant to which holders of common stock are to receive consideration consisting solely of cash, is consummated at any time while the Convertible notes remain outstanding and certain other conditions are met. Furthermore, anti-dilution protection and participation right will terminate if the Company is acquired by a publicly traded corporation having an equity market capitalization exceeding $150,000 and certain other conditions are met.

     The Company may require the Investors to convert all or any portion of the convertible notes into shares of common stock if the volume weighted average price of the common stock exceeds (i) $6.50 for any 20 trading days in any 30 consecutive trading day period after September 30, 2006 or (ii) $5.50 for any 20 trading days in any 30 consecutive trading day period after September 30, 2007 and certain other conditions are met.

     The agreements also include certain covenants, including covenants prohibiting the Company, subject to certain exceptions, from incurring debt, unless such debt does not, as of the date on which it is incurred, exceed three times LTM EBITDA. The convertible notes also include covenants against paying dividends, making redemptions and incurring liens, subject to certain exceptions.

     The Company determined that the Convertible notes contained embedded derivatives. Derivatives instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, liability or equity, depending on their characteristics. The Company determined each derivative component should be recorded as a liability. The Company valued the derivative components using Black Scholes model. The value of the derivatives as of December 31, 2005 is $966. The derivatives will be revalued at each reporting period.

     ISSUANCE OF WARRANTS TO PURCHASE CONVERTIBLE NOTES

     The Investors were granted the option to invest an additional $1,250 through the purchase of additional convertible notes at a conversion price of $3.60 per share.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 7:- CONVERTIBLE NOTE (CONT.)

     ISSUANCE OF WARRANTS TO PURCHASE CONVERTIBLE NOTES (CONT.)

     The Company assessed the characteristics of the warrants to purchase Convertible notes and determined that they should be recorded as a liability and valued by using Black Scholes model. The value of the warrants as of December 31, 2005 is $296. The warrants will be revalued at each reporting period.

     As a result of recording the warrants and the derivative instruments at fair value at the date of issuance, the Company recorded a discount in the amount of $1,352, which will be amortized over 5 years period.


NOTE 8:- COMMITMENTS AND CONTINGENT LIABILITIES

     a.   Lease commitments:

          The Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2007. The annual minimum future rental payments under non-cancelable operating leases as of December 31, 2005, are as follows:

          YEAR ENDED DECEMBER 31,
          -----------------------

          2006                      $  111
          2007                          49
                                    ------

                                    $  160
                                    ======


          Total rent expenses for the years ended December 31, 2005 and 2004, were approximately $ 74 and $ 126, respectively.

          Motor vehicle lease expenses for the years ended December 31, 2005 and 2004 were approximately $ 47 and $ 71, respectively.

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

NOTE 8:- COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

     c.   Other contingencies:

          On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel-Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's, former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes inter alia: (a) a breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd; (c) breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secrets and damages to the plaintiff's property. Secu-Systems seeks, among other things, an injunction and a 50% share of profits from the printing method at issue. On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of a trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activity involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (approximately $28,000) , plus interest and VAT, which the defendants intend to split equally.

          We do not use any of the information that was alleged to be confidential in our current products. Accordingly, we do not believe that the court decision will have any significant impact on our business going forward.

     d.   European commission grants:

          The Company has received non-royalty-bearing grants amounted to $96, during the year ended December 31, 2005, from the European commission. During 2005 the Company recognized income of $6. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a reduction in research and development expenses.

NOTE 9:- STOCK CAPITAL

     a.   Stockholders' rights:

          Shares of Common stock confer upon the holders right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

     b.   Private placements:

          In March 2004, the Company entered into an investment agreement with certain investors. In April 2004, under the agreement, the Company issued in a private placement 1,904,412 units with each unit consisting of a share of Common stock and a five-year warrant to purchase a share of Common stock at an exercise price of $ 1 per share. The price per unit was $ 0.68 with net proceeds to the Company of $ 1,267 (net of issuance expenses).

          In July 2004, the Company entered into an additional investment agreement with certain investors. According to the agreement, the Company issued in a private placement an aggregate of 1,125,000 of shares of Common stock, at a price per share equal to $ 1 with gross proceeds to the Company of $ 1,112 (net of issuance expenses).

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 9:- STOCK CAPITAL (CONT.)

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

          As of December 31, 2005, an aggregate of 1,048,506 options are still available for future grant under the Company's stock option plans.

          The following is a summary of the Company's stock options granted among the various plans:

                                                     YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------
                                                   2005                     2004
                                        ---------------------     ---------------------
                                                      WEIGHTED                   WEIGHTED
                                                       AVERAGE                   AVERAGE
                                          AMOUNT      EXERCISE      AMOUNT       EXERCISE
                                        OF OPTIONS      PRICE     OF OPTIONS      PRICE
                                        ----------      -----     ----------      -----
Outstanding at beginning of year *)      2,055,294      $1.00      1,326,994      $0.95

   Granted                                 400,000      $1.32        809,500      $1.10
   Forfeited                                (3,800)     $1.20        (81,200)     $1.13
                                        ----------                ----------


Outstanding at end of year               2,451,494      $0.98      2,055,294      $1.00
                                        ==========      =====     ==========      =====

Exercisable at end of year               1,706,962      $0.92        994,322      $0.90
                                        ==========      =====     ==========      =====

          *) Include 300,480 options, which the Company has finalized their validity, to purchase 300,480 shares of InkSure Delaware common stock. Those options were issued in 2001, at an exercise price of $0.50 per share and the Company has agreed to convert the options into options to purchase shares of the Company's common stock.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 9:- STOCK CAPITAL (CONT.)

     c.   Stock options (Cont.):

          The options outstanding as of December 31, 2005, have been separated into ranges of exercise price as follows:

                                                                                             WEIGHTED
                            OPTIONS          WEIGHTED                        OPTIONS         AVERAGE
                          OUTSTANDING        AVERAGE       WEIGHTED        EXERCISABLE       EXERCISE
    RANGE OF                 AS OF          REMAINING       AVERAGE           AS OF          PRICE OF
    EXERCISE              DECEMBER 31,      CONTRACTUAL    EXERCISE        DECEMBER 31,       OPTIONS
      PRICE                   2005          LIFE (YEARS)     PRICE            2005         EXERCISABLE
      -----                   ----          ------------     -----            ----         -----------
$   0.8 - 1.2               1,668,494          3.36          $0.80          1,382,627          $0.80
$   1.25 - 1.61               783,000          3.19          $1.37            324,335          $1.44
                            ---------          ----          -----          ---------

                            2,451,494          3.30          $0.98          1,706,962          $0.92
                            =========          ====          =====          =========          =====

          The company recognized compensation expenses of $46 and $0 for the year ended December 31, 2005 and 2004.

     d.   Stock warrants:

          The Company has issued warrants, as follows:

                      OUTSTANDING                       EXERCISABLE
                         AS OF                             AS OF
                      DECEMBER 31,                      DECEMBER 31,
ISSUANCE DATE             2005        EXERCISE PRICE        2005          EXERCISABLE THROUGH
-------------        -------------    --------------    -------------      -------------------
July 2002 (1)            1,326,092       $   2.17           1,326,092       July 2007
September 2002 (1)         108,695       $   2.17             108,695       September 2007
September 2002 (2)         277,772       $   1.61             277,772       September 2007
April 2004 (3)           1,830,883       $   1.00           1,830,883       April 2009
March 2005(4)               50,000       $   1.40              50,000       March 2010
                     -------------                      -------------

                         3,593,442                          3,593,442
                     =============                     ==============

          (1)  Issued to investors in the 2002 private placement.

          (2)  Issued to underwriters of the 2002 private placement.

          (3)  Issued to investors in the 2004 private placement.

          (4)  Issued to a consultant of the company.

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

     b.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                        -------        -------
                                                          2005           2004
                                                        -------        -------

Net operating loss carryforward                         $ 2,706        $ 1,994
Other deductions for tax purposes                           249          1,084
                                                        -------        -------

Net deferred tax asset before valuation allowance         2,955          3,078
Valuation allowance                                      (2,955)        (3,078)
                                                        -------        -------

Net deferred tax asset                                  $     -        $     -
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

          Net loss consists of the following:


               YEAR ENDED DECEMBER 31,
               -------        -------
                2005            2004
               -------        -------

Domestic       $(1,005)       $(1,043)
Foreign         (1,208)        (1,018)
               -------        -------

               $(2,213)       $(2,061)
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

NOTE 10:- TAXES ON INCOME (CONT.)

     d.   Tax loss carryforwards:

          Net operating loss carryforwards as of December 31, 2005 are as follows:

          Israel                    $3,710
          United States *)           5,018
                                    ------

                                    $8,728
                                    ======

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

     f.   Reduction in corporate tax rate:

          On July 25, 2005 an amendment to the Israeli tax law was approved by the Israeli parliament, which reduces the tax rates imposed on Israeli companies to 31% for 2006. This amendment states that the corporate tax rate will be further reduced in subsequent tax years as follows: in 2007 29%, in 2008 27%, in 2009 26% and thereafter 25%. This change does not have a material effect on the Company's financial statements.

NOTE 11:- FINANCIAL INCOME (EXPENSES), NET


                                                        YEAR ENDED DECEMBER 31,
                                                          ----------------
                                                          2005        2004
                                                          ----        ----

Interest, bank charges and fees, net                      $ (7)       $  5
Foreign currency translation differences                    12          (4)

Non cash expenses related to convertible notes, net        (11)          -
                                                          ----        ----

                                                          $ (6)       $  1
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

NOTE 12:- MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company manages its business on a basis of one reported operating segment: Security Solutions (see Note 1 for a brief description of the Company's business). Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131").

          The following data presents total revenue for the years ended December 31, 2005 and 2004, based on the customer's location and long-lived assets as of December 31, 2005 and 2004:

                           2005                      2004
                    -------------------       -------------------
                    TOTAL      LONG-LIVED     TOTAL      LONG-LIVED
                   REVENUES      ASSETS      REVENUES      ASSETS
                    ------       ------       ------       ------
United States       $1,215       $  301       $  619       $  312
Export:
   Israel                -          307            -          259
   Turkey              407            -          237            -
   Other                 4            -           99            -
                    ------       ------       ------       ------

                    $1,626       $  608       $  955       $  571
                    ======       ======       ======       ======

          Major customer data as a percentage of total revenues, is as follows:

                       YEAR ENDED DECEMBER 31,
                           --------------
                           2005      2004
                           ----      ----
          Customer A       31%       63%
          Customer B        *        25%
          Customer C       31%        *
          Customer D       17%        *

          *    Represent a percentage lower than 10%