Form 10QSB
period 2006-03-31
INKSURE TECHNOLOGIES INC.
filed 2006-05-11
CIK 1062128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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

                 1770 N.W. 64TH STREET FORT LAUDERDALE, FL 33309
          (Address of Principal Executive Offices, Including Zip Code)


                                 (954) 772-8507
                (Issuer's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes [X]     No [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [_]     No [X]

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of May 11, 2006, was 15,252,051 shares.

Transitional Small Business Disclosure Format.

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.
                              INDEX TO FORM 10-QSB

                                                                           PAGE

PART I.      FINANCIAL INFORMATION                                          1

Item 1.      Financial Statements                                           1

             Consolidated Balance Sheet as of March 31, 2006 (unaudited)    1

             Statements of Operations (unaudited) for the
             Three Months Ended March 31, 2006 and 2005                     3

             Consolidated Statements of Stockholders' Equity as of
             March 31, 2006 (unaudited after December 31, 2005)             4

             Consolidated Statements of Cash Flows (unaudited) for the
             Three Months Ended March 31, 2006 and 2005                     5

             Notes to Consolidated Financial Statements                     6

Item 2.      Management's Discussion and Analysis or Plan of Operation      8

Item 3.      Controls and Procedures                                       12

PART II.     OTHER INFORMATION                                             12

Item 1.      Legal Proceedings                                             12

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds   12

Item 3.      Defaults Upon Senior Securities                               12

Item 4.      Submission of Matters to a Vote of Security Holders           12

Item 5.      Other Information                                             12

Item 6.      Exhibits                                                      12

SIGNATURES                                                                 13

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

Part I.  Financial Information

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                    MARCH 31,
                                                      2006
                                                     ------
                                                    UNAUDITED
                                                     ------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  416
  Short-term deposit                                  3,905
  Trade receivables                                     420
  Other accounts receivable and prepaid expenses        182
  Inventories                                           665
                                                     ------

TOTAL current assets                                  5,588


PROPERTY AND EQUIPMENT, NET                             363

DEFERRED CHARGES                                        636

GOODWILL                                                271
                                                     ------

TOTAL assets                                         $6,858
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

                                                                  MARCH 31,
                                                                    2006
                                                                  --------
                                                                  UNAUDITED
                                                                  --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                 $    395
   Employees and payroll accruals                                      115
   Deferred income                                                     206
    Accrued expenses and other payables                                191
                                                                  --------

 TOTAL current liabilities                                             907

 ACCRUED SEVERANCE PAY                                                  18

 Convertible notes, net                                              5,291
 Warrants to purchase Convertible notes                                484
                                                                  --------

Total amount related to Convertible notes                            5,775


 STOCKHOLDERS' EQUITY:
   Stock capital :
     Preferred stock of $ 0.01 par value -
       Authorized: 10,000,000 shares; Issued and outstanding:
       0 shares as of 03/31/2006
     Common stock of $ 0.01 par value -
       Authorized: 35,000,000; Issued and outstanding:
       15,234,854 as of 03/31/2006                                     152
   Additional paid-in capital                                       12,480
   Accumulated other comprehensive income                              118
   Accumulated deficit                                             (12,592)
                                                                  --------

 TOTAL stockholders' equity                                            158
                                                                  --------

 TOTAL liabilities and stockholders' equity                       $  6,858
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


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ------------------------------
                                                                   2006              2005
                                                                ------------      ------------
                                                                          UNAUDITED
                                                                ------------------------------
Revenues                                                        $        538      $        494
Cost of revenues                                                         197               302
                                                                ------------      ------------

Gross profit                                                             341               192
                                                                ------------      ------------

Operating expenses:
  Research and development                                               231               182
  Selling and marketing                                                  516               350
  General and administrative                                             371               125
                                                                ------------      ------------

TOTAL operating expenses                                               1,118               657
                                                                ------------      ------------

Operating loss                                                          (777)             (465)
                                                                ------------      ------------

Financial income                                                           6                11
Non cash financial income related to convertible notes, net              166                 -
                                                                ------------      ------------
Financial income (expenses), net                                         172                11

Net loss                                                        $       (605)     $       (454)
                                                                ============      ============

Basic and diluted net loss per share                            $      (0.04)     $      (0.03)
                                                                ============      ============

Weighted average number of Common Stock used in computing
  basic and diluted net loss per share                            15,071,152        15,011,579
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


                                                                                       ACCUMULATED
                                                            ADDITIONAL      DEFERRED      OTHER                        TOTAL
                                                  SHARE       PAID-IN     STOCK-BASED  COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                                                 CAPITAL      CAPITAL     COMPENSATION    INCOME        DEFICIT        EQUITY
                                                 --------     --------     --------      --------       --------      --------
Balance as of January 1, 2004                    $    119     $  9,683            -      $    118       $ (7,713)     $  2,207

  Issuance of Common stock and warrants, net           31        2,348            -             -              -         2,379
  Net loss                                              -            -            -             -         (2,061)       (2,061)
                                                 --------     --------     --------      --------       --------      --------

Balance as of December 31, 2004                       150       12,031            -           118         (9,774)        2,525

Grant of warrant                                                    58          (58)                                         -
Amortization of deferred stock-based
 compensation                                                                    46                                         46
Conversion of 368,429 warrants into 223,278
 ordinary shares                                        2           71                          -              -            73
  Net loss                                              -            -                          -         (2,213)       (2,213)
                                                 --------     --------     --------      --------       --------      --------

Balance as of December 31, 2005                       152       12,160          (12)          118        (11,987)          431

Stock based compensation                                -          320            -             -              -           320


Amortization of deferred stock-based
 compensation                                           -            -           12             -              -            12

  Net loss                                              -            -            -             -           (605)         (605)
                                                 --------     --------     --------      --------       --------      --------
Balance as of March 31, 2006                     $    152     $ 12,480            -      $    118       $(12,592)     $    158
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  --------------------
                                                                                   2006         2005
                                                                                  -------      -------
                                                                                       UNAUDITED
                                                                                  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $  (605)     $  (454)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     354           25
    Accrued severance pay, net                                                          1            -
    Decrease (increase) in trade receivables                                          (60)          45
    Non cash financial expenses related to convertible notes, net                     202            -
    Increase in other accounts receivable and prepaid expenses                        (27)         (49)
    Decrease (increase) in inventories                                                (70)          84
    Increase (decrease) in trade payables                                             (99)          23
    Increase (decrease) in employees and payroll accruals                              10           (1)
    Increase (decrease) in other payables                                             (22)          24
                                                                                  -------      -------

Net cash used in operating activities                                                (316)        (303)
                                                                                  -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                                  (48)          (4)
  Proceeds from short-term bank deposits                                              452
                                                                                  -------      -------

Net cash provided by (used in) investing activities                                   404           (4)
                                                                                  -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Receipts on account of stock                                                          -            -
                                                                                  -------      -------

Net cash provided by (used in) financing activities                                     -            -
                                                                                  -------      -------

Decrease in cash and cash equivalents                                                (316)        (307)
Cash and cash equivalents at the beginning of the period                              732        1,648
                                                                                  -------      -------

Cash and cash equivalents at the end of the period                                $   416      $ 1,341
                                                                                  =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

NOTE 1:-  BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

NOTE 2:-  STOCK-BASED COMPENSATION

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended March 31, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows. Inksure adopted the provisions of SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation".

     PRIOR TO THE ADOPTION OF SFAS NO. 123(R)

     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

     The pro-forma information for the three months ended March 31, 2005 was as follows:

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                  --------
                                                                    2005
                                                                  --------
                                                                  UNAUDITED
                                                                  --------


Net loss, as reported                                             $   (454)
Deduct: Total stock-based compensation expense determined under
  fair value method for all awards                                     (76)
                                                                  --------

Pro forma net loss                                                $   (530)
                                                                  ========

Basic and diluted net loss per share, as reported                 $  (0.03)
                                                                  ========

Basic and diluted net loss per share, pro forma                   $  (0.04)
                                                                  ========

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the first quarter of 2006 consisted of revenues from
(i) our sales agreements for brand protection with two North American customers; and (ii) ink and readers sales related to projects in Turkey (iii) initial sales to new customers.. In the first quarter of 2006 approximately 86% of our revenues were earned from customers located in the United States

     COSTS AND OPERATING EXPENSES

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2006. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

     CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the Consolidated Financial Statements as of December 31, 2005.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2005

     REVENUES. Revenues consist of gross sales of our products. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. In the three months ended March 31, 2006, we had revenue of $538,000, compared to $494,000 in the three months ended March 31, 2005, primarily due to the increase of demand from our customers located in the United States. Revenues increased by $44,000, or 8.9%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues decreased by $105,000, or 34.8%, to $197,000 in the three months ended March 31, 2006 from $302,000 in the three months ended March 31, 2005. The decrease in cost of revenues is mainly due to the decrease of cost as a percentage of revenues. Cost of revenues as a percentage of sales was 36.6% in the three months ended March 31, 2006, compared with 61% in the three months ended March 31, 2005. This decrease is due to the fact that we sold more ink and less readers during the last quarter, and such ink have a lower cost of sales compared to the cost of sales of our readers.

     Cost of revenue included a non cash expenses of $1,000 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $49,000, or 26.9%, to $231,000 in the three months ended March 31, 2006 from $182,000 in the three months ended March 31, 2005. This increase in research and development expenses is primarily related to a non cash expenses of $33,000 as a result of the implementation of SFAS No. 123(R) and higher research and development expenses related to our RFID project.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $166,000, or 47.4%, to $516,000 in the three months ended March 31, 2006 from $350,000 in the three months ended March 31, 2005. This increase in selling and marketing expenses was primarily due to a non cash expenses of $79,000 as a result of the implementation of SFAS No. 123(R) and higher sales and marketing expenses related to the expansion of our marketing team in the US.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $246,000, or 196.8% to $371,000 in the three months ended March 31, 2006 from $125,000 in the three months ended March 31, 2005. The increase was primarily related to a non cash expenses of $207,000 as a result of the implementation of SFAS No.123(R) and higher legal expenses.

     FINANCIAL INCOME, NET. Financial income, net increased by $161,000, or 1463.6% to $172,000 in the three months ended March 31, 2006 from $11,000 in the three months ended March 31, 2005. This increase is mainly due to non cash financial income related to the convertible note of $166,000.and to changes in the exchange rate between the United States Dollar and the Israeli New Shekel.

     NET LOSS. We had a net loss of $605,000 in the three months ended March 31, 2006, compared with a net loss of $454,000 in the three months ended March 31, 2005. The increase in net loss in the three months ended March 31, 2006 in comparison with the three months ended March 31, 2005 is attributable mainly to the a non cash expenses of $320,000 as a result of the implementation of SFAS No. 123(R) . Without it, our net loss would have been decreased by $169,000 mainly because of higher financial income.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $12,592,000 at March 31, 2006, and had a working capital (current assets less current liabilities) of approximately $4,681,000 at March 31, 2006.

     Capital expenditures were approximately $48,000 in the three months ended March 31, 2006 and $4,000 in the three months ended March 31, 2005. We do not have any material commitments for capital expenditures for the year ending December 31, 2006.

     At March 31, 2006, we had cash, cash equivalents and short-term deposits of approximately $4,321,000, compared to $1,341,000 in March 2005. The difference from March 31, 2006 to March 31, 2005 is due to the issuance of convertible note with net proceeds of $5,304,000 as such amount is offset by our continuing investments in research and development and selling and marketing expenses

     We generated negative cash flow from operating activities of approximately $316,000 in the three months ended March 31, 2006 compared to $303,000 in the three months ended March 31, 2005. This increase is attributable mainly to the increase in operating expenses described above.

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

     Our research and development expenses were approximately $231,000 in the three months ended March 31, 2006, compared to $182,000 in the three months ended March 31, 2005. To date, all research and development expenses have been charged to operating expense as incurred.

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

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at March 31, 2006 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $140,000 until 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     We are not currently subject to any material legal proceedings. However, we may from time to time become a party to legal proceedings arising in the ordinary course of our business.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS.

(a)  Exhibits.

     The following exhibits are being filed with this Report:

Exhibit
Number         Description
------         -----------

31.1* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1* Certification of Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Filed herewith

(b)  Reports on Form 8-K.

     During the three months ended March 31, 2006, we filed no current reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INKSURE TECHNOLOGIES INC.

Dated: As of May 11, 2006           By: /S/ Elie Housman
                                    --------------------
                                    Elie Housman
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated: As of May 11, 2006           By: /S/ Eyal Bigon
                                    ------------------
                                    Eyal Bigon
                                    Chief Financial Officer,
                                    Secretary, and Treasurer
                                    (Principal Financial and Accounting Officer)