Form 10QSB
period 2006-06-30
INKSURE TECHNOLOGIES INC.
filed 2006-08-03
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 123 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                               Yes [X]     No [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [X]     No [_]

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of August 3, 2006, was 15,589,296 shares.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I       FINANCIAL INFORMATION                                            1

Item 1       Financial Statements                                             1

             Condensed Consolidated Balance Sheet as of
             June 30, 2006 (unaudited)                                        2

             Condensed Consolidated Statements of Operations (unaudited)
             for the Six and Three Months Ended June 30, 2006 and 2005        3

             Statements of Stockholders' Equity as of
             June 30, 2006 (unaudited after December 31, 2005)                4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the Six and Three Months Ended June 30, 2006 and 2005        5

             Notes to Consolidated Financial Statements                       6

Item 2       Management's Discussion and Analysis or Plan of Operation        8

Item 3       Controls and Procedures                                         14

PART II      OTHER INFORMATION                                               14

Item 1       Legal Proceedings                                               14

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3       Defaults Upon Senior Securities                                 15

Item 4       Submission of Matters to a Vote of Security Holders             15

Item 5       Other Information                                               16

Item 6       Exhibits                                                        16

SIGNATURES                                                                   17

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                    JUNE 30,
                                                      2006
                                                     ------
                                                    UNAUDITED
                                                     ------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  862
  Short-term deposit                                  3,079
  Trade receivables                                     316
  Other accounts receivable and prepaid expenses        166
  Inventories                                           634
                                                     ------

Total current assets                                  5,057
                                                     ------

PROPERTY AND EQUIPMENT, NET                             356
                                                     ------

DEFERRED CHARGES                                        600
                                                     ------

GOODWILL                                                271
                                                     ------

Total assets                                         $6,284
                                                     ======

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    JUNE 30,
                                                                                                     2006
                                                                                                    -------
                                                                                                   UNAUDITED
                                                                                                    -------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                                       363
   Employees and payroll accruals                                                                       111
   Deferred income                                                                                      206
   Accrued expenses                                                                                     198
                                                                                                    -------

 Total current liabilities                                                                              878
                                                                                                    -------

ACCRUED SEVERANCE PAY                                                                                    18
                                                                                                    -------

 Convertible notes, net                                                                               5,820
 Warrants to purchase Convertible notes                                                                 108
                                                                                                    -------

Total amount related to Convertible notes                                                             5,928


 STOCKHOLDERS' EQUITY:
   Share capital:
     Preferred stock of $ 0.01 par value:
       Authorized: 10,000,000 stocks at June 30, 2006; Issued and outstanding: 0 stocks at June
       30, 2006
     Common Stock of $ 0.01 par value -
       Authorized: 35,000,000 stocks at June 30, 2006; Issued and outstanding: 15,589,296
       stocks at June 30, 2006                                                                          156
   Additional paid-in capital                                                                        12,803
   Accumulated other comprehensive income                                                               118
   Accumulated deficit                                                                              (13,617)
                                                                                                    -------

 Total stockholders' equity                                                                            (540)
                                                                                                    -------

 Total liabilities and stockholders' equity                                                           6,284
                                                                                                    =======

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                    ------------------------------      ------------------------------
                                                        2006              2005              2006               2005
                                                    ------------      ------------      ------------      ------------
                                                              UNAUDITED                          UNAUDITED
                                                    ------------------------------      ------------------------------
Revenues                                            $        977      $        781      $        439      $        287
Cost of revenues                                             421               489               224               187
                                                    ------------      ------------      ------------      ------------

Gross profit                                                 556               292               215               100
                                                    ------------      ------------      ------------      ------------

Operating expenses:
  Research and development                                   553               370               322               188
  Selling and marketing                                      933               700               417               350
  General and administrative                                 639               284               268               159
                                                    ------------      ------------      ------------      ------------

TOTAL operating expenses                                   2,125             1,354             1,007               697
                                                    ------------      ------------      ------------      ------------

Operating loss                                            (1,569)           (1,062)             (792)             (597)
                                                    ------------      ------------      ------------      ------------

Financial income (expenses)                                  (38)               17               (44)                6
Non cash financial expenses related to
convertible notes, net                                       (23)                -              (189)                -
                                                    ------------      ------------      ------------      ------------
Financial income (expenses), net                             (61)               17              (233)                6

Net loss                                            $     (1,630)     $     (1,045)     $     (1,025)     $       (591)
                                                    ============      ============      ============      ============

Basic and diluted net loss per share                $      (0.11)     $      (0.07)     $      (0.07)     $      (0.04)
                                                    ============      ============      ============      ============

Weighted average number of Common Stock used in
  computing basic
  and diluted net loss per share                      15,308,704        15,011,579        15,381,742        15,011,579
                                                    ============      ============      ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            U.S. DOLLARS IN THOUSANDS

                                                                                           ACCUMULATED
                                                                  ADDITIONAL   DEFERRED      OTHER                      TOTAL
                                                        SHARE      PAID-IN   STOCK-BASED  COMPREHENSIVE ACCUMULATED   STOCKHOLDERS'
                                                       CAPITAL     CAPITAL   COMPENSATION    INCOME       DEFICIT       EQUITY
                                                       --------    --------    --------     --------      --------     --------
Balance as of January 1, 2004                          $    119    $  9,683           -     $    118      $ (7,713)    $  2,207

  Issuance of Common stock and warrants, net                 31       2,348           -            -             -        2,379
  Net loss                                                    -           -           -            -        (2,061)      (2,061)
                                                       --------    --------    --------     --------      --------     --------

Balance as of December 31, 2004                             150      12,031           -          118        (9,774)       2,525

Grant of warrant                                                         58         (58)                                      -
Amortization of deferred stock-based compensation                                    46                                      46
Conversion of 368,429 warrants into 223,278
 ordinary shares                                              2          71                        -             -           73
  Net loss                                                    -           -                        -        (2,213)      (2,213)
                                                       --------    --------    --------     --------      --------     --------

Balance as of December 31, 2005                             152      12,160         (12)         118       (11,987)         431

Stock based compensation                                      -         457           -            -             -          457

Amortization of deferred stock-based compensation             -           -          12            -             -           12
Conversion of 380,723 warrants/options into 354,442
 ordinary shares                                              4         186           -            -                        190
Net loss                                                      -           -           -            -        (1,630)      (1,630)
                                                       --------    --------    --------     --------      --------     --------
Balance as of June 30, 2006                            $    156    $ 12,803           -     $    118      $(13,617)    $   (540)
                                                       ========    ========    ========     ========      ========     ========

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            U.S. DOLLARS IN THOUSANDS

                                                           SIX MONTHS ENDED            THREE MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                        ---------------------       ---------------------
                                                          2006          2005          2006          2005
                                                        -------       -------       -------       -------
                                                              UNAUDITED                   UNAUDITED
                                                        ---------------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(1,630)      $(1,045)      $(1,025)      $  (591)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                               513            47           159            22
Accrued severance pay, net                                   (1)            -            (2)            -
Decrease (increase) in trade receivables                     44            35           104           (10)
Non cash financial (income) expenses related to
  convertible notes, net                                    (49)            -           153             -
Increase in other accounts receivable and prepaid
  expenses                                                   26           (15)           53            34
Decrease (increase) in inventories                          (39)           39            31           (45)
Increase (decrease) in trade payables                      (131)         (109)          (32)         (132)
Increase (decrease) in employees and payroll
  accruals                                                    7            (8)           (3)           (7)
Increase (decrease) in other payables                       (15)          277             7           253
                                                        -------       -------       -------       -------
Net cash used in operating activities                    (1,275)         (779)         (555)         (476)
                                                        -------       -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                          (63)          (11)          (15)           (7)
Proceeds from short-term bank deposits                    1,278             -           826             -
                                                        -------       -------       -------       -------
Net cash provided by (used in) investing
  activities                                              1,215           (11)          811            (7)
                                                        -------       -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of options                                         190             -           190             -
Issuance of common stock, net                                 -            18             -            18
                                                        -------       -------       -------       -------

Net cash provided by (used in) financing
  activities                                                190            18           190            18
                                                        -------       -------       -------       -------
Increase (decrease) in cash and cash
  equivalents                                               130          (772)          446          (465)
Cash and cash equivalents at the beginning
  of the period                                             732         1,648           416         1,341
                                                        -------       -------       -------       -------
Cash and cash equivalents at the end
of the period                                           $   862       $   876       $   862       $   876
                                                        =======       =======       =======       =======

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2005 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006 (the "2005 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2006.

NOTE 2: - STOCK-BASED COMPENSATION

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended March 30, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows.

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

     The pro-forma information for the six months and three months periods ended June 30, 2005 was as follows:

                                                   SIX MONTHS    THREE MONTHS
                                                      ENDED         ENDED
                                                     JUNE 30,      JUNE 30,
                                                     -------       -------
                                                       2005          2005
                                                     -------       -------
                                                    UNAUDITED     UNAUDITED
                                                     -------       -------

Net loss, as reported                                $(1,045)      $  (591)
Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards                                 (160)          (84)
                                                     -------       -------

Pro forma net loss                                   $(1,205)      $  (675)
                                                     =======       =======

Basic and diluted net loss per share, as
 reported                                            $ (0.07)      $ (0.04)
                                                     =======       =======

Basic and diluted net loss per share, pro forma      $ (0.08)      $ (0.04)
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

     POLITICAL FACTORS: Our operations and earnings have been, and may in the future be, affected from time to time in varying degrees by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production; imports and exports; war or other international conflicts; civil unrest and local security concerns that threaten the safe operation of our facilities, particularly those that are located in Israel; price controls; expropriation of property; and the cancellation of contract rights. Both the likelihood of such occurrences and their overall effect upon us vary greatly from country to country and are not predictable.

     PROJECT FACTORS: In addition to the factors cited above, the advancement, cost and results of particular projects depend on the outcome of negotiations with potential partners, governments, suppliers, customers or other third parties; changes in operating conditions or costs; and the occurrence of unforeseen technical difficulties.

     REVENUES

     We are currently concentrating on entering into and implementing large-scale projects. These potential contracts are subject into to a long sales cycle and the timetable is lengthy for entering into and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the second quarter of 2006 consisted of revenues from (i) our sales agreements for brand protection with two North American customers; and (ii) ink sales related to projects in Turkey
(iii) initial sales to new customers. In the second quarter of 2006 approximately 72% of our revenues were earned from customers located in the United States.

     COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses and depreciation.

     Our cost of revenues consists primarily of materials, including taggants and electronic and optical parts, payments to sub-contractors and compensation costs for our operations staff.

     Our research and development expenses consist primarily of costs associated with the development of new generic products and the development of new products related to customer projects. These expenses may fluctuate as a percentage of revenue depending on the projects undertaken during the reporting period. Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred.

     Our selling and marketing expenses consist primarily of costs associated with our direct sales force that have been incurred to attract potential business customers, professional advisors and commissions. We anticipate that, as we add new customers, we will be able to spread these costs over a larger revenue base and, accordingly, improve our operating margins.

     Our general and administrative expenses consist primarily of costs related to compensation and employees benefits of our management (including the costs of directors' and officers' insurance), legal and accounting fees, as well as the expenses associated with being a publicly traded company.

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2006. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended June 30, 2006, we had revenue of $439,000, compared to $287,000 in the three months ended June 30, 2005. Revenues increased by $152,000, or 53.0%, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase is mainly related to higher sales in regard to brand protection project with one of our North American customers and higher sales to one project in Turkey.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $37,000, or 19.8%, to $224,000 in the three months ended June 30, 2006 from $187,000 in the three months ended June 30, 2005. Cost of revenues as a percentage of sales was 51.0% in the three months ended June 30, 2006, compared with 65.1% in the three months ended June 30, 2005. The decrease in cost of revenues is mainly related to higher sales with higher gross margin.

     Cost of revenue included a non cash expenses of $4,000 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors and other related costs. Research and development expenses increased by $134,000, or 71.3%, to $322,000 in the three months ended June 30, 2006 from $188,000 in the three months ended June 30, 2005. This increase in research and development expenses is primarily related to non-cash expenses of $8,000 as a result of the implementation of SFAS No. 123(R), a one time charge of $65,000 as a result of settlement agreement in an action relating to a real property lease and higher research and development expenses related to our RFID project.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $67,000, or 19.1%, to $417,000 in the three months ended June 30, 2006 from $350,000 in the three months ended June 30, 2005. This increase in selling and marketing expenses was primarily due to non-cash expenses of $22,000 as a result of the implementation of SFAS No. 123(R) and higher sales and marketing expenses related to the expansion of our marketing activates in the US.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $109,000, or 68.6%, to $268,000 in the three months ended June 30, 2006 from $159,000 in the three months ended June 30, 2005. The increase was primarily related to non-cash expenses of $103,000 as a result of the implementation of SFAS No.123(R) and higher legal expenses.

     FINANCIAL EXPENSES, NET. Financial expenses, net, increased by $239,000 to $233,000 in the three months ended June 30, 2006 from income of $6,000 in the three months ended June 30, 2005. This increase is due to non-cash financial expenses of $189,000 related to the convertible notes and changes in the exchange rate between the United States Dollar, the Israeli New Shekel and the Great Britain Pound.

     NET LOSS. We had a net loss of $1,025,000 in the three months ended June 30, 2006, compared with a net loss of $591,000 in the three months ended June 30, 2005. The 73.4% increase in net loss in the three months ended June 30, 2006 in comparison with the three months ended June 30, 2005 is attributable mainly to non-cash expenses of $137,000 as a result of the implementation of SFAS No. 123(R), non-cash expenses of $189,000 related to the convertible notes and various influences described above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

     REVENUE. Revenue consists of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. Revenues increased by $196,000, or 25.1%, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. In the six months ended June 30, 2006, we had revenue of $977,000, compared to $781,000 in the six months ended June 30, 2005, primarily due to our new customers located in the United States.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the six months ended June 30, 2006 was $421,000, compared to $489,000 in the six months ended June 30, 2005. Cost of revenue as a percentage of sales was 43.1% in the six months ended June 30, 2006, compared with 62.6% in the six months ended June 30, 2005. The decrease in cost of revenue is mainly related to higher sales with higher gross margin.

     Cost of revenue included non-cash expenses of $5,000 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $183,000, or 49.4%, to $553,000 in the six months ended June 30, 2006 from $370,000 in the six months ended June 30, 2005. This increase in research and development expenses is primarily related to non-cash expenses of $41,000 as a result of the implementation of SFAS No. 123(R), one time charge of $65,000 as a result of a settlement agreement in regard to a lawsuit relating to a real property lease and higher research and development expenses related to our RFID project.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $233,000, or 33.3%, to $933,000 in the six months ended June 30, 2006 from $700,000 in the six months ended June 30, 2005. This increase in selling and marketing expenses was primarily due to non-cash expenses of $101,000 as a result of the implementation of SFAS No. 123(R) and higher sales and marketing expenses related to the expansion of our marketing activities in the US. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $355,000, or 125.0%, to $639,000 in the six months ended June 30, 2006 from $284,000 in the six months ended June 30, 2005. The increase was primarily related to non-cash expenses of $310,000 as a result of the implementation of SFAS No.123(R) and higher legal expenses.

     FINANCIAL EXPENSES, NET. Financial expenses, net, increased by $78,000, to $61,000 in the six months ended June 2006 from income of $17,000 in the six months ended June 30, 2005. This increase is due to non-cash financial expenses of $23,000 related to the convertible notes and changes in the exchange rate between the United States Dollar, the Israeli New Shekel and the Great Britain Pound.

     NET LOSS. We had a net loss of $1,630,000 in the six months ended June 30, 2006, compared with a net loss of $1,045,000 in the six months ended June 30, 2005. The 56.0% increase in net loss in the six months ended June 30, 2006 in comparison with the six months ended June 30, 2005 is attributable to the various influences described in the immediately preceding paragraph.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $13,617,000 at June 30, 2006, and had a working capital (current assets less current liabilities) of approximately $4,179,000 at June 30, 2006.

     Capital expenditures were approximately $15,000 in the three months ended June 30, 2006 and $7,000 in the three months ended June 30, 2005. Capital expenditures were approximately $63,000 in the six months ended June 30, 2006 and $11,000 in the six months ended June 30, 2005. We do not have any material commitments for capital expenditures for the year ending December 31, 2006.

     At June 30, 2005, we had cash, cash equivalents and short-term deposits of approximately $3,941,000, compared to $876,000 at June 30, 2005. The differences from June 30, 2006 to June 30, 2005 are due to the issuance of convertible notes with net proceeds of $5,304,000, as such amount is offset by our continuing investments in research and development and selling and marketing expenses.

     We generated negative cash flow from operating activities of approximately $555,000 in the three months ended June 30, 2006, compared to $476,000 in the three months ended June 30, 2005. We generated negative cash flow from operating activities of approximately $1,275,000 in the six months ended June 30, 2006 compared to $779,000 in the six months ended June 30, 2005.

     We believe that cash generated from operations will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for at least the next twelve months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

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

     Our research and development expenses were approximately $322,000 in the three months ended June 30, 2006, compared to $188,000 in the three months ended June 30, 2005. Our research and development expenses were approximately $553,000 in the six months ended June 30, 2006, compared to $370,000 in the six months ended June 30, 2005. To date, all research and development expenses have been charged to operating expenses as incurred.

     We currently hold one pending patent in the United States and we have been issued two patents in Israel relating to our technology of marking documents for the purpose of authentication.

     With respect to the RFID technology being developed by us, we have applied for four patents: we have been issued patents for our first application in each of the United States, France, Germany, Switzerland and the United Kingdom; we have been issued a patent in the United States and a European Patent for our second application; we have been issued a patent in the United States for our third application and we hold one pending patent before the European Patent Office; and we have only recently made an application before the United States Patent and Trademark Office with respect to our fourth patent application.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at June 30, 2006 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $120,000 until 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

ITEM 1.  LEGAL PROCEEDINGS

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of a trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activity involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000, plus interest and VAT, which the defendants had split equally.

     Both the plaintiff and the defendants have filed an appeal to the court's decision, and the parties are awaiting the court's decision.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 15, 2006. The following matters were voted on at the Annual Meeting of Stockholders:

     Proposal 1: Election of a Board of Directors.

                             NUMBER OF SHARES VOTED

                            FOR              AGAINST    WITHHELD
                            ---              -------    --------

Elie Housman             12,022,381              0        80

Yaron Meerfeld           12,022,381              0        80

James Lineberger         12,022,381              0        80

Philip Getter            12,022,381              0        80

Michael Acks             12,022,381              0        80

Albert Attias            12,022,381              0        80

David Sass               12,022,381              0        80


     Proposal 2: Ratification of the appointment of Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, as the independent auditors and accountants for the Company for the year ending December 31, 2006. There were a total of 12,022,461 votes cast in favor this proposal, with no votes withheld or cast against this proposal.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS

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

* Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INKSURE TECHNOLOGIES INC.

Dated: As of August 3, 2006                        By: /s/ Eyal Bigon
                                                   --------------------
                                                   Eyal Bigon
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)



Dated: As of August 3, 2006                        By: /s/ Elie Housman
                                                   --------------------
                                                   Elie Housman
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)