Form 10QSB
period 2006-09-30
INKSURE TECHNOLOGIES INC.
filed 2006-11-14
CIK 1062128

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X]  Quarterly report pursuant to Sections 13 or 15(d) of the
                          Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

                               Yes [_]     No [X]

The number of shares outstanding of our Common Stock, $0.01 par value per share, as of November 14, 2006, was 15,589,296 shares.

Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.   FINANCIAL INFORMATION                                               1

Item 1.   Financial Statements                                                1

          Condensed Consolidated Balance Sheet as of
          September 30, 2006 (unaudited)                                      1

          Condensed Consolidated Statements of Operations (unaudited)
          for the Nine and Three Months Ended September 30, 2006 and 2005     3

          Statements of Stockholders' Equity as of
          September 30, 2006 (unaudited after December 31, 2005)              4

          Condensed Consolidated Statements of Cash Flows (unaudited)
          for the Nine and Three Months Ended September 30, 2006 and 2005     5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis or Plan of Operation           8

Item 3.   Controls and Procedures                                             14

PART II.  OTHER INFORMATION                                                   14

Item 1.   Legal Proceedings                                                   14

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.   Defaults Upon Senior Securities                                     15

Item 4.   Submission of Matters to a Vote of Security Holders                 15

Item 5.   Other Information                                                   15

Item 6.   Exhibits                                                            15

SIGNATURES                                                                    16

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                   SEPTEMBER 30,
                                                       2006
                                                      ------
                                                     UNAUDITED
                                                      ------
   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $  320
  Short-term deposit                                   2,763
  Trade receivables                                      176
  Other accounts receivable and prepaid expenses         137
  Inventories                                            681
                                                      ------

Total current assets                                   4,077
                                                      ------

PROPERTY AND EQUIPMENT, NET                              336
                                                      ------

DEFERRED CHARGES                                         564
                                                      ------

GOODWILL                                                 271
                                                      ------

Total assets                                          $5,248
                                                      ======

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 SEPTEMBER 30,
                                                                                                     2006
                                                                                                    -------
                                                                                                   UNAUDITED
                                                                                                    -------
     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                                       246
   Employees and payroll accruals                                                                       121
   Deferred income                                                                                      269
   Accrued expenses                                                                                     106
                                                                                                    -------

 Total current liabilities                                                                              742
                                                                                                    -------

 Convertible notes, net                                                                               5,734
 Warrants to purchase Convertible notes                                                                  20
                                                                                                    -------

Total amount related to Convertible notes                                                             5,754
                                                                                                    -------
 STOCKHOLDERS' EQUITY:
   Share capital:
     Preferred stock of $ 0.01 par value -
       Authorized: 10,000,000 stocks at September 30, 2006; Issued and outstanding:
        0 stocks at September 30, 2006
     Common Stock of $ 0.01 par value -
       Authorized: 35,000,000 stocks at September 30, 2006; Issued and outstanding: 15,589,296
       stocks at September 30, 2006                                                                     156
   Additional paid-in capital                                                                        13,074
   Accumulated other comprehensive income                                                               118
   Accumulated deficit                                                                              (14,596)
                                                                                                    -------

 Total stockholders' equity                                                                          (1,248)
                                                                                                    -------

 Total liabilities and stockholders' equity                                                           5,248
                                                                                                    =======

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      NINE MONTHS ENDED                THREE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                -----------------------------     -----------------------------
                                                    2006             2005            2006             2005
                                                ------------     ------------     ------------     ------------
                                                          UNAUDITED                        UNAUDITED
                                                -----------------------------     -----------------------------

Revenues                                        $      1,210     $      1,020     $        233     $        239
Cost of revenues                                         562              638              141              149
                                                ------------     ------------     ------------     ------------

Gross profit                                             648              382               92               90
                                                ------------     ------------     ------------     ------------

Operating expenses:
  Research and development                               853              607              300              237
  Selling and marketing                                1,420            1,088              487              388
  General and administrative                           1,017              488              378              204
                                                ------------     ------------     ------------     ------------

Total operating expenses                               3,290            2,183            1,165              829
                                                ------------     ------------     ------------     ------------

Operating loss                                        (2,642)          (1,801)          (1,073)            (739)
                                                ------------     ------------     ------------     ------------

Financial income (expenses)                              (83)              24              (44)               7
Non cash financial income related to
convertible notes, net                                   116                -              139                -
                                                ------------     ------------     ------------     ------------
Financial income, net                                     33               24               95                7

Net loss                                        $     (2,609)    $     (1,777)    $       (978)    $       (732)
                                                ============     ============     ============     ============

Basic and diluted net loss per share            $      (0.17)    $      (0.12)    $      (0.06)    $      (0.05)
                                                ============     ============     ============     ============

Weighted average number of Common Stock used
  in computing basic
  and diluted net loss per share                  15,408,302       15,039,571       15,589,296       15,094,337
                                                ============     ============     ============     ============

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            U.S. DOLLARS IN THOUSANDS

                                                                                                  ACCUMULATED
                                                                          ADDITIONAL  DEFERRED       OTHER                     TOTAL
                                                                SHARE      PAID-IN   STOCK-BASED COMPREHENSIVE ACCUMULATED STOCKHOLDERS'
                                                               CAPITAL     CAPITAL   COMPENSATION    INCOME      DEFICIT      EQUITY
                                                               --------    --------    --------     --------    --------     --------

Balance as of January 1, 2004                                  $    119    $  9,683           -     $    118    $ (7,713)    $  2,207

  Issuance of Common stock and warrants, net                         31       2,348           -            -           -        2,379
  Net loss                                                            -           -           -            -      (2,061)      (2,061)
                                                               --------    --------    --------     --------    --------     --------

Balance as of December 31, 2004                                     150      12,031           -          118      (9,774)       2,525

Grant of warrant                                                                 58         (58)                                    -
Amortization of deferred stock-based compensation                                            46                                    46
Conversion of 368,429 warrants into 223,278 ordinary shares           2          71                        -           -           73
  Net loss                                                            -           -                        -      (2,213)      (2,213)
                                                               --------    --------    --------     --------    --------     --------

Balance as of December 31, 2005                                     152      12,160         (12)         118     (11,987)         431

Stock based compensation                                              -         728           -            -           -          728

Amortization of deferred stock-based compensation                     -           -          12            -           -           12
Conversion of 380,723 warrants and options into 354,442
   ordinary shares                                                    4         186           -            -                      190
Net loss                                                              -           -           -            -      (2,609)      (2,609)
                                                               --------    --------    --------     --------    --------     --------
Balance as of September 30, 2006                               $    156    $ 13,074           -     $    118    $(14,596)    $ (1,248)
                                                               ========    ========    ========     ========    ========     ========

         The accompanying notes are an integral part of the consolidated financial statements

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            U.S. DOLLARS IN THOUSANDS

                                                       NINE MONTHS ENDED      THREE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                      -------------------     -------------------
                                                       2006         2005       2006        2005
                                                      -------     -------     -------     -------
                                                           UNAUDITED               UNAUDITED
                                                      -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(2,609)    $(1,777)    $  (978)    $  (732)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                             808         100         293          35
Accrued severance pay, net                                (17)          2         (18)          2
Decrease in trade receivables                             183         133         140          98
Non cash financial income related to convertible
  notes, net                                             (223)          -        (174)          -
Decrease (increase) in other accounts receivable
  and prepaid expenses                                     91         (20)         65          (5)
Increase in inventories                                   (86)        (46)        (47)        (85)
Increase (decrease) in trade payables                    (248)        (17)       (117)         92
Increase (decrease) in employees and payroll
  accruals                                                 16         (13)         10          (5)
Increase (decrease) in other payables                     (44)        240         (29)        (37)
                                                      -------     -------     -------     -------
Net cash used in operating activities                  (2,129)     (1,398)       (855)       (637)
                                                      -------     -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                        (66)        (30)         (3)        (19)
Proceeds from short-term bank deposits                  1,594           -         316           -
                                                      -------     -------     -------     -------
Net cash provided by (used in) investing
  activities                                            1,528         (30)        313         (19)
                                                      -------     -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of convertible notes, net                          -       5,838           -       5,838
Issuance of options                                       190           -           -           -
Issuance of common stock, net                               -           -           -           -
                                                      -------     -------     -------     -------

Net cash provided by financing
  activities                                              190       5,838           -       5,838
                                                      -------     -------     -------     -------
Increase (decrease) in cash and cash
  equivalents                                            (411)      4,410        (542)      5,182
Cash and cash equivalents at the beginning
  of the period                                           731       1,648         862         876
                                                      -------     -------     -------     -------
Cash and cash equivalents at the end
of the period                                         $   320     $ 6,058     $   320     $ 6,058
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

NOTE 2: - STOCK-BASED COMPENSATION

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
     Payment." SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March
     2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of
     SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the fiscal quarter ended September 30, 2006, had a material impact on the
     Company's consolidated results of operations, financial position and statement of cash flows.

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

                            INKSURE TECHNOLOGIES INC.

        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 2: - STOCK-BASED COMPENSATION (CONT.)

     Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based
     Compensation - Transition and Disclosures."

     The pro-forma information for the nine months and three months periods ended September 30, 2005 was as follows:

                                                 NINE MONTHS ENDED THREE MONTHS ENDED
                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                      -------          -------
                                                        2005             2005
                                                      -------          -------
                                                     UNAUDITED         UNAUDITED
                                                      -------          -------

Net loss, as reported                                 $(1,777)         $  (732)
Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards                                  (242)            (82)
                                                      -------          -------

Pro forma net loss                                    $(2,019)         $  (814)
                                                      =======          =======

Basic and diluted net loss per share, as
 reported                                             $ (0.12)         $ (0.05)
                                                      =======          =======

Basic and diluted net loss per share, pro forma       $ (0.13)         $ (0.04)
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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the third quarter of 2006 consisted of revenues from
(i) our sales agreements for brand protection with two North American customers;
and (ii) ink sales related to projects in Turkey (iii) initial sales to new customers. In the third quarter of 2006 approximately 95% of our revenues were earned from customers located in the United States.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2006. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
30, 2005

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects.
In the three months ended September 30, 2006, we had revenue of $233,000, compared to $239,000 in the three months ended September 30, 2005.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues was $141,000 in the three months ended
September 30, 2006, compared to $149,000 in the three months ended September 30,
2005. Cost of revenues as a percentage of sales was 60.1% in the three months ended September 30, 2006, compared with 62.3% in the three months ended
September 30, 2005. The slight decrease in cost of revenues is mainly related to higher sales with higher gross margin.

     Cost of revenue included non-cash expenses of $1,000 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $63,000, or 26.7%, to $300,000 in the three months ended September
30, 2006 from $237,000 in the three months ended September 30, 2005. This increase in research and development expenses is primarily related to a non-cash expenses of $23,000 as a result of the implementation of SFAS No. 123(R) and higher research and development expenses related to our RFID project.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $99,000, or 25.5%, to $487,000 in the three months ended September 30, 2006 from $388,000 in the three months ended
September 30, 2005. This increase in selling and marketing expenses was primarily due to a non cash expenses of $47,000 as a result of the implementation of SFAS No. 123(R) and higher sales and marketing expenses related to the expansion of our marketing activates in the US.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses increased by $174,000, or 85.3%, to 378,000 in the three months ended September 30, 2006 from $204,000 in the three months ended September 30, 2005. The increase was primarily related to a non-cash expense of $199,000 as a result of the implementation of SFAS No.123(R).

     FINANCIAL INCOME, NET. Financial income, net was $95,000 in the three months ended September 30, 2006 ($7,000 in the nine months ended September 30,
2005). Financial income, net was composed of: (i) Interest expense of $37.000
(ii) non cash financial income of $139,000 related to the convertible note and
(iii) financial expense of $7,000 due to changes in the exchange rate between the United States Dollar, the Israeli New Shekel and the Great Britain Pound.

     NET LOSS. We had a net loss of $978,000 in the three months ended September
30, 2006, compared with a net loss of $732,000 in the three months ended
September 30, 2005. The 33.6% increase in net loss in the three months ended
September 30, 2006 in comparison with the three months ended September 30, 2005 is attributable mainly to the a non cash expenses of $279,000 as a result of the implementation of SFAS No. 123(R), a non cash income of $139,000 related to the convertible note and various influences described above.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
30, 2005

     REVENUE. Revenue consists of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and fluctuated timetable for entering and implementing such projects. Revenues increased by $190,000, or
18.6%, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily due to our new customers located in the
United States. In the nine months ended September 30, 2006, we had revenue of
$1,210,000, compared to $1,020,000 in the nine months ended September 30, 2005.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue in the nine months ended September 30,
2006 was $562,000, compared to $638,000 in the nine months ended September 30,
2005. Cost of revenues as a percentage of sales was 46.5% in the nine months ended September 30, 2006, compared with 62.5% in the nine months ended September
30, 2005. The decrease in cost of revenues is mainly related to higher sales with higher gross margin.

     Cost of revenue included a non-cash expense of $6,000 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $246,000, or 40.6%, to $853,000 in the nine months ended September
30, 2006 from $607,000 in the nine months ended September 30, 2005. This increase in research and development expenses is primarily related to a non cash expenses of $64,000 as a result of the implementation of SFAS No. 123(R), one time charge of $65,000 as a result of settlement agreement in regard to rent lawsuit and higher research and development expenses related to our RFID project.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $332,000, or 30.5%, to $1,420,000 in the nine months ended September 30, 2006 from $1,088,000 in the nine months ended
September 30, 2005. This increase in selling and marketing expenses was primarily due to a non cash expenses of $148,000 as a result of the implementation of SFAS No. 123(R) and higher sales and marketing expenses related to the expansion of our marketing activates in the US. We believe that the significant investment in pre-sales and marketing activities will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses increased by $529,000, or 108.4%, to
$1,017,000 in the nine months ended September 30, 2006 from $488,000 in the nine months ended September 30, 2005. The increase was primarily related to a non-cash expense of $508,000 as a result of the implementation of SFAS No.123(R)
and higher legal expenses

     FINANCIAL INCOME, NET. Financial income, net was $33,000 in the nine months ended September 30, 2006 ($24,000 in the nine months ended September 30, 2005).
Financial income, net was composed of: (i) Interest expense of $58.000 (ii) non cash financial income of $116,000 related to the convertible note and (iii)
financial expense of $23,000 due to changes in the exchange rate between the
United States Dollar, the Israeli New Shekel and the Great Britain Pound.

     NET LOSS. We had a net loss of $2,609,000 in the nine months ended
September 30, 2006, compared with a net loss of $1,777,000 in the nine months ended September 30, 2005. The 46.8% increase in net loss in the nine months ended September 30, 2006 in comparison with the nine months ended September 30,
2005 is attributable to the various influences described above.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $14,604,000 at September 30, 2006, and had a working capital (current assets less current liabilities) of approximately
$3,335,000 at September 30, 2006.

     Capital expenditures were approximately $3,000 in the three months ended
September 30, 2006 and $19,000 in the three months ended September 30, 2005.
Capital expenditures were approximately $66,000 in the nine months ended
September 30, 2006 and $30,000 in the nine months ended September 30, 2005. We do not have any material commitments for capital expenditures for the year ending December 31, 2006.

     At September 30, 2006, we had cash, cash equivalents and short-term deposits of approximately $3,083,000, compared to $6,300,000 at September 30,
2005. The differences from September 30, 2006 to September 30, 2005 are due to our continuing investments in research and development and selling and marketing expenses.

     We generated negative cash flow from operating activities of approximately
$855,000 in the three months ended September 30, 2006 compared to $637,000 in the three months ended September 30, 2005. We generated negative cash flow from operating activities of approximately $2,129,000 in the nine months ended
September 30, 2006 compared to $1,398,000 in the nine months ended September 30,
2005.

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

     Our research and development expenses were approximately $300,000 in the three months ended September 30, 2006, compared to $237,000 in the three months ended September 30, 2005. Our research and development expenses were approximately $853,000 in the nine months ended September 30, 2006, compared to
$607,000 in the nine months ended September 30, 2005. To date, all research and development expenses have been charged to operating expense as incurred.

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

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at September 30, 2006 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately
$51,000 until 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of a trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activity involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000, plus interest and VAT, which the defendants agreed to split equally.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6. EXHIBITS

     The following exhibits are being filed with this Report:

EXHIBIT
NUMBER    DESCRIPTION

31.1*     Certification of Principal Financial Officer Pursuant to Section 302
          of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Sections 1350.

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

                                                  INKSURE TECHNOLOGIES INC.

Dated: As of November 14, 2006                    By: /s/ Mickey Brandt
                                                  ---------------------
                                                  Mickey Brandt
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

Dated: As of November 14, 2006                    By: /s/ Elie Housman
                                                  --------------------
                                                  Elie Housman
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

