Form 10KSB
period 2006-12-31
INKSURE TECHNOLOGIES INC.
filed 2007-03-27
CIK 1062128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended DECEMBER 31, 2006.

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period __________ from to __________

                         Commission file number 0-24431

                            INKSURE TECHNOLOGIES INC.
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                                 84-1417774
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      1770 N.W. 64TH STREET, SUITE 350, FORT LAUDERDALE, FL     33309
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

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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

                               Yes [_]     No [X]

Issuer's revenues for its most recent fiscal year. $2,002,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 21, 2007 was $1.96.

As of March 21, 2007, 15,842,892 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the issuer's Proxy Statement for the Annual Meeting of Stockholders to be held on or about June
25, 2007.

Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                             1
ITEM 2.   DESCRIPTION OF PROPERTY                                            10
ITEM 3.   LEGAL PROCEEDINGS                                                  10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS              11
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS                               14
ITEM 7.   FINANCIAL STATEMENTS                                               27
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           27
ITEM 8A.  CONTROLS AND PROCEDURES                                            27
ITEM 8B.  OTHER INFORMATION                                                  27

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT                                                       27
ITEM 10.  EXECUTIVE COMPENSATION                                             28
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                         28
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE                                                       28
ITEM 13.  EXHIBITS                                                           28
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             29

SIGNATURE PAGE                                                               30

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS FORM 10-KSB AND INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF INKSURE TECHNOLOGIES INC. (TOGETHER WITH OUR SUBSIDIARIES, REFERRED TO IN THIS REPORT AS "WE," "US" AND "OUR") WITH RESPECT TO (I) OUR FINANCING PLANS, (II) TRENDS AFFECTING OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS, (III) THE IMPACT OF COMPETITION, AND (IV) THE EXPANSION OF CERTAIN OPERATIONS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE INFORMATION CONTAINED IN THIS FORM 10-KSB, INCLUDING, WITHOUT LIMITATION, THE INFORMATION UNDER "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS" AND "DESCRIPTION OF BUSINESS," IDENTIFIES IMPORTANT FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES. SEE "DESCRIPTION OF BUSINESS--RISK FACTORS--ALL FORWARD LOOKING STATEMENTS SHOULD BE READ WITH CAUTION."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     We develop, market and sell customized authentication systems designed to enhance the security of documents and branded products and to meet the growing demand for protection from counterfeiting and diversion. In this context, "counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. "Diversion" (also termed "parallel trading" or "gray market commerce") is the selling of goods (often genuine goods) in a geographic market where both wholesale and retail prices are high while falsely purchasing them for another market where wholesale prices are lower, thus taking advantage of the price difference between the two markets. We operate within the "authentication industry," an industry that includes a variety of firms providing technologies and services designed to prevent the counterfeiting and diversion of valuable documents and products. The World Customs Organization estimates that the trade in fakes is currently worth about $512 billion, or 7%, of the world's trade. In the United States, the Bureau of Customs and Border Protection estimates that counterfeiting costs the United States $200 billion annually.

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

     Our ink-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our reader. We have applied for five patents related to the radio frequency identification, or RFID, technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty. See "Description of Business -- Emerging Technology" and "Description of Business -- Patents and Proprietary Technology."

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

CORPORATE HISTORY

     We were incorporated under the laws of the state of Nevada on April 22, 1997 under the name "Lil Marc, Inc." We were incorporated as a development stage enterprise in the baby products industry to develop, manufacture and market the "Lil Marc," a plastic toilet training device for young boys. Pursuant to an agreement and plan of merger, dated as of July 5, 2002, a wholly owned subsidiary of Lil Marc, Inc., LILM Acquisition Corp., a Delaware corporation, merged with and into InkSure Technologies Inc., a Delaware corporation, or InkSure Delaware. InkSure Delaware was the surviving corporation in the merger and became a wholly owned subsidiary of Lil Marc, Inc.

     Pursuant to the merger agreement, each share of InkSure Delaware common stock outstanding immediately prior to the effective date of the merger was converted into the right to receive one share of our common stock. The total number of issued and outstanding shares of our common stock was 11,982,166 immediately after giving effect to the merger and a reverse stock split that was consummated on October 23, 2002.

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

     Pursuant to the merger agreement, all outstanding options and warrants to purchase shares of InkSure Delaware common stock were exchanged or converted into options and warrants to purchase shares of our common stock on the same terms and conditions as were in effect prior to the effective date of the merger. The options and warrants issued with respect to such exchanged options and warrants are exercisable for such number of shares of our common stock equal to the number of whole shares of InkSure Delaware common stock subject to each such exchanged option or warrant immediately prior to the effective date of the merger. The per share exercise price of options and warrants issued by us with respect to the exchanged options and warrants remained unchanged from the per share exercise price of the exchanged options and warrants. Upon consummation of the merger, our board of directors and management resigned and were replaced by InkSure Delaware's board of directors and management, and we began to carry on InkSure Delaware's business activities.

     On October 28, 2002, we also filed an amendment to our Articles of Incorporation to, among other things, change our name from "Lil Marc, Inc." to "InkSure Technologies Inc." Effective on October 30, 2002, the OTC Bulletin Board stock symbol for our common stock was changed from "LILM" to "INKS." We conduct our operations with and through our direct and indirect subsidiaries, InkSure Inc., a Delaware corporation formed in March 2000, IST Operating Inc., a Delaware corporation formed in May 2000 (formerly known as InkSure Technologies Inc. and referred to throughout this prospectus as InkSure Delaware), and InkSure Ltd., which was formed in December 1995 under the laws of Israel. We also have a subsidiary, InkSure RF Inc., a Delaware corporation formed in March 2000, which does not currently conduct any operations.

     On July 8, 2003, we reincorporated as a Delaware corporation by merging with and into a newly-formed, wholly-owned subsidiary.

MARKET OPPORTUNITY

     In general, brand owners that are victims of counterfeiting do not publicize their losses, nor do they publish their expenditures related to controlling the problem. In a survey conducted by the International Anti Counterfeiting Coalition in the year 2000, Fortune 500 companies reported that they spend an average of between $2 to $4 million per year to combat counterfeiting and some reported spending up to $10 million.

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

     Once the end user has decided to implement a security plan and introduce new security features or technology, there are various criteria by which the selected technology will be measured. We believe that our products provide a high level of security and flexibility, while remaining cost-effective. See "Description of Business -- Competition."

TRADITIONAL AUTHENTICATION TECHNOLOGIES

     Technologies used to authenticate and protect products and documents can be divided into two general categories: overt and covert. Overt technologies are visible to the naked eye and are typically used by the consumer to identify the product or document as genuine. Holograms, intricate graphic design and color changing inks, are among the most common overt security features used in both products and documents.

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

MARKETING AND BUSINESS STRATEGY

     Our business strategy utilizes a "razor / razor blade" approach with respect to the sale of our readers and inks. We regard the selling of our proprietary readers as infrastructure similar to a hand held razor, while our specialty inks may be considered analogous to the blades of a razor that represent continuing sales. The potential anti-counterfeit market segments for our products can generally be divided into two major groups: documents (e.g., bank notes, checks, transportation and event tickets, pre-paid telephone cards, identification cards, and passports) and brand products (e.g., pharmaceuticals, software, automotive, multi-media, and apparel). We have entered into strategic relationships with Sun Chemicals Group B.V, to leverage the development, distribution and co-marketing of their security products.

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

     We have focused the bulk of our initial efforts on market segments where we have already achieved market penetration in actual sales and where we believe sales potential is highest - packaging, tax stamps, financial documents, entertainment (i.e., ticketing) and transportation. As a result of this focused strategy, we have increased awareness of our products in these segments, established a presence in targeted markets throughout the world, and formed strategic alliances with companies that provide access to specific markets. See "Description of Business -- Sales and Marketing."

SALES AND MARKETING

     Initially, we relied solely on intermediaries to market and distribute our products and services. However, we currently sell our products and services through a combination of our own sales personnel, strategic alliances and licenses with intermediaries. To date, we have established key strategic alliances or valuable relationships with end-users.

     In March 2004 and August 2004 we entered into two sales agreements to supply our authentication solutions to two separate customers in North America for brand protection projects. Each project involves the protection of millions of items using our coding solutions and handheld authentication readers, as well as our quality assurance tools, which are used to ensure that our inks are applied according to specifications. Revenues from these two agreements were $616,000, $1,187,000 and $1,159,626 for the fiscal years ended December 31, 2004, 2005 and 2006, respectively, representing approximately 65%, 73% and 58% of our revenues for the fiscal years ended December 31, 2004, 2005 and 2006, respectively.

     On June 9, 2003 we entered into a strategic marketing alliance with Sun Chemical Group B.V., the world's largest manufacturer of printing inks. Under such alliance, Sun Chemical worked with us to offer machine-readable ink-based brand and document authentication solutions under the SunSure(TM) brand name. This agreement is terminable by either party on 180 days notice.

     Although we intend to continue marketing our products and services through licensees and strategic alliances, we believe that expanding our customer base through our direct sales personnel and maintaining a direct relationship with the end user are necessary elements to achieve deep market penetration.

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

o    SMARTINK(TM) -- MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED SECURITY

     Our SmartInk(TM) codes are secure encoded inks and coatings that provide authentication solutions ranging from a definitive "yes/no" verification to multi functional systems that allow for item identification, track & trace functionality, real-time encoding and debiting applications. SmartInk(TM) codes are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using any standard printing process, onto documents, tickets, product packaging and labels. All SmartInk(TM) marker/carrier mixtures are allocated with covert signatures, that, while being completely invisible and protected from reverse-engineering attempts, are easily detected by our line of readers, including the handheld field verification SignaSure(TM) readers and the high speed SortSure(TM) validator.

o    HOLOSURE(TM) -- COMBINING COVERT & OVERT SECURITY: A MULTI-TIER PROTECTION

     The HoloSure(TM), machine-readable hologram system consists of: a holographic image and a machine-readable coding. The HoloSure(TM) system combines the benefits of both systems into one feature that contains multiple levels of security.

     The machine-readable element is a unique fingerprint signature of a highly secure code incorporated in the hologram during standard production. The combination of this with an advanced decoding system with the ability to process multiple and changeable parameters provides a high level of protection.

o    POCKETSURE(TM) -- MOBILE AUTHENTICATION READERS FOR SMART PROTECTION

     Our new PocketSure(TM) reader represents an important addition to our highly regarded SignaSure(TM) reader line, which combines handheld, machine-readable detection with forensic-level analysis. We believe that our new PocketSure(TM) reader is a next-generation reader that offers customers enhanced mobility and economy. At 5.5 inches in length and weighing a mere 2.5 ounces, the PocketSure(TM) include single-code memory, audio and visual indicators, and the ability to operate on standard AAA batteries. PocketSure(TM) offers a significant benefit for warehouses, return centers, law enforcement agencies and retail organizations seeking to optimize their anti-counterfeiting and "reverse logistics" measures. Its simple-to-read LED, one-button operation, and replaceable batteries also make it easy to train a larger number of personnel. Together, our PocketSure(TM) and SignaSure(TM) can be combined to create multi-level security programs wherein a primary level of inspectors employ PocketSure(TM) for detection of a base covert code while a secondary level of security specialists employ SignaSure(TM) in the field to detect a more complex forensic-level code.

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

     We have developed an advanced automatic secure admission tickets and passes system for public transportation and mass transit systems to prevent the loss of income caused by counterfeit tickets. This system contains features such as invisible coded ink. Our electro-optic detector can only decode these invisible features. Our unique security tickets system is highly flexible and customizable and therefore, can protect all types of tickets: paper cards, PVC, PET, Teslin, magnetic cards, smart cards, contactless smart cards, etc. Our machine-readable encoded tickets ensure maximum security and are processed in fractions of a second, which allows mass-quantity processing and on spot processing (such as at the point-of-entrance to a terminal).

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

     Current technologies do not take into account that it is possible to place two-dimensional objects within extremely high density, yet still use deductive methods to identify them. Our approach devises a code of simple objects, together with algorithms for interpreting the phenomena produced when they are printed close to each other. Although the labels produced using this method are two-dimensional, the phenomena itself produces a three-dimensional effect. In that way, it is possible to derive the exact position of the origin layout, even if behind an obstacle. This capability minimizes the challenge of correctly identifying objects that are located directly behind other objects, which is described by the trade as "collision."

     Our RFID technology is in the initial development phase, and our goal is to complete development with a view to launching our chipless label system by the end of 2007. We aim to include, without limitation, the following RFID deliverables:

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

COMPETITION

     We are aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes that we market our products. Our competitors, many of whom have greater financial resources than us, include:

     o Technology providers that typically offer a specific range of security solutions;

     o Security printers, which are generally well-established companies whose core business is printing. Security printing tends to be segregated from the bulk of the printing industry, implementing fundamentally the same technologies as those generally used by the printing industry but with specific 'twists' that are more complex, difficult to access or expensive to use;

     o Systems integrators, which have often evolved from other sectors in the printing industry, mainly security print manufacturers, technology providers or packaging and label manufacturers. These companies offer a wide range of security solutions, enabling them to offer a complete suite tailored to the customer's specific needs; and

     o Security consultancy groups, which offer a range of technologies from several technology providers and tailor a specific solution to end-customers, based on a preliminary process involving risk analysis and characterization of a comprehensive organizational security program.

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

     o Level of security (e.g., multi-layer or single-layer solution, covert, overt);

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

     We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As part of this strategy, we work closely with current and potential customers, distributors and other members of the industry to identify market needs and define appropriate product specifications. Our research and development expenditures totaled approximately $875,000 and $1,186,000 for fiscal years 2005 and 2006, respectively.

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

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France, Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States (US6,922,146), while it is still being examined in Europe. Regarding our forth patent family, we have recently filed an International Patent Application (PCT). In addition, regarding our fifth patent family, we have only recently filed a Provisional Patent Application with the United Stated Patent and Trademark Office, and we will need to decide by September 2007 on how to proceed.

     Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether our pending patent applications will result in the issuance of any patents, or whether the patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents issue, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us.

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

GOVERNMENT REGULATION

     Our scanning device and the next-generation radio frequency technology scanning equipment must comply with the regulations of the United States Federal Communications Commission, or the FCC, which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment requires testing to ensure the equipment's compliance with the FCC's rules. In addition, the equipment must be labeled according to the FCC's rules to show compliance with these rules. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users.

EMPLOYEES

     As of March 26, 2007, we had 15 employees located in Israel, including nine engineers, four management and administrative personnel, and two operations personnel. In addition, as of March 26, 2007, we had 7 employees located in the United States, one of whom is a member of our management, one of whom manages our operations in the United States, with the remaining five being sales, marketing and customer support personnel. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly-skilled employees.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 2,000 square feet of space that is located in Fort Lauderdale, Florida, pursuant to a lease which expires in October 2007. Our monthly lease payments are approximately $2,800 per month. We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 1,300 square feet pursuant to a lease expiring in September 2007. Monthly lease payments for such facility are approximately $4,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa, Israel, against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, INTER ALIA: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom and InkSure Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 ($30,800), plus interest and VAT, which the defendants intend to split equally. Both the plaintiff and the defendants have filed an appeal and are awaiting to the court's decision. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 ($15,400).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of our common stock as reported by the Over the Counter Bulletin Board under the symbol "INKS.OB" for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                         HIGH             LOW
FISCAL YEAR 2005
      1st Quarter                                       $1.77            $1.25
      2nd Quarter                                       $2.21            $1.20
      3rd Quarter                                       $4.17            $2.20
      4th Quarter                                       $4.03            $2.55

FISCAL YEAR 2006
      1st Quarter                                       $3.90            $1.95
      2nd Quarter                                       $3.64            $1.60
      3rd Quarter                                       $2.10            $1.40
      4th Quarter                                       $3.65            $1.29

FISCAL YEAR 2007
      1st Quarter (through March 21, 2007)              $2.88            $1.85

     As of March 21, 2007, the high and low bid prices per share of common stock for the 1st Quarter of fiscal year 2007 (through March 21, 2007) as reported by the Over the Counter Bulletin Board under the symbol "INKS.OB" were $2.88 and $1.85, respectively, and there were approximately 51 holders of record of the common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2006. Our stockholder approved equity compensation plans consist of the 2002 Employee, Director and Consultant Stock Option Plan. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

                                                                                        NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                       NUMBER OF SECURITIES TO BE                                   FUTURE ISSUANCE UNDER EQUITY
                        ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE   COMPENSATION PLANS (EXCLUDING
                     OUTSTANDING OPTIONS, WARRANTS       PRICE OF OUTSTANDING         SECURITIES REFLECTED IN
PLAN CATEGORY                 AND RIGHTS            OPTIONS, WARRANTS AND RIGHTS           COLUMN (A))
-------------                 ----------            ----------------------------           -----------
                                  (A)                             (B)                           (C)
Equity
compensation plans
approved by
security holders               1,962,400                         $1.520                      749,850
Equity
compensation plans
not approved by
security holders                 906,239                         $1.257                            0
                               ---------                                                     -------
       TOTAL                   2,868,639                                                     749,850

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

     o Commonwealth Associates, L.P. warrants, dated July 5, 2002, July 31, 2002 and September 6, 2002: We issued warrants to purchase shares of InkSure Delaware common stock in connection with Commonwealth's role as placement agent in a private placement of InkSure Delaware's securities. The warrants were to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at an exercise price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. As of December 31, 2006, warrant holders had exercised 273,161 warrants.

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

     o June 14, 2006 warrant issued to Mr. Peter McMullin: We issued a warrant to Mr. McMullin to purchase up to 90,000 shares of our common stock in connection with services he rendered to us. The warrant will expire in 5 years and has an exercise price of $1.60 per share.

     o June 14, 2006 warrant issued to Jesup and Lamont securities corporation: We issued a warrant to Jesup and Lamont securities corporation to purchase up to 10,000 shares of our common stock in connection with services they rendered to us. The warrant will expire in 5 years and has an exercise price of $1.60 per share.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

     We consummated the following equity transactions, each exempt from the registration requirements under Section 4(2)and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:

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

MARCH 2005 WARRANT ISSUANCE

     On March 15, 2005, in connection with services rendered to us by us Mr. Jerry Falkner, we issued a warrant to Mr. Falkner to purchase up to 50,000 shares of our common stock. The warrant will expire in 10 years and has an exercise price of $1.40 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     In this section, "Management's Discussion and Analysis," references to "we," "us," "our," and "ours" refer to InkSure Technologies, Inc., and its consolidated subsidiaries.

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

OVERVIEW

     We specialize in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud, and diversion. By creating "Smart Protection" systems from proprietary machine-readable authentication technologies, we help companies and organizations worldwide regain control over their most valuable assets, their products, their reputation and their revenues. We employ a team of experts in the fields of material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security systems for data and asset integrity within the customers' existing infrastructure and environment.

     Our SmartInk(TM) solutions enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings. The combination of markers, inks and materials produce electro-optic "signatures," unique codes that are seamlessly incorporated into the printed media used by the customer. Proprietary computerized readers, available in hand-held, stationary and modular kit configurations, quickly verify these codes by manual or automatic operation. By focusing on customer-driven solutions, we are able to offer added value through enhanced reader functionality, including high-speed automatic sorting, one-to-many code matching, first and second level track and trace, code activation at the point of distribution and detrimental authentication for debit applications. The inherent flexibility of our technology also enables overlaying the machine-readable codes onto holograms and other overt features, resulting in multi-layered security that is both effective and economical.

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

REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. In the 2006 fiscal year, approximately 64% of our revenues were earned from customers located in the United States.

COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses.

     Our cost of revenues consists primarily of materials, including taggants and electronic and optical parts, sub-contractors and compensation costs for our operations staff.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2006. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements," or SAB No. 104, when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. When a right of return exists, we defer revenues until the right of return expires. We do not grant a right of return to our customers.

     Revenues from certain arrangements may include multiple elements within a single contract. Our accounting policy complies with the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

     In cases where we have partial delivery at the cut off dates and no fair value exists for the undelivered elements revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

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

     DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that the company has a history of losses, it is likely that the deferred tax will not be realized, therefore a valuation allowance of approximately $2,713,000 has been recorded as of December 31, 2006.

A.   RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes located elsewhere in this Report. The financial statements have been prepared in accordance with US Generally Accepted Accounting Principles, or GAAP.

     This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

                                YEAR ENDED DECEMBER 31,

                                  2006          2005
                                  ----          ----

Revenues                           100%          100%
Cost of Revenues                    43            48
                                  ----          ----
Gross profit                        57            52

Operating expenses:
Research and development            59            54
Selling and marketing               95            95
General and administrative          68            38
Total operating expenses           222           188

Operating loss                    (165)         (136)
Financial income, net                9             0
                                  ----          ----
Net loss                          (155)         (136)
                                  ====          ====

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

     REVENUES. Revenues consist of gross sales of products. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. This affected our results in 2006. Our revenues increased by $376,000, or 23%, to $2,002,000 in 2006 from $1,626,000 in
2005.

     COST OF REVENUES. Cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $79,000, or 10%, to $863,000 in 2006, from $784,000 in 2005. The increase in cost of revenues is mainly due to the increase of sales, offset by the decrease of cost as a percentage of revenues. Cost of revenues as a percentage of sales was 43 % in 2006, compared with 48% in 2005. The decrease in cost of revenues as a percentage of sales is the result of our continued efforts to reduce the bill of material of our products. Cost of revenue included a non-cash expense of $8,000 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors and other related costs. Research and development expenses increased by $311,000, or 36%, to $1,186,000 in 2006 from $875,000 in
2005. This increase in research and development expenses is primarily related to the development and implementation of our RFID technology, and to a non-cash expense of $76,000 as a result of the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $354,000, or 23%, to $1,903,000 in 2006, from $1,549,000 in 2005. This increase in selling and marketing expenses was primarily due to higher marketing expenses related to the new sales agreements we have entered into, to a new Vice President of Sales for the Far East and to a non-cash expense of $176,000 as a result of the implementation of SFAS No. 123(R). We believe that our significant investment in sales and marketing activities over time will contribute to our short-term and long-term sales levels.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, office maintenance, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $727,000, or 116%, to $1,352,000 in 2006, from $625,000 in 2005. This increase was primarily due to a non-cash expense of $631,000 as a result of the implementation of SFAS No. 123(R).

     FINANCIAL INCOME, NET. Financial income, net, amounted to $190,000 in 2006, versus an expense of $6,000 in 2005. The financial income was primarily due to non-cash financial income relating to the convertible notes issued on September 2005.

     NET LOSS. We had a net loss of $3,112,000 in 2006, compared with a net loss of $2,213,000 in 2005, which is an increase of $899,000, or 41%. The increase in net loss in 2006 in comparison with 2005 is primarily due to our increase in operating expenses and to a non-cash expense of $891,000 as a result of the implementation of SFAS No. 123(R).

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $15,099,000 as of December 31, 2006, and had a working capital (current assets less current liabilities) of approximately $3,035,000 as of December 31, 2006.

     Capital expenditures were approximately $103,000 in 2006 and $188,000 in 2005. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures for the year ending December 31, 2006.

     As of December 31, 2006, we had cash, cash equivalents and short-term deposits of approximately $2,412,000, compared to $5,089,000 in 2005. This decrease is primarily the result of our continuing investments in research and development and selling and marketing expenses. We had no short-term bank credit in each of 2006 and 2005.

     We generated negative cash flow from operating activities of approximately $3,019,000 in 2006 compared to $1,748,000 in 2005.

     We believe that cash generated from operations and cash from the 2005 private placement will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next 12 months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

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

     Our research and development expenses were approximately $775,000 in 2004, $875,000 in 2005 and $1,186,000 in 2006. To date, all research and development expenses have been charged to operating expense as incurred.

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France, Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States (US6,922,146), while it is still being examined in Europe. Regarding our forth patent family, we have recently filed an International Patent Application (PCT). In addition, regarding our fifth patent family, we have only recently filed a Provisional Patent Application with the United Stated Patent and Trademark Office, and we will need to decide by September 2007 on how to proceed.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments as of December 31, 2006 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is $101,000 until September 2007. See Note 8 to the Consolidated Financial Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

                                  RISK FACTORS

     ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ WITH CAUTION. STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB UNDER THE CAPTIONS "DESCRIPTION OF BUSINESS," "MANAGEMENT'S DISCUSSION AND ANALYSIS," AND ELSEWHERE IN THIS FORM 10-KSB, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT, CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, INCLUDING THOSE DESCRIBED IN THIS FORM 10-KSB UNDER THE CAPTION "RISK FACTORS," THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," OR "INTENDS," TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE IN THIS FORM 10-KSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. INVESTORS SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WELL AS THE RISKS DESCRIBED ELSEWHERE IN THIS FORM 10-KSB.

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOWS AND THUS MAY NOT BE PROFITABLE IN THE FUTURE.

     We have incurred substantial losses and negative cash flows since our inception. We had an accumulated deficit of approximately $15,099,000 at December 31, 2006 and had a working capital (current assets less current liabilities) of approximately $3,035,000 at December 31, 2006. We incurred losses of approximately $3,112,000 for the year ended December 31, 2006. We expect to spend significant amounts to enhance our products and services, develop further sales and operations, and fund expansion. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

IF WE CONTINUE TO RELY ON TWO MAJOR CUSTOMERS FOR MOST OF OUR REVENUES, THE LOSS OF SUCH CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

     For the fiscal year ended December 31, 2006, sales to two of our customers in the United States accounted for approximately 58% of our revenues. The loss of this customers, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

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

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in United States, France, Germany, Switzerland and United Kingdom. Our third patent family has been matured into a patent granted in the United States, while it is still being examined in Europe. Regarding our forth patent family, we have recently filed an International Patent Application (PCT). In addition, regarding our fifth patent family, we have only recently filed a Provisional Patent Application with the United Stated Patent and Trademark Office.

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

     InkSure Ltd. has non-competition agreements with all of its employees. These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, we have been advised by our Israeli counsel, Yossi Avraham, Arad & Co., that Israeli courts are reluctant to enforce non-compete undertakings of former employees.

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

     InkSure Ltd. is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Certain of the directors and InkSure Ltd.'s professional advisors are residents of Israel or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon InkSure Ltd. or upon any such directors or professional advisors or to realize in the United States upon judgments of United States' courts predicated upon civil liability of InkSure Ltd. or such persons under United States federal securities laws. InkSure Ltd. has been advised by our Israeli counsel, Yossi Avraham, Arad & Co., that Israeli courts may not (i) enforce judgments of United States' courts obtained against InkSure Ltd. or such directors or professional advisors predicated solely upon the civil liabilities provisions of United States' federal securities laws, or (ii) impose liabilities in original actions against InkSure Ltd. or such directors and professional advisors predicated solely upon such United States' laws. However, subject to certain time limitations, Israeli courts will enforce foreign (including United States) final executory judgments for liquidated amounts in civil matters, obtained after due trial before a court of competent jurisdiction which recognizes similar Israeli judgments, provided that (1) due process has been observed, (2) such judgments or the execution thereof are not contrary to Israeli law, public policy, security or sovereignty, (3) such judgments were not obtained by fraud and do not conflict with any other valid judgment in the same matter between the same parties and (4) an action between the same parties in the same matter is not pending in any Israeli court at the time the law suit is instituted in the foreign court.

WE HAVE A STOCKHOLDER THAT IS ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

     ICTS International, N.V. and its affiliates beneficially own, as of March 19, 2006, 4,670,555 shares of our common stock, representing approximately 29.5% of our outstanding common stock. Such ownership interest gives ICTS and its affiliates substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target.

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

THE TRADING OF OUR COMMON STOCK IS VOLATILE WHICH MAY PREVENT A STOCKHOLDER FROM SELLING ITS STOCK AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to March 21, 2007, our common stock traded at prices ranging from $4.03 to $1.22. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

     Of the 15,838,597 shares of common stock held by our present stockholders as of December 31, 2006, 7,260,645 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not our affiliate and who has satisfied a two-year holding period. In addition, 3,500,000 shares of common stock underlying both current options to purchase our common stock and future issuances of options to purchase our common stock are being registered for resale. The substantial number of shares eligible for sale could cause our common stock price to be less than it would be in the absence of such an offering, whether or not such shares are actually sold, and sales of a significant number of such shares at any one time could further decrease our stock price.

WE WILL FACE A NEED FOR ADDITIONAL CAPITAL AND MAY NEED TO CURTAIL OUR OPERATIONS IF IT IS NOT AVAILABLE.

     We believe that our current cash and cash equivalents will satisfy our operating capital needs for at least the next twelve months based upon our currently anticipated business activities. On September 30, 2005, we completed a private placement of convertible notes in the aggregate principal amount of $6,000,000. However, we will need additional capital, if we undertake large projects. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which would adversely affect our prospects, business, operating results and financial condition by forcing us to curtail our operations or not pursue opportunities which present themselves.

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

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANVCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information set forth under the caption "Directors, Executive Officers, Promoters, Control Persons," "Corporate Governance," "Compliance with Section 16(a) of the Exchange Act" and "Code of Ethics" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about June 25, 2007 is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     The information set forth under the caption "Executive Compensation" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about June 25, 2007 is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about June 25, 2007 is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information set forth under the captions "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about June 25, 2007 is hereby incorporated by reference.

ITEM 13. EXHIBITS.

EXHIBIT NO.    DESCRIPTION

2.1 Agreement and Plan of Merger, dated July 5, 2002, by and among the Company, LILM Acquisition and InkSure Delaware (previously filed as exhibit A to the Company's Definitive Information Statement on Schedule 14C filed with the Commission on October 8,
               2002).

3.1 Certificate of Change in Number of Authorized Shares of Class and Series of the Company (previously filed as exhibit 3.1 to the Company's Current Report filed on Form 8-K with the Commission on November 8, 2002).

3.2 Certificate of Amendment of Articles of Incorporation of the Company (previously filed as exhibit 3.2 to the Company's Current Report filed on Form 8-K with the Commission on November 8,
               2002).

3.3 Articles of Incorporation of the Company (previously filed as exhibit 3.1 to the Company's General Form of Registrants of Securities of Small Business Issuers filed on Form 10-SB with the Commission on June 10, 1998).

3.4            Amendment to By-Laws of the Company (previously filed as exhibit
               3.4 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2002).

3.5 By-Laws of the Company (previously filed as exhibit 3.2 to the Company's General Form of Registrants of Securities of Small Business Issuers filed on Form 10-SB with the Commission on June 10, 1998).

4.1 Form of Convertible Note (previously filed as exhibit 4.1 to the Company's Current Report filed on Form 8-K with the Commission on October 30, 2005).

10.1 2002 Employee, Director and Consultant Stock Option Plan (previously filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 14,
               2002).

10.2 Employment Agreement, dated as of July 13, 2006, by and among the Company and Mickey Brandt (previously filed as exhibit 10.1 to the Company's Current Report filed on Form 8-K with the Commission on July 19, 2006).

10.3 Securities Purchase Agreement, dated as of September 30, 2005, by and among the Company and the buyers listed therein (previously filed as exhibit 10.1 to the Company's Current Report filed on Form 8-K with the Commission on October 30, 2005).

10.4 Registration Rights Agreement, dated as of September 30, 2005, by and among the Company and the investors listed therein (previously filed as exhibit 10.2 to the Company's Current Report filed on Form 8-K with the Commission on October 30, 2005).

10.5 Irrevocable Transfer Agent Instruction Letter dated September 30, 2005 from the Company to Pacific Stock Transfer Company (previously filed as exhibit 10.3 to the Company's Current Report filed on Form 8-K with the Commission on October 30, 2005).

21.1 Subsidiaries of the Registrant (previously filed as exhibit 21.1 to the Company's Annual Report on Form 10-KSB filed with the Commission on March 31, 2003).

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

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certifications of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information set forth under the caption "Independent Public Accountants" in our Proxy Statement to be furnished in connection with our Annual Meeting of Stockholders to be held on or about June 25, 2007 is hereby incorporated by reference.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

       SIGNATURE                   TITLE                               DATE

/s/ Elie Housman            Chief Executive Officer,              March 27, 2007
----------------            Chairman and Director
Elie Housman               (Principal Executive Officer)

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       SIGNATURE                   TITLE                               DATE

/s/ Elie Housman            Chief Executive Officer,              March 27, 2007
----------------            Chairman and Director
Elie Housman               (Principal Executive Officer)

/s/ Mickey Brandt           Chief Financial Officer (Principal    March 27, 2007
-----------------           Financial and Accounting Officer)
Mickey Brandt

/s/ Yaron Meerfeld          Chief Operations Officer and          March 27, 2007
------------------          Director
Yaron Meerfeld

/s/ Philip M. Getter        Director                              March 27, 2007
--------------------
Philip M. Getter

/s/ Randy F. Rock           Director                              March 27, 2007
-----------------
Randy F. Rock

/s/ Albert Attias           Director                              March 27, 2007
-----------------
Albert Attias

/s/ David W. Sass           Director                              March 27, 2007
-----------------
David W. Sass

/s/ Pierre L. Schoenheimer  Director                              March 27, 2007
--------------------------
Pierre L. Schoenheimer

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2006

                            U.S. DOLLARS IN THOUSANDS

                                      INDEX

                                                                      PAGE
                                                                  ------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-2

CONSOLIDATED BALANCE SHEET                                         F-3 - F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-5

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY                     F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-8 - F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE STOCKHOLDERS OF

                            INKSURE TECHNOLOGIES INC.

     We have audited the accompanying consolidated balance sheet of InkSure Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Brightman Almagor & Co.
Brightman Almagor & Co.
Certified Public Accountants,
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 21, 2007

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                               DECEMBER 31,
                                                                  2006
                                                                 ------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $  403

  Short-term deposit                                              2,009
  Trade receivables                                                 244
  Other accounts receivable and prepaid expenses (Note 3)           437
  Inventories (Note 4)                                              506
                                                                 ------

Total current assets                                              3,599
                                                                 ------


PROPERTY AND EQUIPMENT, NET (Note 5)                                347
                                                                 ------

DEFERRED CHARGES                                                    528
                                                                 ------

GOODWILL                                                            271
                                                                 ------

Total assets                                                     $4,745
                                                                 ======

The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                            DECEMBER 31,
                                                               2006
                                                             --------

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Trade payables                                             $    228
  Employees and payroll accruals                                  144
  Accrued expenses and other payables                             192
                                                             --------

Total current liabilities                                         564
                                                             --------

Convertible notes, net (Note 7)                                 5,518
                                                             --------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

STOCKHOLDERS' DEFICIENCY:
  Stock capital (Note 9):
    Preferred stock of $ 0.01 par value -
      Authorized: 10,000,000 shares; Issued and
      outstanding: 0 shares as of 12/31/2006
      and 12/31/2005
    Common stock of $ 0.01 par value -
      Authorized: 35,000,000; Issued and outstanding:
      15,839,559 and 15,234,854 as of
      12/31/2006 and 12/31/2005 respectively                      158
  Additional paid-in capital                                   13,486
  Accumulated other comprehensive income                          118
  Accumulated deficit                                         (15,099)
                                                             --------

Total stockholders' deficiency                                 (1,337)
                                                             --------

Total liabilities and stockholders' deficiency               $  4,745
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                    2006            2005
                                                ------------    ------------

Revenues (Note 12)                              $      2,002    $      1,626

Cost of revenues                                         863             784
                                                ------------    ------------

Gross profit                                           1,138             842
                                                ------------    ------------

Operating expenses:

  Research and development, net                        1,186             875
  Selling and marketing                                1,903           1,549
  General and administrative                           1,352             625
                                                ------------    ------------

TOTAL operating expenses                               4,441           3,049
                                                ------------    ------------

Operating loss                                        (3,302)         (2,207)

Financial income (expense), net                         (125)              5
Non cash financial  income (expenses)
  related to convertible notes, net                      315             (11)
                                                ------------    ------------
Financial income (expenses), net (Note 11)               190              (6)

Net loss                                        $     (3,112)   $     (2,213)
                                                ============    ============


Basic and diluted net loss per share            $       (0.2)   $      (0.15)
                                                ============    ============

Weighted average number of shares of
  Common stock used in computing basic
  and diluted net loss per share                  15,238,942      15,071,152
                                                ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                   ACCUMULATED
                                                       ADDITIONAL     DEFERRED        OTHER                         TOTAL
                                           SHARE        PAID-IN     STOCK-BASED    COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                                          CAPITAL       CAPITAL     COMPENSATION     INCOME        DEFICIT      (DEFICIENCY)
                                          --------      --------      --------       --------      --------       --------
Balance as of January 1, 2005             $    150      $ 12,031             -       $    118      $ (9,774)      $  2,525
Grant of warrant                                 -            58           (58)             -             -              -
Amortization of deferred stock-based
  compensation                                                              46                                          46
Conversion of 368,429 warrants into
  223,278 ordinary shares                        2            71             -              -             -             73

  Net loss                                       -             -             -              -        (2,213)        (2,213)
                                          --------      --------      --------       --------      --------       --------

Balance as of December 31, 2005                152        12,160           (12)           118       (11,987)           431
Stock-  based compensation                       -           891             -              -             -            891
Amortization of deferred stock -
  based compensation                             -             -            12              -             -             12
Conversion of 380,723 warrants
  into 354,442 ordinary shares                   4           186             -              -             -            190
Conversion of 249,283 options
  into 249,283 ordinary shares                   2           249             -              -             -            251
  Net loss                                       -             -             -              -        (3,112)        (3,112)
                                          --------      --------      --------       --------      --------       --------

Balance as of December 31, 2006           $    158      $ 13,486             -       $    118      $(15,099)      $ (1,337)
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

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 ---------------------
                                                                                   2006          2005
                                                                                 -------       -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(3,112)      $(2,213)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    89           264
     Accrued severance pay, net                                                        -             4
     Decrease (increase) in trade receivables                                        115           (42)
     Non cash financial income related to convertible notes, net                    (459)            -
     Increase  in other accounts receivable and prepaid expenses                    (174)          (20)
     Decrease (increase) in inventories                                               89           (65)
     (Decrease) increase in trade payables                                          (266)          113
     Increase (decrease) in employees and payroll accruals                            22            (3)
     Increase in accrued expenses                                                      -           305
     Stock - based compensation                                                      903             -
     Decrease in other payables                                                     (227)          (91)
                                                                                 -------       -------

 Net cash used in operating activities                                            (3,019)       (1,748)
                                                                                 -------       -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (103)         (188)
   Proceeds from sales of property                                                     4             -
   Investment in short-term bank deposits                                              -        (4,357)
   Proceeds from short-term bank deposits                                          2,348             -
                                                                                 -------       -------

 Net cash used in investing activities                                             2,249        (4,545)
                                                                                 -------       -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Conversion of options to Common Stock                                             251             -
   Conversion of warrants to Common Stock                                            190            73
   Issuance of convertible notes, net of deferred charges                              -         4,741
   Issuance of warrants to purchase convertible notes                                  -           563
                                                                                 -------       -------

 Net cash provided by financing activities                                           441         5,377
                                                                                 -------       -------

 Decrease in cash and cash equivalents                                              (329)         (916)
 Cash and cash equivalents at the beginning of the year                              732         1,648
                                                                                 -------       -------

 Cash and cash equivalents at the end of the year                                $   403       $   732
                                                                                 =======       =======

Supplemental cash flow information:
Cash paid for interest                                                           $   240       $    60
                                                                                 -------       -------

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

NOTE 1: GENERAL

     a. InkSure Technologies Inc. was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, InkSure Technologies Inc. effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereafter renamed itself InkSure Technologies Inc.

          InkSure Technologies Inc. and its subsidiaries (together, "the Company") specialize in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. During 2006, the Company generated most of its revenues from major customers (see also Note 12).

          The Company conducts its operations and business with and through direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) (as of December 31, 2006, IST Operating Inc. is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of December 31, 2006, InkSure RF Inc. is inactive).

     b. As reflected in the accompanying financial statements, the Company's operations for the year ended December 31, 2006, resulted in a net loss of $3,112 and the Company's balance sheet reflects a net stockholders' deficit of $1,337. The Company had a working capital (current assets less current liabilities) of approximately $3,035.

          As of December 31, 2006, the Company had cash, cash equivalents and short-term deposits of approximately $2,412, compared to $5,089 as of December 31, 2005. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products. The Company believes that the current amount of cash, cash equivalents and short-term deposits will be sufficient for 12 months.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     b.   Financial statements in U.S. dollars:

          A majority of the U.S. subsidiary's sales is made in U.S. dollars ("the dollar"). In addition, a substantial portion of the U.S. subsidiary costs is incurred in dollars and the majority of the expenses of the Israeli subsidiary is paid in new Israeli shekels ("NIS"); however, most of the expenses are denominated in U.S. dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

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

     f.   Property and equipment, net:

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets as follows:

                                                              YEARS
                                                   -----------------------------

          Computers and peripheral equipment                   3-5
          Office furniture and equipment                       5-17
          Leasehold improvements                   Over the shorter of the term
                                                   of the lease or the life of
                                                            the asset

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     g.   Goodwill:

          Goodwill represents excess of the costs over the fair value of net assets of businesses acquired. Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") requires goodwill to be tested for impairment at least annually or between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Goodwill attributable to the reporting unit is tested for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value is determined according to a financing round between unrelated parties.

          As of December 31, 2006, no impairment losses have been identified.

     i.   Impairment of long-lived assets

          The Company's long-lived assets and certain identified intangibles are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, no impairment losses have been identified.

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

          In cases where the Company has performed partial delivery at the cut off dates and no fair value exist for the undelivered elements, revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2: SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

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

          All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, was 3,570,172 and 3,017,003 for the years ended December 31, 2006 and 2005, respectively.

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

NOTE 2: SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

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

          The trade receivables of the Company are mainly derived from sales to customers located in the United States. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. As of December 31, 2006 the Company recorded $1 as allowance for doubtful accounts. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

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

     q.   Accounting for stock-based compensation:

          Stock-Based Compensation Plans--Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No.
          123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under Company stock-based compensation plans, which are described in Note 12, "Stock-Based Compensation Plans" include stock options. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123 (revised 2004) included in Statement of Operations as follows:

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2: SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     q.   Accounting for stock-based compensation (Cont.):

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                     -------
                                                                      2006
                                                                     -------

          Cost of revenues                                           $     8
          Research and development, net                                   76
          Selling and marketing                                          176
          General and administrative                                     631
                                                                     -------
                                                                     $   891
                                                                     -------

          Net loss as reported                                       $(3,112)
          Total stock-based employee compensation determined
          under fair value based method for all awards                  (891)
                                                                     -------

          Pro forma net loss                                         $(2,221)
                                                                     =======

          Net loss per share:

          Basic and diluted as reported                              $  (0.2)
                                                                     =======

          Basic and diluted pro-forma                                $ (0.15)
                                                                     =======

          Prior to January 1, 2006, the Company accounted for share-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations. The Company also followed disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB No. 25 there was no material compensation cost recognized in the Consolidated Statement of Operations for our stock option awards.


          The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, the Consolidated Statement of Operations for prior years has not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Share-based compensation cost relating to stock options recognized in 2006 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. The estimate is based on the Company historical rates of forfeiture.

          Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under SFAS No. 123R in 2006 was $524,000. Compensation cost related to stock options recognized in our Consolidated Statement of Operations in 2006 includes (1) compensation cost for stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation cost for stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

          The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 in the years prior to the adoption of FAS No. 123R.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2: SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     q.   Accounting for stock-based compensation (Cont.):

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                                  -------
                                                                    2005
                                                                  -------


          Net loss as reported                                    $(2,213)
          Total stock-based employee compensation
          determined under fair value based method
          for all awards                                             (302)
                                                                  -------

          Pro forma net loss                                      $(2,515)
                                                                  =======

          Net loss per share:

          Basic and diluted as reported                           $ (0.15)
                                                                  =======

          Basic and diluted pro-forma                             $ (0.17)
                                                                  =======

          Under SFAS 123, the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes option pricing" method with the following weighted-average assumptions:(1) expected life of 4.5 years (2005 - 5, 2004 - 5); (2) dividend yield of 0% (3) expected volatility of 96% (2005 - 133%, 2004 - 147% ) and (4)
          risk-free interest rate of 5.1% (2005 - 4.1%, 2004 - 3.1%).

     r.   Advertising expenses:

          Advertising expenses are charged to the statements of operations as incurred. Immaterial advertising expenses were incurred in 2006 and 2005.

     S.   Recent accounting pronouncements:

          SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company is to adopt SFAS 155 on January 1, 2007. The adoption of SFAS 155 is not expected to have any effect on the Company's financial position or results of operations. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008. The company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 2: SIGNIFICANT ACCOUNTING PRINCIPLES (CONT.)

     S.   Recent accounting pronouncements (Cont.):

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company is still assessing the impacts of the adoption of FIN 48.

NOTE 3: OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                DECEMBER 31,
                                   2006
                                   ----

     Government authorities        $ 67
     Prepaid expenses                66
     Other                          304
                                   ----

                                   $437
                                   ====

NOTE 4: INVENTORIES

                                           DECEMBER 31,
                                              2006
                                              ----

     Raw materials, parts and supplies        $266
     Work in progress                            -
     Finished products                         241
                                              ----

                                              $506
                                              ====

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 5: PROPERTY AND EQUIPMENT, NET

                                               DECEMBER 31,
                                                  2006
                                                  ----
     Cost:
        Computers and peripheral equipment        $619
        Office furniture and equipment             133
        Leasehold improvements                     118
                                                  ----

                                                   870
                                                  ----
     Accumulated depreciation:
        Computers and peripheral equipment         371
        Office furniture and equipment              35
        Leasehold improvements                     117
                                                  ----

                                                   523
                                                  ----

     Depreciated cost                             $347
                                                  ====

     Depreciation expenses for the years ended December 31, 2006 and 2005, amounted to $ 89 and $ 115, respectively.

NOTE 6: ACCRUED SEVERANCE PAY

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

     Severance pay expenses amounted to $64 and $57 for the years ended December 31, 2006 and 2005, respectively.

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 7: CONVERTIBLE NOTE

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

     In accordance with the issuing of the convertible notes, the Company accrued issuance charges in the amount of $696, to be amortized over a five-year period.

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

     The Company determined that the Convertible notes contained embedded derivatives. Derivatives instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, liability or equity, depending on their characteristics. The Company determined each derivative component should be recorded as a liability. The Company valued the derivative components using Black Scholes model. The value of the derivatives as of December 31, 2006 and 2005 is $380 and $966, respectively. The derivatives will be revalued at each reporting period.

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

NOTE 7: CONVERTIBLE NOTE (CONT.)

     ISSUANCE OF WARRANTS TO PURCHASE CONVERTIBLE NOTES (CONT.)

     The Company assessed the characteristics of the warrants to purchase Convertible notes and determined that they should be recorded as a liability and valued by using Black Scholes model. The value of the warrants as of December 31, 2006 and 2005 is $152 and $296, respectively. The warrants will be revalued at each reporting period.

     As a result of recording the warrants and the derivative instruments at fair value at the date of issuance, the Company recorded a discount in the amount of $1,352, which will be amortized over a 5-year period.

                              DECEMBER 31,
                                 2006
                                -------

     Convertible note           $ 6,000
     Discount                    (1,014)
     Bifurcated embedded            380
     Warrants                       152
                                -------

                                $ 5,518
                                =======

NOTE 8: COMMITMENTS AND CONTINGENT LIABILITIES

     a.   Lease commitments:

          The Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2007. The annual minimum future rental payments under non-cancelable operating leases as of December 31, 2006, are as follows:

          YEAR ENDED DECEMBER 31,

          2007                                            $  101
                                                          ------

                                                          $  101
                                                          ======


          Total rent expenses for the years ended December 31, 2006 and 2005, were approximately $ 118 and $ 74, respectively.

          Motor vehicle lease expenses for the years ended December 31, 2006 and 2005 were approximately $ 64 and $ 47, respectively.

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

NOTE 8: COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

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

          On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of a trade secret, but not assessing any damages with respect thereto;
          (iii) requiring the defendants to cease all activity involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130K ($30.8), plus interest and VAT, which the defendants had split equally. The Company recorded a provision of NIS 65K ($15.4).

          Both the plaintiff and the defendants have filed an appeal to the court's decision, and the parties are awaiting the court's decision.

     d.   European commission grants:

          The Company has received non-royalty-bearing grants amounted to $91 from the European commission. During the years ended 31, December 2006 and 2005, the Company recognized income of $85 and $6, respectively. These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a reduction in research and development expenses.

NOTE 9: STOCK CAPITAL

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

NOTE 9: STOCK CAPITAL (CONT.)

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

          As of December 31, 2006, an aggregate of 749,850 options are still available for future grant under the Company's stock option plans.

          The following is a summary of the Company's stock options granted among the various plans:

                                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                                2006                            2005
                                                      -----------------------         -----------------------
                                                                       WEIGHTED                        WEIGHTED
                                                                       AVERAGE                         AVERAGE
                                                        AMOUNT         EXERCISE        AMOUNT          EXERCISE
                                                      OF OPTIONS        PRICE        OF OPTIONS         PRICE
                                                      ---------         -----         ---------         -----
Outstanding at beginning of year *)                   2,451,494         $0.98         2,055,294         $1.00

   Granted                                              671,000         $2.41           400,000         $1.32
   Exercised                                           (249,283)        $1.07                 -
   Forfeited                                           (432,344)        $1.20            (3,800)        $1.20
                                                     ----------                      ----------

Outstanding at end of year                            2,440,867         $1.41         2,451,494         $0.98
                                                     ==========         =====        ==========         =====

Exercisable at end of year                            1,780,500         $1.14         1,706,962         $0.92
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

NOTE 9: STOCK CAPITAL (CONT.)

     c.   Stock options (Cont.):

          The options outstanding as of December 31, 2006, have been separated into ranges of exercise price as follows:

                                                                                       WEIGHTED
                          OPTIONS        WEIGHTED                       OPTIONS         AVERAGE
                        OUTSTANDING      AVERAGE       WEIGHTED      EXERCISABLE       EXERCISE
    RANGE OF               AS OF        REMAINING      AVERAGE          AS OF          PRICE OF
    EXERCISE            DECEMBER 31,   CONTRACTUAL     EXERCISE      DECEMBER 31,       OPTIONS
     PRICE                  2006       LIFE (YEARS)     PRICE            2006         EXERCISABLE
    --------             ---------         ----         -----         ---------         -----
$    0.8 - 1.35          1,683,867         1.80         $1.02         1,498,507         $0.99
$    1.45 - 2.56           802,400         3.55         $2.22           295,993         $1.97
                         ---------         ----         -----         ---------         -----

                         2,440,867         2.38         $1.41         1,774,500         $1.14
                         =========         ====         =====         =========         =====

          The company recognized compensation expenses of $891and $46 for the year ended December 31, 2006 and 2005.

     d.   Stock warrants:

          The Company has issued warrants, as follows:

                          OUTSTANDING                     EXERCISABLE
                             AS OF                           AS OF
                          DECEMBER 31,                    DECEMBER 31,
ISSUANCE DATE                2006        EXERCISE PRICE      2006         EXERCISABLE THROUGH
-------------                ----        --------------      ----         -------------------
July 2002 (1)              1,282,614         $2.17         1,282,614         July 2007
September 2002 (1)           108,695         $2.17           108,695         September 2007
September 2002 (2)           277,772         $1.61           277,772         September 2007
April 2004 (3)             1,794,118         $1.00         1,794,118         April 2009
March 2005(4)                 50,000         $1.40            50,000         March 2015
June 2006 (5)                100,000         $1.60           100,000         June 2011
                           ---------                       ---------

                           3,613,199                       3,613,199
                           =========                       =========

          (1)  Issued to investors in the 2002 private placement.

          (2)  Issued to underwriters of the 2002 private placement.

          (3)  Issued to investors in the 2004 private placement.

          (4)  Issued to a consultant of the company

          (5)  Issued to a consultant of the company

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

NOTE 10: TAXES ON INCOME

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

     b.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       ---------------------
                                                        2006           2005
                                                       -------       -------

Net operating loss carryforward                        $ 2,531       $ 2,706
Other deductions for tax purposes                          182           249
                                                       -------       -------

Net deferred tax asset before valuation allowance        2,713         2,955
Valuation allowance                                     (2,713)       (2,955)
                                                       -------       -------

Net deferred tax asset                                 $     -       $     -
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

          Net loss consists of the following:

                       YEAR ENDED DECEMBER 31,
                        ---------------------
                         2006          2005
                        -------       -------

          Domestic      $(1,577)      $(1,005)
          Foreign        (1,535)       (1,208)
                        -------       -------

                        $(3,112)      $(2,213)
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

NOTE 10: TAXES ON INCOME (CONT.)

     d.   Tax loss carryforwards:

          Net operating loss carryforwards as of December 31, 2006 are as follows:

          Israel                                  $ 5,564
          United States *)                          6,017
                                                  -------

                                                  $11,581
                                                  =======

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

NOTE 11: FINANCIAL INCOME (EXPENSES), NET

                                                      YEAR ENDED DECEMBER 31,
                                                        -----------------
                                                        2006         2005
                                                        -----       -----

Interest, bank charges and fees, net                    $ (99)      $  (7)
Foreign currency translation differences                  (26)         12

Non cash income (expenses) related to
  convertible notes, net                                  315         (11)
                                                        -----       -----

                                                        $ 190       $  (6)
                                                        =====       =====

                                                       INKSURE TECHNOLOGIES INC.
                                                            AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

NOTE 12: MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

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

     The following data presents total revenue for the years ended December 31, 2006 and 2005, based on the customer's location and long-lived assets as of December 31, 2006 and 2005:

                               2006                    2005
                        ------------------      ------------------
                        TOTAL     LONG-LIVED     TOTAL    LONG-LIVED
                       REVENUES     ASSETS      REVENUES    ASSETS
                        ------      ------      ------      ------

     United States      $1,273      $  293      $1,215      $  301
     Export:
        Israel               8         324           -         307
        Turkey             514           -         407           -
        Other              207           -           4           -
                        ------      ------      ------      ------

                        $2,002      $  617      $1,626      $  608
                        ======      ======      ======      ======

     Major customer data as a percentage of total revenues, is as follows:

                                YEAR ENDED DECEMBER 31,
                                   --------------
                                   2006      2005
                                   ----      ----

     Customer A                     41%      42%
     Customer B                     19%      17%
     Customer C                     17%      31%
     Customer D                     10%       *

     * Represent a percentage lower than 10%