Form 10KSB/A
period 2006-12-31
INKSURE TECHNOLOGIES INC.
filed 2007-04-30
CIK 1062128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended DECEMBER 31, 2006.

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from ______ to ______

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

                               Yes [_]     No [X]

Issuer's revenues for its most recent fiscal year. $2,002,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 27, 2007 was $2.07.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

As of April 27, 2007, 15,915,441 shares of the issuer's common stock, par value $0.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-KSB of InkSure Technologies Inc. for the year ended December 31, 2006 (the "Original Report") is to include the disclosure required in Part III, Items 9, 10, 11, 12 and 14. Except for Items 9, 10, 11, 12 and 14 no other information included in the Original Report is amended or changed by this Amendment. As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Except as otherwise expressly stated herein for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                                      1
ITEM 10.    EXECUTIVE COMPENSATION                                            3
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        6
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE                                                      9
ITEM 13.    EXHIBITS                                                          9
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                           11

SIGNATURE PAGE                                                               13

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information concerning our executive officers and directors, their ages, their offices in the company, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of April 27, 2007:

     NAME                  AGE    POSITION
     ----                  ---    --------

EXECUTIVE OFFICERS
  Elie Housman              70    Chief Executive Officer, Chairman and Director
  Mickey Brandt             51    Chief Financial Officer, Vice President,
                                  Secretary and Treasurer
  Yaron Meerfeld            47    Chief Operating Officer and Director

NON-EMPLOYEE DIRECTORS
  Albert Attias             78    Director
  Philip M. Getter          69    Director
  David W. Sass             71    Director
  Pierre L. Schoenheimer    73    Director
  Randy F. Rock             55    Director
  Samuel N. Seidman         73    Director

     ELIE HOUSMAN joined us in February 2002 as chairman and as a director. As of May 2005, he was also appointed as our chief executive officer. At present, Mr. Housman is a director of two public companies, ICTS International, N.V., a prominent aviation security company listed on The Nasdaq Stock Market (ICTS), and EVCI Career Colleges Incorporated, which is listed on The Nasdaq Stock Market and the Boston Stock Exchange (EVCI). In addition, Mr. Housman serves as a director for a number of privately held companies in the United States. Mr. Housman holds a B.A. and M.A. in economics from The New School for Social Research.

     MICKEY BRANDT C.P.A. joined us in September 2006 as vice president, chief financial officer, secretary and treasurer. From March 2000 until September 2006, he was the chief financial officer of Mofet Venture Capital Fund, an Israeli venture capital fund that trades on the Tel Aviv Stock Exchange (TASE:
MOFT). At Mofet, he was responsible for all financial activities of the fund and provided financial assistance and advice to the fund's portfolio companies. Mr. Brandt is a Certified Public Accountant (Israel) and holds a B.A. in Accounting and Economics from Tel Aviv University and an M.B.A. from the Graduate School of Business Administration of Northeastern University in Boston.

     YARON MEERFELD joined us in November 2001 as chief executive officer and as a director. As of May 2005, he resigned as the chief executive officer and was appointed as our chief operating officer. Prior to joining us, Mr. Meerfeld developed expertise in authentication and multi-layered security systems for documents, passports, ID cards and smart cards as managing director of Kromotek, Inc. and as the vice president for Sales and Marketing at SuperCom Ltd. Mr. Meerfeld holds a B.Sc. in Economics and Business from Bar Ilan University and an M.B.A. from Tel Aviv University in Israel.

     ALBERT ATTIAS joined us in March 2002 as a director. Since September 1996, Mr. Attias has been the president of The El-Ad Group, Ltd. and also served as a director of The El-Ad Group, Ltd. until 2004. Prior to September 1996, Mr. Attias was Deputy General Manager in the Mercantile Discount Bank, Ltd. in Tel Aviv for twelve years. Previously, Mr. Attias worked at Barclays Bank.

     PHILIP M. GETTER joined us in January 2004 as a director and serves as the chairman of our Audit Committee. From December 2000 until 2004, Mr. Getter was a partner of DAMG Capital LLC, an investment bank and, since 1985, he has been the managing member of GEMPH Development LLC, a private advisory firm. Mr. Getter has more than 30 years of experience in the securities industry and he currently serves as a director and chairman of the Audit Committees of ICTS International, N.V., a prominent aviation security company listed on The Nasdaq Stock Market
(ICTS), and EVCI Career Colleges Incorporated, which is listed on The Nasdaq Stock Market and the Boston Stock Exchange (EVCI). He has been a member of the League of American Theatres and Producers, serves as advisor to the American Theatre Wing and is a Trustee of the Kurt Weill Foundation for Music. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in Industrial Relations from Cornell University.

     DAVID W. SASS joined us in February 2003 as a director. Mr. Sass was the secretary and a director of Pioneer Commercial Funding and a director and officer of several other private companies. For the past 46 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS International N.V., a prominent aviation security company listed on The Nasdaq Stock Market (ICTS), and an honorary trustee of Ithaca College. Mr. Sass holds a B.A. from Ithaca College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law.

     PIERRE L. SCHOENHEIMER has been a director of the company since August 2006. Mr. Schoenhiemer is the managing director of Radix Organization, Inc., a private investment banking firm, which he founded in 1970. He is a director of Atelier 4, a logistics firm specializing in the care and transport of fine art and antiquities, which he joined in November 2005. From January 1998 until December 2005, Mr. Schoenheimer was a principal of Radix Capital Management, LLC, a General Partner in the Austin Capital & Radix Sterling Fund, Ltd., a Fund of Hedge Funds, which he also co-founded. Mr. Schoenheimer holds a B.A. from the New England College B.A., a M.S. in Business from Columbia University and participated in the Owner/President Management Program (OPM) at Harvard University.

     RANDY F. ROCK has been a director of the company since February 2007. He is a partner at G.C. Andersen Partners, LLC, a private merchant banking and advisory firm and has over 25 years of experience in capital-raising, complex restructuring and advisory and agency services for a broad range of companies, both in size and industry. Before joining G.C. Andersen Partners in February 2004, Mr. Rock was a managing director at Ryan Beck & Co. Mr. Rock received his B.A., CUM LAUDE, from Columbia College and his J.D. from Columbia University School of Law.

     SAMUEL N. SEIDMAN has been a director of the company since March 2007. Mr. Seidman presently is the president, chief executive officer and chairman of the board of directors of Productivity Technologies, Inc., a public company which produces automation systems for the metal forming industry, and fabricates electrical control panels. He has served as director of the Asian International Bank, AMREP Corporation (NYSE), Kane Miller Corporation (NYSE), Harken Oil and Gas (OTC), Morse Electro Products Corporation (OTC), The Penn Corporation (OTC), Pennsylvania Engineering Corporation (ASE), Scanforms, Inc. (OTC), The Summit Organization, Inc. (ASE), SES, Inc. (a joint venture with Shell Oil Company), Universal Container Corporation (OTC). He also has served as chairman of the board of directors of Victoria Station Corporation (OTC) and the chairman of the board of directors of Crystal Oil Company (OTC). He has served as Chairman, Economic Development Committee, the City Club of New York, as trustee, and Member of the Finance Committee, the Brookdale University Hospital and Medical Center. He has been a member of the board of advisors and Contributors, JOURNAL OF ACCOUNTING, AUDITING, AND FINANCE; the Philippine Committee of the Asia Society; the International Economists Club of New York; the American Economic Association; and The University Club. Mr. Seidman received a B.A. from Brooklyn College and a Ph.D. in Economics from New York University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company's directors and officers, and persons who own more than 10% of the common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock and other equity securities of the company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the company with copies of all
Section 16(a) forms they file.

     To the company's knowledge, based solely on review of the copies of such reports furnished to the company and written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, except that a Form 4 was filed late by Messrs. Bigon, Acks, Lineberger, Housman, Meerfeld, Attias, Getter and Sass (each as to one transaction) and a Form 3 was filed late by Mr. Brandt (as to one transaction).

CODE OF ETHICS

     The company has adopted a code of conduct and ethics that applies to all of its employees, including its Chief Executive Officer and Chief Financial and Accounting Officers. The text of the code of conduct and ethics is available on our website, www.inksure.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of any such amendment or waiver, unless website posting of such amendments or waivers is then permitted by the rules of the OTC Electronic Bulletin Board.

CORPORATE GOVERNANCE

     AUDIT COMMITTEE. During the fiscal year ended December 31, 2006, there were four meetings of the Audit Committee. The Audit Committee currently has two members: Messrs. Philip M. Getter (Chairman) and Samuel N. Seidman, each of whom is an independent director, as defined in Item 407 of Regulation S-B of the Securities Act. The Audit Committee's role and responsibilities are set forth in a written charter and include the authority to make recommendations to the board regarding the appointment or termination of the independent auditors, review the annual financial statements and the unaudited interim financial statements, review the integrity of the financial reporting processes, both internal and external, consider matters relating to accounting principles and practices and internal controls and review the scope of annual audits. All members of the Audit Committee satisfy the current independence standard promulgated by the SEC, as such standards apply specifically to members of audit committees. The board of directors has determined that Philip M. Getter is an "audit committee financial expert" as the SEC has defined that term in Item 407 of Regulation S-B of the Securities Act.

     The company does not have a standing nominating committee or a charter. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. The entire board of directors currently operates as the nominating committee for the company. Of the eight directors currently serving on the board of directors, the company believes that Philip M. Getter, David W. Sass, Albert Attias, Pierre Lucien Schoenheimer, Randy F. Rock and Samuel N. Seidman are independent directors within the meaning of Marketplace Rules of The Nasdaq Stock Market LLC and the relevant securities laws and regulations regarding the independence of directors. There is no formal process or policy that governs the manner in which the company identifies potential candidates for the board of directors. Historically, however, the board of directors has considered several factors in evaluating candidates for nomination to the board of directors, including the candidate's knowledge of the company and its business, the candidate's business experience and credentials, and whether the candidate would represent the interests of all the company's stockholders as opposed to a specific group of stockholders. The company does not have a formal policy with respect to its consideration of board of directors nominees recommended by stockholders of the company. However, the board of directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the board of directors to be considered for inclusion in the proxy statement relating to the company's annual meeting of stockholders to be held in 2008, should do so in writing to be received by the company at 1770 N.W. 64th Street, Suite 350, Fort Lauderdale, FL 33309, Attn:
Chief Financial Officer, no later than January 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and 2005 to (1) our Chief Executive Officer and (2) our two most highly compensated executive officers, other than our Chief Executive Officer, who earned more than $100,000 during the fiscal year ended December 31, 2006. The table includes an additional executive who would have been among the two most highly compensated executive officers, other than our Chief Executive Officer, except for the fact that he was not serving as an executive officer of the company as of the end of December 31, 2006.

                                                              BONUS        OPTION
                                                               ($)         AWARDS            ALL OTHER
  NAME AND PRINCIPAL POSITION       YEAR      SALARY ($)       (1)           ($)          COMPENSATION ($)          TOTAL ($)
  ---------------------------       ----      ----------       ---           ---          ----------------          ---------

Elie Housman,                       2005       110,000          -             -                  -                   110,000
CHIEF EXECUTIVE OFFICER             2006       120,000          -          87,600                -                   207,600

Yaron Meerfeld,                     2005       142,000          -             -                12,000                154,000
CHIEF OPERATING                                                                                 (2)
OFFICER                             2006       145,000          -          107,800             12,000                264,800
                                                                                                (2)

Mickey Brandt,                      2005          -             -             -                  -                      -
VICE PRESIDENT,
CHIEF FINANCIAL                     2006        52,000                     25,300              4,000                  81,300
OFFICER, SECRETARY AND                                                                          (2)
TREASURER (3)

Eyal Bigon,                         2005       128,000          -             -                12,000                140,000
 VICE PRESIDENT, CHIEF                                                                          (2)
FINANCIAL OFFICER, SECRETARY        2006       104,000          -             -                8,000                 112,000
AND TREASURER(4)                                                                                (2)

-----------------------

(1) We have not paid nor will we pay any cash bonuses for 2005 and 2006 performance.

(2) Reflects expenses incurred by the company in connection with leasing and using a car.

(3) Mr. Brandt commenced employment with us on July 13, 2006. His annual salary for fiscal year 2006 was $52,000.

(4) Mr. Eyal Bigon's last date of employment as our Chief Financial Officer, Secretary and Treasurer was August 30, 2006.

EMPLOYMENT AGREEMENTS

     On May 23, 2005, the company's board of directors appointed Elie Housman, chairman of the company, to the position of chief executive officer of the company. Mr. Housman has remained chairman and a director of the company. Mr. Housman has an employment agreement with the company. The agreement provides for an annual base salary of $120,000. Pursuant to the agreement, Mr. Housman has been granted an option to purchase 250,000 shares of the company's common stock, which options expire five years from the date of grant and are exercisable at a price per share of $1.30. The agreement will expire in February 2008 and either party may terminate the agreement on ten days' prior written notice or upon the occurrence of certain events constituting cause or good reason. In the event the agreement is terminated without cause or good reason, Mr. Housman would be entitled to a lump sum severance payment equal to Mr. Housman's annual base salary. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses, confidentiality and non-competition.

     On May 23, 2005, the company's board of directors appointed Yaron Meerfeld the to the position of chief operating officer of the company, effective as of the date of Mr. Meerfeld's resignation as the chief executive officer of the company. Mr. Meerfeld remains a director of the company. Mr. Meerfeld has an employment agreement with the company. The agreement provides for an annual base salary of $108,000, plus customary payments that are made to employees in Israel and the use of a company automobile. Mr. Meerfeld may terminate the agreement on 180 days' prior written notice and the company may terminate the agreement on 270 days' prior written notice, provided that the company may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses and confidentiality.

     On July 17, 2006, the company entered into an employment agreement with Mickey Brandt, the chief financial officer, vice president, secretary and treasurer of the company. The agreement provides for an annual base salary of $100,000, plus customary payments that are made to employees in Israel and the use of a company's automobile. Mr. Brandt may terminate the agreement on 90 days' prior written notice and the company may terminate the agreement on 90 days' prior written notice, provided that the company may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses, confidentiality and non-competition.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2006 for each of the executive officers named in the Summary Compensation Table.


                                                               OPTION AWARDS
                          --------------------------------------------------------------------------------------
                                                               EQUITY INCENTIVE
                          NUMBER            NUMBER OF           PLAN AWARDS:
                            OF              SECURITIES           NUMBER OF
                        SECURITIES          UNDERLYING           SECURITIES
                        UNDERLYING          UNEXERCISED          UNDERLYING
                        UNEXERCISED           OPTIONS            UNEXERCISED
                         OPTIONS                (#)                UNEARNED        OPTION EXERCISE     OPTION
                            (#)            UNEXERCISABLE           OPTIONS             PRICE          EXPIRATION
      NAME              EXERCISABLE             (2)                  (#)                ($)             DATE
---------------           -------          -------------           -------             -----          ----------
      (a)                   (b)                 (c)                  (d)                (e)              (f)
---------------           -------          -------------           -------             -----          ----------
Elie Housman(1)           478,467                -                    -                0.966           02/2009
                          200,000                                     -                 0.8            02/2019
                           50,000                                     -                 1.25           09/2009
                          125,000             125,000 (3)             -                 1.3            05/2010
                           43,334              21,666 (4)             -                 2.56           01/2001
Yaron Meerfeld(1)         200,000                                     -                 0.8            09/2009
                           50,000                                     -                 1.25           05/2010
                           53,333              26,667 (5)             -                 2.56           01/2011
Mickey Brandt(1)             -                100,000 (6)             -                 1.65           07/2011
Eyal Bigon(1)                -                   -                    -                  -                -

(1) The options were granted pursuant to our 2002 Employee, Director and Consultant Stock Plan.

(2) The outstanding option agreements issued under the company's 2002 Employee, Director and Consultant Stock Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

(3)  125,000 options will vest on May 19, 2007.

(4)  21,666 options will vest on December 1, 2008.

(5)  26,667 options will vest on January 12, 2008.

(6) 33,333 options will vest on each of July 17, 2007, July 17, 2008 and 33,334 options will vest on July 17, 2009.

                              DIRECTOR COMPENSATION

     The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2006:

                                FEE EARNED OR
                                  PAID IN               OPTION             ALL OTHER
                                   CASH                 AWARDS           COMPENSATION
NAME                                ($)                  ($)                  ($)             TOTAL ($)
----                                ---                  ---                  ---             ---------
PHILIP M. GETTER                     -                  56,800                  -               56,800
ALBERT ATTIAS                        -                  37,800                  -               37,800
DAVID W. SASS                        -                  37,800                  -               37,800
PIERRE L. SCHOENHEIMER(1)            -                  11,000                  -               11,000
JAMES E. LINEBERGER(2)               -                  45,700                  -               45,700
MICHAEL ACKS(3)                      -                  42,600                  -               42,600

--------------------------------------------------------------------------------

(1)  Mr. Schoenheimer joined our board of directors on August 22, 2006.

(2)  Mr. Linberger resigned from our board of directors on March 26, 2007.

(3)  Mr. Acks resigned from our board of directors on February 16, 2007.

     The following is a description of the standard compensation arrangement under which our directors are compensated for their service as directors, including as members of the various committees of our board.

     The company's policy is to pay no cash compensation to members of the board of directors for attendance at board of directors meetings or committee meetings.

     Directors are entitled to receive options under the company's 2002 Employee, Director and Consultant Stock Option Plan. On February 1, 2006, the company granted options to purchase shares of common stock to each of its non-employee directors for the fiscal year ended December 31, 2006. Each director received a base quantity of 24,000 options and additional options based on such person's membership in committees of the board of directors, except for Mr. Schoenheimer. A chairman of a board's committee is entitled to an additional 6,000 options and a member of a board's committee is entitled to an additional 3,000 options. The exercise price of such options was $2.65, the closing market price of our common stock on the date of grant, February 1, 2006, as reported by the Over the Counter Bulletin Board. Such options become exercisable on the first anniversary of the date of grant. During fiscal year 2006, Messrs. Getter (Chairman), Lineberger, and Acks were members of our Audit Committee, Messrs. Attias, Getter (Chairman) and Sass were members of our Compensation Committee and Messrs. Lineberger and Getter were non-employee members of our Executive Committee. Mr. Schoenheimer joined our board of directors on August 22, 2006 and received 10,000 options on the same date. The exercise price of such options was $1,85, the closing market price of our common stock on the date of grant, as reported by the Over the Counter Bulletin Board. Such options became exercisable on February 1, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of the April 27, 2007, concerning the beneficial ownership of voting securities of (i) each current member of the board of directors, (ii) certain highly compensated officers, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

     As of the April 27, 2007, we had 15,915,441 shares of common stock outstanding.

                                                             AMOUT OF SHARES
                                                              BENEFICIALLY    PERCENTAGE
                                                                OWNED(1)        OWNED
                                                               ---------        -----
DIRECTORS AND EXECUTIVE OFFICERS**
Elie Housman(2)                                                1,416,571          8.9%
Yaron Meerfeld(3)                                                847,751         5.32%
Albert Attias(4)                                                  94,000            *
Philip M. Getter(5)                                              139,765            *
David W. Sass(6)                                                 101,353            *
Pierre L. Schoenheimer(7)                                        242,500         1.52%
Randy F. Rock                                                          0            *
Samuel N. Seidman                                                      0            *

Executive officers and directors as a group (8 persons)        2,841,940        17.85%

5% STOCKHOLDERS

ICTS International N.V. (8)                                    5,146,630        32.33%
Smithfield Fiduciary LLC (9)                                   1,566,667         9.84%
James E. Lineberger (10)                                       1,294,050         8.13%

--------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

** Except as otherwise indicated, the address of each beneficial owner is c/o InkSure Technologies Inc., 1770 N.W. 64th Street, Suite 350, Fort Lauderdale, FL 33309

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of April 27, 2007. Except as indicated by footnote to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2) Includes 1,043,859 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 27, 2007.

(3) Includes 362,157 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 27, 2007.

(4) Includes 94,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 27, 2007.

(5) Includes 103,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 27, 2007.

(6) Includes 94,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 27, 2007.

(7) Includes 10,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 27, 2007 and 232,500 shares of common stock held by Plampton Ltd. of which Mr. Schoenheimer is a majority shareholder. The information regarding the holding of shares of common stock is based solely on a Form 4 filed by Mr. Schoenheimer with the SEC on April 5, 2007, which reported ownership as of March 30, 2007.

(8) Includes 544,118 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,095,218 shares of common stock and warrants to purchase 631,075 shares of common stock which are exercisable within 60 days of April 27, 2007 and are beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, Inc.; and 876,219 shares of common stock owned by ICTS International N.V. ICTS Information Systems, B.V.'s address is One Rockefeller Plaza, Suite 2412, New York, NY 10020 and ICTS International N.V.'s address is Biesbosch 225, 1181 JC Amstelveen, The Netherlands. The information regarding the holding of shares of common stock is based on a Schedule 13D (Amendment No. 4) filed by ICTS International, N.V. and ICTS-USA, Inc. with the SEC on April 10, 2007, which reported ownership as of April 10, 2007 and the company's records.

(9) Includes 1,566,667 shares of common stock underlying convertible notes which are currently convertible within 60 days. Smithfield Fiduciary LLC's address is c/o Highbridge Capital Management, LLC, 9 West 57th Street, 27th Floor, New York, New York 10019.

(10) Includes 114,000 shares of common stock underlying options which are currently exercisable or exercisable within 60 days owned by James E. Lineberger; 100,000 shares of common stock owned by the James E. Lineberger IRA; 457,619 shares of common stock, 255,744 shares of common stock underlying a warrant, which is currently exercisable or exercisable within 60 days, and 100,000 shares of common stock underlying convertible notes, which are currently issuable or issuable within 60 days, held by the Irrevocable Trust of James E. Lineberger u/a 12/17/98; 113,235 shares of common stock and 153,452 shares of common stock underlying a warrant, which is currently exercisable or exercisable within 60 days, held by L&Co., LLC. Mr. Lineberger is the Managing Member of Lineberger & Co., LLC. Lineberger & Co., LLC is the Manager of L & Co., LLC. Mr. Lineberger has no pecuniary interest in such securities owned by L & Co., LLC. The address of Mr. Lineberger, L&Co., LLC, Lineberger & Co., LLC and Irrevocable Trust of James E. Lineberger u/a 12/17/98 is c/o Lineberger & Co., LLC, 1120 Boston Post Road, Darien, CT 19803. The information is based on Form 4 filed by James E. Lineberger with the SEC on December 11, 2006, December 7, 2006 and November 29, 2006, and the company's records.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2006. Our stockholder-approved equity compensation plan consists of the 2002 Employee, Director and Consultant Stock Option Plan. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

                                                                                               NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE   FUTURE ISSUANCE UNDER EQUITY
                                    ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         COMPENSATION PLANS
                                OUTSTANDING OPTIONS, WARRANTS    OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
      PLAN CATEGORY                       AND RIGHTS                      RIGHTS             REFLECTED IN COLUMN (A))

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

     We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have either already registered or will register for resale the common stock underlying all of these plans.

     o Commonwealth Associates, L.P. warrants, dated July 5, 2002, July 31, 2002 and September 6, 2002: We issued warrants to purchase shares of InkSure Delaware common stock in connection with Commonwealth's role as placement agent in a private placement of InkSure Delaware's securities. The warrants were to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at an exercise price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly-owned subsidiary, these warrants to purchase shares of InkSure Delaware common stock were converted into warrants to purchase shares of our common stock. As of December 31, 2006, warrant holders had exercised 273,161 warrants.

     o Elie Housman option, dated February 6, 2002: We issued an option to purchase up to 478,469 shares of InkSure Delaware common stock at an exercise price of $0.966 per share, with an expiration date of February 6, 2009. In connection with the merger of InkSure Delaware with our wholly-owned subsidiary, these options to purchase shares of InkSure Delaware common stock were converted into options to purchase shares of our common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

     Our Audit Committee reviews and approves in advance all related-party transactions. There have been no transactions during fiscal year 2006 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates or with any "related person" as the SEC has defined that term in Item 404 of Regulation S-B of the securities Act.

DIRECTOR INDEPENDENCE

     As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For purposes of preparing the disclosures in this Report on Form 10-KSB/A regarding director independence, we have used the definition of "independent director" set forth in the Marketplace Rules of The Nasdaq Stock Market and the relevant securities laws and regulations regarding the independence of directors. The Nasdaq listing standards define an "independent director" generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director's exercise of independent judgment. Consistent with these standards, the company believes that Philip M. Getter, the chairman of the Audit Committe, David W. Sass, Albert Attias, Pierre Lucien Schoenheimer, a member of the Compensation Committee, Randy F. Rock, the chairman of the Compensation Committee and Samuel N. Seidman, a member of the Audit Committee, are independent directors.

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

23.1 Consent of Brightman Almagor & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu. (previously filed as exhibit 23.1 to the Company's Annual Report filed on Form 10-KSB with the Commission on March 27, 2006).

23.2           Consent of Yossi Avraham, Arad & Co. (previously filed as exhibit
               23.2 to the Company's Annual Report filed on Form 10-KSB with the Commission on March 27, 2006).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certifications of Chief Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as exhibit 32.1 to the Company's Annual Report filed on Form 10-KSB with the Commission on March 27, 2006).

*    Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents fees for professional audit services rendered by Brightman Almagor & Co., CPA, a member firm of Deloitte Touche Tohmatsu ("BAC") for the audit of the company's annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by BAC during the same period. The following table also reflects fees for certain services related to tax compliance in Israel and reporting rendered by BAC during the fiscal years ended December 31, 2006 and December 31, 2005.


                     FISCAL YEAR ENDED      FISCAL YEAR ENDED
                     DECEMBER 31, 2006      DECEMBER 31, 2005

Audit fees(1)             $35,000                 $45,000
Audit related fees        $     0                 $     0
Tax fees(2)               $     0                 $     0
All other fees(3)         $     0                 $14,000
                          =======                 =======

Total                     $35,000                 $59,000

--------------------

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) Tax fees consist principally of assistance with tax matters related to tax compliance and reporting in Israel.

(3) All other fees for the fiscal year ended December 31, 2005 consisted principally of a transfer price study.

     All of the services set forth above in the categories were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit).

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

     Prior to engagement of the independent auditor for the next year's audit, management will submit an estimate of fees for the services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

     1. AUDIT services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

     2. AUDIT-RELATED services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

     3. TAX services include services related to tax compliance, tax planning and tax advice.

     4. OTHER FEES are those associated with services not captured in the other categories.

     Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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


                            INKSURE TECHNOLOGIES INC.

SIGNATURE                            TITLE                            DATE
---------                            -----                            ----

/s/ Elie Housman    Chief Executive Officer, Chairman and         April 30, 2007
----------------    Director (Principal Executive Officer)
Elie Housman