Form 10QSB
period 2007-03-31
INKSURE TECHNOLOGIES INC.
filed 2007-05-15
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      [X] Quarterly report under to Sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

           [ ] Transition report under to Sections 13 or 15(d) of the
                                  Exchange Act

        For the transition period from _______________ to _______________

                         Commission File Number: 0-24431

                            InkSure Technologies Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                     84-1417774
     -------------------------------                         ----------
     (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

           1770 N.W. 64th STREET, SUITE 350, FORT LAUDERDALE, FL 33309
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (954) 772-8507
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of our common stock, par value $0.01 value per share, as of April 27, 2007, was 15,915,441.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                            INKSURE TECHNOLOGIES INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I.   FINANCIAL INFORMATION .........................................     3

Item 1.   Financial Statements ..........................................     3

          Condensed Consolidated Balance Sheet as of
          March 31, 2007 (unaudited) ....................................     4

          Condensed Consolidated Statements of Operations (unaudited)
          for the Nine and Three Months Ended March 31, 2007 and 2006 ...     6

          Statements of Stockholders' Deficiency as of
          March 31, 2007 (unaudited after December 31, 2006) ............     7

          Condensed Consolidated Statements of Cash Flows (unaudited)
          for the Nine and Three Months Ended March 31, 2007 and 2006 ...     8

          Notes to Consolidated Financial Statements ....................     9

Item 2.   Management's Discussion and Analysis or Plan of Operation .....     10

Item 3.   Controls and Procedures .......................................     15

PART II.  OTHER INFORMATION .............................................     15

Item 1.   Legal Proceedings .............................................     15

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ...     15

Item 3.   Defaults Upon Senior Securities ...............................     15

Item 4.   Submission of Matters to a Vote of Security Holders ...........     16

Item 5.   Other Information .............................................     16

Item 6.   Exhibits ......................................................     16

SIGNATURES ..............................................................     17

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                  INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARY

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2007

                            U.S. DOLLARS IN THOUSANDS

                                    UNAUDITED

                                      INDEX

                                                                            PAGE
                                                                            ----

CONSOLIDATED BALANCE SHEET                                                   4

CONSOLIDATED STATEMENTS OF OPERATIONS                                        6

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY                            7

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   9

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                       MARCH 31,
                                                                         2007
                                                                       ---------
                                                                       UNAUDITED
                                                                       ---------
      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                           $     527
   Short-term deposit                                                      1,631
   Trade receivables                                                         525
   Other accounts receivable and prepaid expenses                            162
   Inventories                                                               487
                                                                       ---------

TOTAL current assets                                                       3,332

PROPERTY AND EQUIPMENT, NET                                                  334

LONG TERM DEPOSIT                                                              9

DEFERRED CHARGES                                                             493

GOODWILL                                                                     271
                                                                       ---------

TOTAL assets                                                           $   4,439
                                                                       =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

                                                                      MARCH 31,
                                                                        2007
                                                                      ---------
                                                                      UNAUDITED
                                                                      ---------
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Trade payables                                                     $     276
   Employees and payroll accruals                                           231
   Accrued expenses and other payables                                      180
                                                                      ---------

TOTAL current liabilities                                                   687

Convertible notes, net                                                    5,946
                                                                      ---------

STOCKHOLDERS' DEFICIENCY:
   Stock capital:
      Preferred stock of $ 0.01 par value -
         Authorized: 10,000,000 shares; Issued and outstanding:
         0 shares as of  March 31,2006
      Common stock of $ 0.01 par value -
         Authorized: 35,000,000; Issued and outstanding: 15,234,854
         as of March 31,2006                                                159
  Additional paid-in capital                                             13,721
  Accumulated other comprehensive income                                    118
  Accumulated deficit                                                   (16,192)
                                                                      ---------

TOTAL stockholders' deficiency                                           (2,194)
                                                                      ---------

TOTAL liabilities and stockholders' deficiency                        $   4,439
                                                                      =========

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ---------------------------
                                                                             2007           2006
                                                                         ------------   ------------
                                                                                  UNAUDITED
                                                                         ---------------------------
Revenues                                                                 $        696   $        538
Cost of revenues                                                                  255            197
                                                                         ------------   ------------

Gross profit                                                                      441            341
                                                                         ------------   ------------
Operating expenses:
   Research and development                                                       301            231
   Selling and marketing                                                          445            516
   General and administrative                                                     284            371
                                                                         ------------   ------------

TOTAL operating expenses                                                        1,030          1,118
                                                                         ------------   ------------

Operating loss                                                                   (589)          (777)
                                                                         ------------   ------------

Financial income (expenses)                                                       (41)             6
Non cash financial income (expenses) related to convertible notes, net           (463)           166
                                                                         ------------   ------------
Financial income (expenses), net                                                 (504)           172

Net loss                                                                 $     (1,093)  $       (605)
                                                                         ============   ============

Basic and diluted net loss per share                                     $      (0.07)  $      (0.04)
                                                                         ============   ============

Weighted average number of Common Stock used in computing basic and
   diluted net loss per share                                              15,915,441     15,071,152
                                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                     ACCUMULATED
                                                        ADDITIONAL     DEFERRED         OTHER                         TOTAL
                                               SHARE     PAID-IN     STOCK-BASED    COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                              CAPITAL    CAPITAL     COMPENSATION      INCOME         DEFICIT       DEFICIENCY
                                              -------   ----------   ------------   -------------   -----------   -------------
Balance as of January 31, 2005                $   150   $   12,031         -           $  118       $    (9,774)  $       2,525

Grant of warrant                                                58       (58)                                                 -
Amortization of deferred stock-based
  compensation                                                            46                                                 46
Conversion of 368,429 warrants into 223,278
  ordinary shares                                   2           71                          -                 -              73
   Net loss                                         -            -                          -            (2,213)  $      (2,213)
                                              -------   ----------   ------------   -------------   -----------   -------------

Balance as of December 31, 2005               $   152   $   12,160       (12)          $  118       $   (11,987)            431

Stock based compensation                            -          891         -                -                 -             891
Amortization of deferred stock-based
  compensation                                      -            -        12                -                 -              12
Conversion of 380,723 warrants into 354,442
  ordinary shares                                   4          186         -                -                 -             190
Conversion of 249,283 options into 249,283
  ordinary shares                                   2          249         -                -                 -             251
   Net loss                                         -            -         -                -            (3,112)         (3,112)
                                              -------   ----------   ------------   -------------   -----------   -------------
Balance as of December 31, 2006               $   158   $   13,486         -           $  118       $   (15,099)  $      (1,337)
Stock based compensation                            -          153         -                -                 -             153
Amortization of deferred stock-based
  compensation
Conversion of 73,529 warrants into 73,529
ordinary shares                                     1           73         -                -                 -              74
Conversion of 3,333 options into 3,333
  ordinary shares                                   -            9         -                -                                 9
   Net loss                                                                                              (1,093)         (1,093)
                                              -------   ----------   ------------   -------------   -----------   -------------

Balance as of March 31, 2007                      159       13,721         -              118           (16,192)         (2,194)
                                              =======   ==========   ============   =============   ===========   =============

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

U.S. DOLLARS IN THOUSANDS

                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 -----------------------
                                                                                    2007         2006
                                                                                 ----------   ----------
                                                                                        UNAUDITED
                                                                                 -----------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                      $   (1,093)  $     (605)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       22          354
     Accrued severance pay, net                                                           -            1
     Capital gain from sale of property                                                  (1)           -
     Decrease (increase) in trade receivables                                          (281)         (60)
     Non cash financial expenses related to convertible notes, net                      428         (202)
     Increase in other accounts receivable and prepaid expenses                         310          (27)
     Decrease (increase) in inventories                                                  19          (70)
     Increase (decrease) in trade payables                                               48          (99)
     Increase (decrease) in employees and payroll accruals                               87           10
     Non cash financial expenses related to implementation of SFAS No. 123              153            -
     Increase (decrease) in other payables                                              (12)         (22)
                                                                                 ----------   ----------

 Net cash used in operating activities                                                 (320)        (720)
                                                                                 ----------   ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                                   (11)         (48)
   Proceed from sale of property                                                          3            -
   Proceeds from short-term bank deposits                                               378          452
   Proceeds from long-term bank deposits                                                 (9)           -
                                                                                 ----------   ----------

 Net cash provided by (used in) investing activities                                    361          404
                                                                                 ----------   ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Receipts on account of stock                                                          83            -
                                                                                 ----------   ----------
 Net cash provided by (used in) financing activities                                     83            -
                                                                                 ----------   ----------

 Increase (decrease) in cash and cash equivalents                                       124         (316)
 Cash and cash equivalents at the beginning of the period                               403          732
                                                                                 ----------   ----------

 Cash and cash equivalents at the end of the period                              $      527   $      416
                                                                                 ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- BASIS OF PRESENTATION

         The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2006 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2007, as amended (the "2006 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to InkSure Technologies Inc. and its consolidated subsidiaries.

      This Quarterly Report on Form 10-QSB contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar impact. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

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

   FACTORS AFFECTING FUTURE RESULTS

      INDUSTRY AND ECONOMIC FACTORS: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; supply disruptions; technological advances, including advances in security technology and advances in technology relating to security usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative security sources or product substitutes. As a result, raising capital may become difficult, and there is pressure on the pricing of our products and services.

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

   REVENUES

      We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the first quarter of 2007 consisted of revenues from
(i) our sales agreements for brand protection with two North American customers; and (ii) ink sales related to projects in Turkey (iii) initial sales to new customers. In the First quarter of 2007 approximately 46% of our revenues were earned from customers located in the United States.

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

      We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2007. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the Consolidated Financial Statements as of December 31, 2006.

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

      REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", or SAB No. 104, when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. We do not grant a right of return to our customers. Had we had a right of return we would have deferred revenues until the right of return expired.

      Revenues from certain arrangements may include multiple elements within a single contract. Our accounting policy complies with the provisions of Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables", or EITF 00-21, relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

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

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2006

      REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended March 31, 2007, we had revenue of $696,000, compared to $538,000 in the three months ended March 31, 2006.

      COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues was $255,000 in the three months ended March 31, 2007, compared to $197,000 in the three months ended March 31, 2006. Cost of revenues as a percentage of sales was 36.6% in the three months ended March 31, 2007, compared with 36.6% in the three months ended March 31, 2006.

      Cost of revenue included non-cash expenses of $1,000 related to the implementation of SFAS No. 123(R).

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $70,000, or 30.3%, to $301,000 in the three months ended March 31, 2007 from $231,000 in the three months ended March 31, 2006. This increase in research and development expenses is primarily related to higher research and development expenses related to our RFID project.

      Research and Development Expenses included non-cash expenses of $5,000 related to the implementation of SFAS No. 123(R).

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing decreased by $71,000, or 13.7%, to $445,000 in the three months ended March 31, 2007 from $516,000 in the three months ended March 31, 2006. This decrease in selling and marketing expenses was primarily due to a decrease of non cash expenses (as a result of the implementation of SFAS No. 123(R)) by $64,000, to $15,000 in the three months ended March 31, 2007 from $79,000 in the three months ended March 31, 2006.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $87,000, or 23.4%, to 284,000 in the three months ended March 31, 2007 from $371,000 in the three months ended March 31, 2006. This decrease in General and Administrative Expenses was primarily due to a decrease of non cash expenses (as a result of the implementation of SFAS No. 123(R)) by $75,000, to $132,000 in the three months ended March 31, 2007 from $207,000 in the three months ended March 31, 2006.

      FINANCIAL EXPENSES, NET. Financial expenses, net were $504,000 in the three months ended March 31, 2007. Financial expenses, net was composed of: (i) Interest expense, net of $41,000 and (ii) non cash financial expenses of $463,000 related to the convertible note.

      NET LOSS. We had a net loss of $1,093,000 in the three months ended March 31, 2007, compared with a net loss of $605,000 in the three months ended March 31, 2006. The 80.6% increase in net loss in the three months ended March 31, 2007 in comparison with the three months ended March 31, 2006 is attributable mainly to the a non cash expenses of $153,000 as a result of the implementation of SFAS No. 123(R), a non cash income of $463,000 related to the convertible note and various influences described above.

B.    LIQUIDITY AND CAPITAL RESOURCES

      We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $16,192,000 at March 31, 2007, and had a working capital (current assets less current liabilities) of approximately $2,645,000 at March 31, 2007.

      Capital expenditures were approximately $11,000 in the three months ended March 31, 2007 and $48,000 in the three months ended March 31, 2006. We do not have any material commitments for capital expenditures for the three months ended March 31, 2007.

      At March 31, 2007, we had cash, cash equivalents and short-term deposits of approximately $2,158,000, compared to $2,412,000 at December 31, 2006. The differences from December 31, 2006 to March 31, 2007 are due to our continuing investments in research and development and selling and marketing expenses.

      We generated negative cash flow from operating activities of approximately $320,000 in the three months ended March 31, 2007 compared to $720,000 in the three months ended March 31, 2006.

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

      Our research and development expenses were approximately $301,000 in the three months ended March 31, 2007, compared to $231,000 in the three months ended March 31, 2006. To date, all research and development expenses have been charged to operating expense as incurred.

      With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in the following jurisdictions: United States (US6, 819,244 and US6, 997,388), France, Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States (US6, 922,146), while it is still being examined in Europe. Regarding our forth patent family, we have recently filed an International Patent Application (PCT). In addition, regarding our fifth patent family, we have only recently filed a Provisional Patent Application with the United Stated Patent and Trademark Office, and will need to decide by September 2007 on how to proceed.

D.    CONTRACTUAL OBLIGATIONS AND COMMITMENTS

      Our contractual obligations and commitments at March 31, 2007 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $84,000 until the end of 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

                                          INKSURE TECHNOLOGIES INC.

Dated: May 15, 2007                         By: /s/ Mickey Brandt
                                            -----------------
                                            Mickey Brandt
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

Dated: May 15, 2007                         By: /s/ Elie Housman
                                            ----------------
                                            Elie Housman
                                            Chief Executive Officer
                                            (Principal Executive Officer)