Form 10QSB
period 2007-06-30
INKSURE TECHNOLOGIES INC.
filed 2007-08-01
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2007

     [_]  Transition report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-24431

                            INKSURE TECHNOLOGIES INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                             84-1417774
-------------------------------                              ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

           1770 N.W. 64TH STREET, SUITE 350, FORT LAUDERDALE FL 33309 (Address of Principal Executive Offices, Including Zip Code)

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

                               Yes [_]     No [X]

The number of shares outstanding of our Common Stock, par value $0.01 per share, as of July 30, 2007, was 16,094,442.

Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.

                              INDEX TO FORM 10-QSB

                                                                           PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                             3

            Condensed Consolidated Balance Sheet as of
            June 30, 2007 (unaudited)                                        4

            Condensed Consolidated Statements of Operations (unaudited)
            for the Six and Three Months Ended June 30, 2007 and 2006        5

            Statements of Stockholders' Equity (Deficiency) as of
            June 30, 2007 (unaudited after December 31, 2006)                6

            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Six and Three Months Ended June 30, 2007 and 2006        7

            Notes to Consolidated Financial Statements                       8

Item 2.     Management's Discussion and Analysis or Plan of Operation        9

Item 3.     Controls and Procedures                                         15

PART II.    OTHER INFORMATION                                               15

Item 1.     Legal Proceedings                                               15

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3.     Defaults Upon Senior Securities                                 15

Item 4.     Submission of Matters to a Vote of Security Holders             16

Item 5.     Other Information                                               16

Item 6.     Exhibits                                                        17

SIGNATURES                                                                  18

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                          JUNE 30,
                                                            2007
                                                        ------------
                                                         UNAUDITED
                                                        ------------

   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $        542
  Short-term deposit                                           1,372
  Trade receivables                                              541
  Other accounts receivable and prepaid expenses                 146
  Inventories                                                    482
                                                        ------------

Total current assets                                           3,083
                                                        ------------

PROPERTY AND EQUIPMENT, NET                                      322
                                                        ------------

LONG TERM DEPOSIT                                                 11
                                                        ------------

DEFERRED CHARGES                                                 457
                                                        ------------

GOODWILL                                                         271
                                                        ------------

Total assets                                            $      4,144
                                                        ============

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                         JUNE 30,
                                                           2007
                                                       ------------
                                                        UNAUDITED
                                                       ------------

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Trade payables                                                444
  Employees and payroll accruals                                123
  Accrued expenses                                              235
                                                       ------------

Total current liabilities                                       802
                                                       ------------

Convertible notes                                             6,290

STOCKHOLDERS' DEFICIENCY:
  Share capital:
    Preferred stock of $ 0.01 par value:
      Authorized: 10,000,000 shares;
      Issued and outstanding: 0 shares as of
      June 30, 2007
    Common Stock of $ 0.01 par value -
      Authorized: 35,000,000 shares;
      Issued and outstanding: 15,972,688 shares
      as of June 30, 2007                                       159
  Additional paid-in capital                                 13,855
  Accumulated other comprehensive income                        118
  Accumulated deficit                                       (17,080)
                                                       ------------

Total stockholders' deficiency                               (2,948)
                                                       ------------

Total liabilities and stockholders' deficiency                4,144
                                                       ============

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  SIX MONTHS ENDED                THREE MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                             ---------------------------       ---------------------------
                                                2007             2006             2007             2006
                                             ----------       ----------       ----------       ----------
                                                     UNAUDITED                         UNAUDITED
                                             ---------------------------       ---------------------------
Revenues                                     $    1,678       $      977       $      982       $      439
Cost of revenues                                    603              421              348              224
                                             ----------       ----------       ----------       ----------

Gross profit                                      1,075              556              634              215
                                             ----------       ----------       ----------       ----------

Operating expenses:
  Research and development                          683              553              382              322
  Selling and marketing                             902              933              457              417
  General and administrative                        536              639              252              268
                                             ----------       ----------       ----------       ----------

TOTAL operating expenses                          2,121            2,125            1,091            1,007
                                             ----------       ----------       ----------       ----------

Operating loss                                   (1,046)          (1,569)            (457)            (792)
                                             ----------       ----------       ----------       ----------

Financial expenses                                  (90)             (38)             (49)             (44)
Non cash financial expenses related to
convertible notes, net                             (845)             (23)            (382)            (189)
                                             ----------       ----------       ----------       ----------
Financial expenses, net                            (935)             (61)            (431)            (233)

Net loss                                     $   (1,981)      $   (1,630)      $     (888)      $   (1,025)
                                             ==========       ==========       ==========       ==========

Basic and diluted net loss per share         $    (0.12)      $    (0.11)      $    (0.06)      $    (0.07)
                                             ==========       ==========       ==========       ==========

Weighted average number of Common Stock
  used in computing basic and diluted
  net loss per share                         15,972,688       15,308,704       15,972,688       15,381,742
                                             ==========       ==========       ==========       ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                        ACCUMULATED                      TOTAL
                                                            ADDITIONAL     DEFERRED        OTHER                      STOCKHOLDERS'
                                                 SHARE       PAID-IN      STOCK-BASED  COMPREHENSIVE   ACCUMULATED       EQUITY
                                                CAPITAL      CAPITAL     COMPENSATION      INCOME        DEFICIT      (DEFICIENCY)
                                               --------      --------      --------       --------      --------       --------
Balance as of January 1, 2005                  $    150      $ 12,031             -       $    118      $ (9,774)      $  2,525

Grant of warrant                                      -            58           (58)             -             -              -
Amortization of deferred stock-based
   compensation                                       -             -            46              -             -             46
Conversion of 368,429 warrants into
   223,278 ordinary shares                            2            71             -              -             -             73
  Net loss                                            -             -             -              -        (2,213)        (2,213)
                                               --------      --------      --------       --------      --------       --------

Balance as of December 31, 2005                     152        12,160           (12)           118       (11,987)           431

Stock - based compensation                            -           891             -              -             -            891
Amortization of deferred stock-based
   compensation                                       -             -            12              -             -             12
Conversion of 380,723 warrants into
   354,442 ordinary shares                            4           186             -              -             -            190
Conversion of 249,283 warrants into
   249,283 ordinary shares                            2           249             -              -             -            251
  Net loss                                            -             -             -              -        (3,112)        (3,112)
                                               --------      --------      --------       --------      --------       --------

Balance as of December 31, 2006                     158        13,486             -            118       (15,099)        (1,337)

Stock based compensation                              -           266             -              -             -            266

Amortization of deferred stock-based
   compensation                                       -             -             -              -             -              -
Conversion of 73,529 warrants into 73,529
   ordinary shares                                    1            74             -              -             -             74
Conversion of 12,833 options into 12,833
   ordinary shares                                    -            29             -              -             -             29
Net loss                                              -             -             -              -        (1,981)        (1,981)
                                               --------      --------      --------       --------      --------       --------
Balance as of June 30, 2007                    $    159      $ 13,855             -       $    118      $(17,080)      $ (2,948)
                                               ========      ========      ========       ========      ========       ========

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            U.S. DOLLARS IN THOUSANDS

                                                                              SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                            ---------------------       ---------------------
                                                                              2007         2006          2007           2006
                                                                            -------       -------       -------       -------
                                                                                  UNAUDITED                   UNAUDITED
                                                                            ---------------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(1,981)      $(1,630)      $  (889)      $(1,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                    44            56            22            22
Capital gain (loss) from sales of property                                       (1)           (1)            -            (2)
Decrease (increase) in trade receivables                                       (297)           44           (16)          104
Non cash financial (income) expenses related to convertible notes, net          773           (49)          345           153
Increase in other accounts receivable and prepaid expenses                      363            26            53            53
Decrease (increase) in inventories                                               24           (39)            5            31
Increase (decrease) in trade payables                                           216          (131)          168           (32)
Increase (decrease) in employees and payroll accruals                           (21)            7          (108)           (3)
Non cash financial (income) expenses related to implementation of SFAS
  No. 123                                                                       266           457           113           137
Increase (decrease) in other payables                                            41           (15)           54             7
                                                                            -------       -------       -------       -------
Net cash used in operating activities                                          (573)       (1,275)         (253)         (555)
                                                                            -------       -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (21)          (63)          (10)          (15)
Proceeds from sales of  property                                                  3             -             -             -
Proceeds from short-term bank deposits                                          637         1,278           259           826
Proceeds from long-term bank deposits                                           (11)            -            (2)            -
                                                                            -------       -------       -------       -------
Net cash provided by investing
  activities                                                                    608         1,215           247           811
                                                                            -------       -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of options                                                             103           190            20           190
Net cash provided by financing
  activities                                                                    103           190            20           190
                                                                            -------       -------       -------       -------
Increase in cash and cash
  equivalents                                                                   138           130            14           446
Cash and cash equivalents at the beginning
  of the period                                                                 403           732           527           416
                                                                            -------       -------       -------       -------
Cash and cash equivalents at the end
of the period                                                               $   541       $   862       $   541       $   862
                                                                            =======       =======       =======       =======

         The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by InkSure Technologies Inc.. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2006 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2007. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These potential projects also involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the first half of 2007 consisted of revenues from (i) our sales agreements for brand protection with two North American customers; (ii) ink sales related to projects in Turkey and another European country; and (iii) initial sales to new customers. In the First half of 2007 approximately 40% of our revenues were earned from customers located in the United States.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2007. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", or SAB No. 104, when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. We do not grant a right of return to our customers. Had we had a right of return, we would have deferred revenues until the right of return expired.

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

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the six months ended June 30, 2007, we had revenue of $1,678,000, compared to $977,000 in the six months ended June 30, 2006

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue was $603,000 in the six months ended June 30, 2007, compared to $421,000 in the six months ended June 30, 2006. Cost of revenue as a percentage of sales was 35.9% in the six months ended June 30, 2007, compared with 43.1% in the six months ended June 30, 2006.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $130,000, or 23.5%, to $683,000 in the six months ended June 30, 2007 from $553,000 in the six months ended June 30, 2006. This increase in research and development expenses is primarily related to higher research and development expenses related to our Radio Frequency Identification ("RFID") project.

     Research and Development Expenses included non-cash expenses of $12,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing decreased by $31,000, or 3.3%, to $902,000 in the six months ended June 30, 2007 from $933,000 in the six months ended June 30, 2006. This decrease in selling and marketing expenses was primarily due to a decrease of non cash expenses (as a result of the implementation of SFAS No. 123(R)) by $66,000, to $35,000 in the six months ended June 30, 2007 from $101,000 in the six months ended June 30, 2006.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $103,000, or 16.1%, to 536,000 in the six months ended June 30, 2007 from $639,000 in the six months ended June 30, 2006. This decrease in general and administrative expenses was primarily due to a decrease of non-cash expenses (as a result of the implementation of SFAS No. 123(R)) by $90,000, to $220,000 in the six months ended June 30, 2007 from $310,000 in the six months ended June 30, 2006.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $935,000 in the six months ended June 30, 2007. Financial expenses, net were composed of: (i) Interest expenses, net of $90.000 and (ii) non-cash financial expenses of $845,000 related to the convertible note.

     NET LOSS. We had a net loss of $1,981,000 in the six months ended June 30, 2007, compared with a net loss of $1,630,000 in the six months ended June 30, 2006. The 21.6% increase in net loss in the six months ended June 30, 2007 in comparison with the six months ended June 30, 2006 is attributable mainly to the a non-cash expenses of $266,000 as a result of the implementation of SFAS No. 123(R), a non-cash expenses of $845,000 related to the convertible note and various influences described above.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended June 30, 2007, we had revenue of $982,000, compared to $439,000 in the three months ended June 30, 2006.

     COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues was $348,000 in the three months ended June 30, 2007, compared to $224,000 in the three months ended June 30, 2006. Cost of revenues as a percentage of sales was 35.4% in the three months ended June 30, 2007, compared with 51.0% in the three months ended June 30, 2006.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees' engagement in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $60,000, or 18.6%, to $382,000 in the three months ended June 30, 2007 from $322,000 in the three months ended June 30, 2006. This increase in research and development expenses is primarily related to higher research and development expenses related to our RFID project.

     Research and development expenses included non-cash expenses of $7,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees' engagement in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing increased by $40,000, or 9.6%, to $457,000 in the three months ended June 30, 2007 from $417,000 in the three months ended June 30, 2006. This increase in selling and marketing expenses was primarily due to a new VP sales that joined the company in the beginning of 2007 and increase in sales resulting in increase in sales commissions.

     Selling and Marketing Expenses included non-cash expenses of $20,000 related to the implementation of SFAS No. 123(R).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $16,000, or 6.0%, to 252,000 in the three months ended June 30, 2007 from $268,000 in the three months ended June 30, 2006. This decrease in general and administrative expenses was primarily due to a decrease of non-cash expenses (as a result of the implementation of SFAS No. 123(R)) by $15,000, to $88,000 in the three months ended June 30, 2007 from $103,000 in the three months ended June 30, 2006.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $431,000 in the three months ended June 30, 2007. Financial expenses, net were composed of: (i) Interest expense, net of $49,000 and (ii) non-cash financial expenses of $382,000 related to the convertible note.

     NET LOSS. We had a net loss of $888,000 in the three months ended June 30, 2007, compared with a net loss of $1,025,000 in the three months ended June 30, 2006. The 13.4% decrease in net loss in the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006 is attributable mainly to higher sales with higher gross margins, and additional various influences, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $17,080,000 at June 30, 2007, and had a working capital (current assets less current liabilities) of approximately $2,281,000 at June 30, 2007.

     Capital expenditures were approximately $21,000 in the six months ended June 30, 2007 and $10,000 in the three months ended June 30, 2007. We do not have any material commitments for capital expenditures for the six months ended June 30, 2007.

     At June 30, 2007, we had cash, cash equivalents and short-term deposits of approximately $1,914,000, compared to $2,412,000 at December 31, 2006. The differences from December 31, 2006 to June 30, 2007 are due to our continuing investments in research and development and selling and marketing expenses. . We generated negative cash flow from operating activities of approximately $573,000 in the six months ended June 30, 2007 compared to $1,275,000 in the six months ended June 30, 2006.

     We believe that available cash and cash from operations will provide sufficient cash resources to finance our operations and the projected expansion of our marketing and research and development activities for the next twelve months. However, if our operations do not generate cash to the extent currently anticipated, or we grow more rapidly than currently anticipated, it is possible that we would require more funds than presently anticipated.

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

     Our research and development expenses were approximately $683,000 in the six months ended June 30, 2007, compared to $553,000 in the six months ended June 30, 2006. To date, all research and development expenses have been charged to operating expense as incurred.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at June 30, 2007 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $56,000 until the end of 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on June 26, 2007, the stockholders elected the Board of Directors and voted upon two additional Board proposals contained within the Proxy Statement dated April 30, 2007. The Board nominees were elected with the following vote:

         NOMINEE                                    FOR                 WITHHELD
         -----------------------               ---------------          --------

         Elie Housman                             14,576,445             16,405

         Yaron Meerfeld                           14,578,470             14,380

         Philip M. Getter                         14,568,470             24,380

         David W. Sass                            14,580,590             12,260

         Albert Attias                            14,579,690             13,160

         Pierre L. Schoenheimer                   14,578,665             14,185

         Randy F. Rock                            14,580,690             12,160

         Samuel N. Seidman                        14,537,930              4,400

The Board proposals were approved with the following vote:

                                                               ABSTENTION
                                                              (OTHER THAN
                                                                 BROKER        BROKER
          PROPOSAL                   FOR          AGAINST      NON-VOTES)     NON-VOTES
-----------------------------     ----------      --------      --------      --------
Approval of an amendment to the
certificate of incorporation
to increase the number of
authorized shares of common
stock to 50,000,000               13,942,775       648,914         2,179             0

Ratify the selection of
Brightman Almagor &Co.,
a member firm of Deloitte
Touch Tohmatsu, as
independent auditors              14,575,589        14,760         2,500             0

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

                                           INKSURE TECHNOLOGIES INC.

Dated: August 1, 2007                      By: /s/ Mickey Brandt
                                           ---------------------
                                           Mickey Brandt
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

Dated: August 1, 2007                      By: /s/ Elie Housman
                                           --------------------
                                           Elie Housman
                                           Chief Executive Officer and Chairman
                                           (Principal Executive Officer)