Form 10QSB
period 2007-09-30
INKSURE TECHNOLOGIES INC.
filed 2007-11-14
CIK 1062128

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

          [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number: 0-24431

                            INKSURE TECHNOLOGIES INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                              84-1417774
--------------------------------                             -------------------
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

            --------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                               Yes [_]     No [X]

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of November 6, 2007, was [16,094,442].

Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

                            INKSURE TECHNOLOGIES INC.

                              INDEX TO FORM 10-QSB

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

         Condensed Consolidated Balance Sheet as of
         September 30, 2007 (unaudited)                                   4

         Condensed Consolidated Statements of Operations
         (unaudited) for the Nine and Three Months Ended
         September 30, 2007 and 2006                                      5

         Statements of Stockholders' Equity (Deficiency)
         as of September 30, 2007 (unaudited after December
         31, 2006)                                                        6

         Condensed Consolidated Statements of Cash Flows
         (unaudited) for the Nine and Three Months Ended
         September 30, 2007 and 2006                                      7

         Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis or Plan of Operation        9

Item 3.  Controls and Procedures                                         15

PART II. OTHER INFORMATION                                               15

Item 1.  Legal Proceedings                                               15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3.  Defaults Upon Senior Securities                                 15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Other Information                                               15

Item 6.  Exhibits                                                        16

SIGNATURES                                                               17

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                    SEPTEMBER 30,
                                                       2007
                                                      ------
                                                     UNAUDITED
                                                      ------

   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $  889
  Short-term deposit                                     305
  Trade receivables                                      694
  Other accounts receivable and prepaid expenses         435
  Inventories                                            489
                                                      ------
Total current assets                                   2,812
                                                      ------

LONG TERM DEPOSIT                                         15
                                                      ------

PROPERTY AND EQUIPMENT, NET                              318
                                                      ------

DEFERRED CHARGES                                         421
                                                      ------

GOODWILL                                                 271
                                                      ------

Total assets                                          $3,837
                                                      ======

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                 (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,
                                                                  2007
                                                                --------
                                                                UNAUDITED
                                                                --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                $    342
  Employees and payroll accruals                                     168
  Accrued expenses and other liabilities                             290
                                                                --------
Total current liabilities                                            800
                                                                --------

Convertible note                                                   5,531
                                                                --------

STOCKHOLDERS' DEFICIENCY:
  Share capital:
    Preferred stock of $ 0.01 par value:
      Authorized: 10,000,000 stocks at September 30, 2007;
      Issued and outstanding: 0 stocks at
      September 30, 2007
    Common Stock of $ 0.01 par value -
      Authorized: 50,000,000 stocks at September 30, 2007;
      Issued and outstanding: 16,095,072
      stocks at September 30, 2007                                   161
  Additional paid-in capital                                      14,145
  Accumulated other comprehensive income                             118
  Accumulated deficit                                            (16,918)
                                                                --------
Total stockholders' equity deficiency                             (2,494)
                                                                --------

Total liabilities and stockholders' equity deficiency           $  3,837
                                                                ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                     -------------------------------       -------------------------------
                                                         2007              2006               2007               2006
                                                     ------------       ------------       ------------       ------------
                                                                UNAUDITED                             UNAUDITED
                                                     -------------------------------       -------------------------------
Revenues                                             $      2,432       $      1,210       $        754       $        233
Cost of revenues                                              843                562                240                141
                                                     ------------       ------------       ------------       ------------
Gross profit                                                1,589                648                514                 92
                                                     ------------       ------------       ------------       ------------

Operating expenses:
  Research and development                                    900                853                217                300
  Selling and marketing                                     1,342              1,420                440                487
  General and administrative                                  891              1,017                355                378
                                                     ------------       ------------       ------------       ------------
TOTAL operating expenses                                    3,133              3,290              1,012              1,165
                                                     ------------       ------------       ------------       ------------

Operating loss                                             (1,544)            (2,642)              (498)            (1,073)
                                                     ------------       ------------       ------------       ------------

Financial expenses                                           (155)               (83)               (65)               (44)
Non cash financial income (expenses)
related to convertible notes, net                            (120)               116                725                139
                                                     ------------       ------------       ------------       ------------
Financial income (expenses), net                             (275)                33                660                 95
                                                     ------------       ------------       ------------       ------------

Net income (loss)                                    $     (1,819)      $     (2,609)      $        162       $       (978)
                                                     ============       ============       ============       ============

Basic net income (loss) per share                    $      (0.11)      $      (0.17)      $       0.01       $      (0.06)
                                                     ============       ============       ============       ============

Weighted average number of Common Stock used in
  computing basic net loss per share                   15,852,008         15,408,302         16,033,880         15,094,337
                                                     ============       ============       ============       ============

Diluted net income (loss) per share                  $      (0.11)      $      (0.17)      $       0.01       $      (0.06)
                                                     ============       ============       ============       ============

Weighted average number of Common Stock used in
  computing diluted net loss per share                 15,852,008         15,408,302         16,367,799         15,094,337
                                                     ============       ============       ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                                              ADDITIONAL     DEFERRED        OTHER                         TOTAL
                                                  SHARE        PAID-IN      STOCK-BASED   COMPREHENSIVE  ACCUMULATED   STOCKHOLDERS'
                                                 CAPITAL       CAPITAL     COMPENSATION      INCOME        DEFICIT      DEFICIENCY
                                                 --------      --------      --------       --------      --------       --------
Balance as of January 1, 2005                    $    150      $ 12,031             -       $    118      $ (9,774)      $  2,525

Grant of warrant                                        -            58           (58)             -             -              -
Amortization of deferred stock-based
compensation                                            -             -            46              -             -             46
Conversion of 368,429 warrants into 223,278
ordinary shares                                         2            71             -              -             -             73
  Net loss                                              -             -             -              -        (2,213)        (2,213)
                                                 --------      --------      --------       --------      --------       --------

Balance as of December 31, 2005                       152        12,160           (12)           118       (11,987)           431

Stock - based compensation                              -           891             -              -             -            891
Amortization of deferred stock-based
compensation                                            -             -            12              -             -             12
Conversion of 380,723 warrants into 354,442
ordinary shares                                         4           186             -              -             -            190
Conversion of 249,283 warrants into 249,283
ordinary shares                                         2           249             -              -             -            251
  Net loss                                              -             -             -              -        (3,112)        (3,112)
                                                 --------      --------      --------       --------      --------       --------

Balance as of December 31, 2006                       158        13,486             -            118       (15,099)        (1,337)

Stock based compensation                                -           401             -              -             -            401

Amortization of deferred stock-based
compensation                                            -             -             -              -             -              -
Conversion of 253,181 warrants into 137,655
   ordinary shares                                      2           132             -              -             -            134
Conversion of 97,833 options into 97,833
   ordinary shares                                      1           126             -              -             -            127
Net loss                                                -             -             -              -        (1,819)        (1,819)
                                                 --------      --------      --------       --------      --------       --------

Balance as of September 30, 2007                 $    161      $ 14,145             -       $    118      $(16,918)      $ (2,494)
                                                 ========      ========      ========       ========      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                          NINE MONTHS ENDED          THREE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                        ---------------------       ---------------------
                                                          2007          2006          2007          2006
                                                        -------       -------       -------       -------
                                                              UNAUDITED                   UNAUDITED
                                                        ---------------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $(1,819)      $(2,609)      $   162       $  (978)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation and amortization                               175           104            60            34
Increase in accrued severance pay, net                       (1)          (17)            -           (18)
Decrease (increase) in trade receivables                   (450)          183          (153)          140
Non cash financial (income) expenses related to
  convertible notes, net                                     13          (223)         (759)         (174)
Decrease (Increase) in other accounts receivable
  and prepaid expenses                                        2            69          (289)           54
Decrease (increase) in inventories                           17           (86)           (7)          (47)
Increase (decrease) in trade payables                       114          (248)         (102)         (117)
Increase in employees and payroll accruals                   24            16            45            10

Non cash financial expenses related to
  implementation of SFAS No. 123                            401           726           135           270
Increase (decrease) in other payables                        98           (44)           55           (29)
                                                        -------       -------       -------       -------
Net cash used in operating activities                    (1,426)       (2,129)         (853)         (855)
                                                        -------       -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (41)          (66)          (20)           (3)
Proceeds from sale of property                                3             -             -             -
Proceeds from short-term bank deposits                    1,704         1,594         1,067           316
Proceeds from long-term deposit                             (15)            -            (4)            -
                                                        -------       -------       -------       -------
Net cash provided by investing activities                 1,651         1,528         1,043           313
                                                        -------       -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of options                                         261           190           157             -
                                                        -------       -------       -------       -------
Net cash provided by financing activities                   261           190           157             -
                                                        -------       -------       -------       -------
Increase (decrease) in cash and cash
  equivalents                                               486          (411)          347          (542)
Cash and cash equivalents at the beginning
  of the period                                             403           731           542           862
                                                        -------       -------       -------       -------
Cash and cash equivalents at the end
of the period                                           $   889       $   320       $   889       $   320
                                                        =======       =======       =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

        NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (U.S. DOLLARS IN THOUSANDS)

NOTE 1: BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2006 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006, as amended (the "2006 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2007.

NOTE 2 GOING CONCERN

     As reflected in the accompanying financial statements, the Company's operations for the nine month ended September 30, 2007, resulted in a net loss of $1,819 (including non-cash expenses of $521), and the Company's balance sheet reflects a net stockholders' deficiency of $2,494. The Company's ability to continue operating as a "going concern" is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management's plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders, and increasing the marketing of its current and new products.

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

     In order to continue as a going concern, pursue our operations and further develop our products, we will need to obtain additional funds. (See Note 2 of the Company's Condensed Consolidated interim financial statements included in this Quarterly Report and "Liquidity and Capital Resources" below.)

FACTORS AFFECTING FUTURE RESULTS

     INDUSTRY AND ECONOMIC FACTORS: Our operations and earnings are affected by local, regional and global events or conditions that affect supply and demand for products and services. These events or conditions are generally not predictable and include, among other things, general economic growth rates and the occurrence of economic recessions; the development of new supply sources; supply disruptions; technological advances, including advances in security technology and advances in technology relating to security usage; changes in demographics, including population growth rates and consumer preferences; and the competitiveness of alternative security sources or product substitutes. As a result, raising capital may become difficult, and the demand for our products and services may decline, and/or there may be a pressure on the pricing of our products and services.

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

REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These potential projects also involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the nine months ended September 30, 2007 consisted of revenues from (i) our sales agreements for brand protection with two North American customers; (ii) ink sales related to projects in Turkey and another European country; and (iii) initial sales to new customers. In the nine months ended September 30, 2007, approximately 39% of our revenues were earned from customers located in the United States.

COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense and depreciation.

     Our cost of revenue consists primarily of materials including taggants and electronic and optical parts, payments to sub-contractors and compensation costs for our operations staff.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2007. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the Consolidated Financial Statements of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the nine months ended September 30, 2007, we had revenue of $2,432,000, compared to $1,210,000 in the nine months ended September 30, 2006

COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenue was $843,000 in the nine months ended September 30, 2007, compared to $562,000 in the nine months ended September 30, 2006. Cost of revenue as a percentage of sales was 34.7% in the nine months ended September 30, 2007, compared with 46.4% in the nine months ended September 30, 2006.

RESEARCH AND DEVELOPMENT EXPENSES. NET, Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses, net, increased by $47,000, or 5.5%, to $900,000 in the nine months ended September 30, 2007 from $853,000 in the nine months ended September 30, 2006. This increase in research and development expenses is primarily related to higher research and development expenses related to our Radio Frequency Identification ("RFID") project, and was partly compensated by a $251,000 grant from the chief scientist also related to our RFID project.

     Research and Development Expenses included non-cash expenses of $20,000 related to the implementation of SFAS No. 123(R).

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing decreased by $78,000, or 5.5%, to $1,342,000 in the nine months ended September 30, 2007 from $1,420,000 in the nine months ended September 30, 2006. This decrease in selling and marketing expenses was primarily due to a decrease of non cash expenses (as a result of the implementation of SFAS No. 123(R)) by $93,000, to $55,000 in the nine months ended September 30, 2007 from $148,000 in the nine months ended September 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $126,000, or 12.4%, to 891,000 in the nine months ended September 30, 2007 from $1,017,000 in the nine months ended September 30, 2006. This decrease in general and administrative expenses was primarily due to a decrease of non-cash expenses (as a result of the implementation of SFAS No. 123(R)) by $181,000, to $327,000 in the nine months ended September 30, 2007 from $508,000 in the nine months ended September 30, 2006.

FINANCIAL EXPENSES, NET. Financial expenses, net were $275,000 in the nine months ended September 30, 2007. Financial expenses, net were composed of: (i) Interest expenses, net of $155,000 and (ii) non-cash financial expenses of $120,000 related to the convertible note.

NET LOSS. We had a net loss of $1,819,000 in the nine months ended September 30, 2007, compared with a net loss of $2,609,000 in the nine months ended September 30, 2006. The 30.3% decrease in net loss in the nine months ended September 30, 2007 in comparison with the nine months ended September 30, 2006 is attributable mainly to increase in sales, higher gross margins, decrease in non-cash expenses of $325,000 as a result of the implementation of SFAS No. 123(R), and various influences described above.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended September 30, 2007, we had revenue of $754,000, compared to $233,000 in the three months ended September 30, 2006.

COST OF REVENUE. Our cost of revenue consists of materials, sub-contractors and compensation costs. Cost of revenues was $240,000 in the three months ended September 30, 2007, compared to $141,000 in the three months ended September 30, 2006. Cost of revenue as a percentage of sales was 31.8% in the three months ended September 30, 2007, compared with 60.5% in the three months ended September 30, 2006.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees' engagement in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $83,000, or 27.7%, to $217,000 in the three months ended September 30, 2007 from $300,000 in the three months ended September 30, 2006. This decrease in research and development expenses is primarily related to a $251,000 grant from the chief scientist also related to our RFID project, compensated by to higher research and development expenses related to our Radio Frequency Identification ("RFID") project

     Research and development expenses included non-cash expenses of $8,000 related to the implementation of SFAS No. 123(R).

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees' engagement in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing decreased by $47,000, or 9.6%, to $440,000 in the three months ended September 30, 2007 from $487,000 in the three months ended September 30, 2006. This decrease in selling and marketing expenses was primarily due to lower non-cash expenses of $20,000 related to the implementation of SFAS No. 123(R), compared to $47,000 in the same period last year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $23,000, or 6%, to 355,000 in the three months ended September 30, 2007 from $378,000 in the three months ended September 30, 2006. This decrease in general and administrative expenses was primarily due to a decrease of non-cash expenses (as a result of the implementation of SFAS No. 123(R)) by $91,000, to $107,000 in the three months ended September 30, 2007 from $198,000 in the three months ended September 30, 2006. On the other hand, we had higher legal expenses in the three months ended September 30, 2007, compared with the same period last year.

FINANCIAL EXPENSES, NET. Financial income, net was $660,000 in the three months ended September 30, 2007. Financial income, net was composed of: (i) Interest expense, net of $65,000 and (ii) non-cash financial income of $725,000 related to the convertible note.

NET INCOME. We had a net income of $162,000 in the three months ended September 30, 2007, compared with a net loss of $978,000 in the three months ended September 30, 2006. The net income in the three months ended September 30, 2007 in comparison with the net loss in the three months ended September 30, 2006 is attributable mainly to higher sales with higher gross margins, financial income in the three months ended September 30, 2007 versus financial expenses in the same period last year and the various influences, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $16,918,000 at September 30, 2007, and had working capital (current assets less current liabilities) of approximately $2,012,000 at September 30, 2007.

     Capital expenditures were approximately $41,000 in the nine months ended September 30, 2007 and $20,000 in the three months ended September 30, 2007. We do not have any material commitments for capital expenditures for the nine months ended September 30, 2007.

     At September 30, 2007, we had cash, cash equivalents and short-term deposits of approximately $1,194,000, compared to $2,412,000 at December 31, 2006. The differences from December 31, 2006 to September 30, 2007 are due to our continuing investments in research and development and selling and marketing expenses. We generated negative cash flows from operating activities of approximately $1,426,000 in the nine months ended September 30, 2007 compared to $2,129,000 in the nine months ended September 30, 2006.

     We believe that our existing cash, together with cash generated from operations, may only be sufficient to support our operations through the end of the first quarter of 2008. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans.

     The consolidated financial statements have been presented on the basis that we will continue as a going concern. However, our ability to continue as a going concern is dependent upon number of factors, including our ability to obtain additional capital. Therefore, our management is currently interviewing investment banking firms with a view to engaging them to raise additional capital or to dispose of part of our operations for cash. Management's plans also include cost cuts, raising additional cash from current stockholders and increasing the marketing of its current and new products. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us, or that additional capital will be available to us at all. Our ability to raise capital is impeded by the full ratchet anti-dilution provisions of our convertible notes. Such provisions, unless waived or modified, would make equity financing at less than $3.00 per share extremely dilutive to our existing shareholders.

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

     Our research and development expenses were approximately $900,000 in the nine months ended September 30, 2007, compared to $853,000 in the nine months ended September 30, 2006. To date, all research and development expenses have been charged to operating expense as incurred.

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in the following jurisdictions: United States (US6, 819,244 and US6, 997,388), France, Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States (US6, 922,146), while it is still being examined in Europe. Regarding our forth and fifth patent families, we have recently filed an International Patent Application (PCT).

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at September 30, 2007 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $46,000 until the end of 2007. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

     On November 1, 2007, the Supreme Court accepted Secu-Systems' appeal and stated that InkSure and Supercom have breached the confidentiality agreement. Consequently, the appeal that had been filed by InkSure and Supercom was dismissed. The Supreme Court instructed that the case will be returned to the District Court for determining the remedies to which Secu-Systems is entitled.

     In addition, certain warrantholders have taken the position that the exercise prices of their warrants should be substantially reduced due to penalties relating to an alleged failure to maintain the effectiveness of a registration statement. Based on their position as to the reduced price, such warranholders have attempted to cashlessly exercise such warrants at the reduced price. We do not agree with their calculations and, accordingly, have not effected such attempted exercises. There can be no assurance that such warrantholders will not seek to pursue their claims or that we will ultimately prevail in this dispute. If the warrantholders prevail, it could result in the issuance of a significant number of shares of common stock which would dilute our current stockholders, which could, in turn, lead to claims by others. In any event, the allegations of the warrantholders could embroil us in costly legal proceedings if they pursue their claim. Accordingly, the foregoing may have a material adverse effect on our capital structure, our financial resources and on other areas of our business.

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

                                           INKSURE TECHNOLOGIES INC.

Dated: November 14, 2007                   By: /s/ Mickey Brandt
                                           ---------------------
                                           Mickey Brandt
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

Dated: November 14, 2007                   By: /s/ Elie Housman
                                           --------------------
                                           Elie Housman
                                           Chief Executive Officer and Chairman
                                           (Principal Executive Officer)