Form 10KSB
period 2007-12-31
INKSURE TECHNOLOGIES INC.
filed 2008-04-10
CIK 1062128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended DECEMBER 31, 2007.

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

                               Yes [_]     No [X]

Issuer's revenues for its most recent fiscal year. $2,890,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 7, 2008 was $0.34.

As of April 7, 2008, 16,274,768shares of the issuer's common stock, par value
$0.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: certain information required in Part
III of this Annual Report on Form 10-KSB is incorporated from the issuer's Proxy
Statement for the Annual Meeting of Stockholders to be held in 2008.

Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

                                TABLE OF CONTENTS

                                                                         PAGE

PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                         1
ITEM 2.     DESCRIPTION OF PROPERTY                                         9
ITEM 3.     LEGAL PROCEEDINGS                                              10
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            10

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS          11
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS                           13
ITEM 7.     FINANCIAL STATEMENTS                                           26
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                            26
ITEM 8A.    CONTROLS AND PROCEDURES                                        26
ITEM 8B.    OTHER INFORMATION                                              27

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
            AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
            OF THE EXCHANGE ACT                                            28
ITEM 10.    EXECUTIVE COMPENSATION                                         28
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                     28
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
            DIRECTOR INDEPENDENCE                                          28
ITEM 13.    EXHIBITS                                                       28
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                         29

SIGNATURE PAGE                                                             31

                                     PART I

Certain statements in this Form 10-KSB constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe",
"will", "expect", "expected", "project", "anticipate", "anticipated estimates",
"plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-KSB contains important information as to risk factors under Item 6. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the
Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

InkSure Technologies, Inc. makes available free of charge on its website at
www.inksure.com its annual report on Form 10-KSB, quarterly reports on Form
10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange Commission (SEC).

This report may be read or copied at the SEC's Public Reference Room at 100 F
Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on
the operation of the Public Reference Room may be obtained by calling the SEC at
1-800-SEC-0330.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     InkSure Technologies Inc. (together with its subsidiaries, is referred to as "we", "us" and "our") develops, markets and sells customized authentication systems designed to enhance the security of documents and branded products and to meet the growing demand for protection from counterfeiting and diversion. In this context, "counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. "Diversion" (also termed
"parallel trading" or "gray market commerce") is the selling of goods (often genuine goods) in a geographic market where both wholesale and retail prices are high while falsely purchasing them for another market where wholesale prices are lower, thus taking advantage of the price difference between the two markets. We operate within the "authentication industry," an industry that includes a variety of firms providing technologies and services designed to prevent the counterfeiting and diversion of valuable documents and products. The World
Customs Organization estimates that the trade in fakes was in 2006 worth about
$512 billion, or 7%, of the world's trade. In the United States, the Bureau of
Customs and Border Protection estimates that counterfeiting costs the United
States $200 billion annually.

     Our products are based on three principal technologies:

          o    Unique fingerprint signature of a highly secure code incorporated in one of the hologram layers during standard production,

          o    Customizable security inks that are suitable for almost every type of digital and impact printing on a wide variety of surfaces or substrates (e.g., paper documents, plastic identification cards, packaging materials and labels),

          o    Sophisticated "full-spectrum" reader that uses proprietary software to quickly analyze marks inserted into the hologram or printed with our specialty inks. Our security solutions are considered to be covert because our specialty inks are
               indistinguishable from standard non-security inks and are easily incorporated into variable and fully personalized data on
               holograms, documents, products, product labels, packaging, and designs.

     Our uniquely formulated machine-readable taggants-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our reader. We have been awarded 3 patents and applied for another two patents related to the radio frequency identification, or RFID, technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty. See "Description of
Business - Emerging Technology" and "Description of Business - Patents and
Proprietary Technology."

     We are currently working on the development of next-generation RFID technology that is being designed to enable low-cost tagging of items. This RFID technology is being designed to permit "no line of sight" identification and will be suitable for a variety of applications, including authentication, supply chain management, proof of ownership, and life cycle information. If successfully developed, we believe that such technology could eventually replace the familiar barcode technology and other electronic article surveillance solutions currently available. See "Description of Business - Research and
Development" and "Description of Business - Emerging Technology."

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

CORPORATE HISTORY

     We were incorporated under the laws of the state of Nevada on April 22,
1997 under the name "Lil Marc, Inc." We were incorporated as a development stage enterprise in the baby products industry. On July 5, 2002, a wholly owned subsidiary of Lil Marc, Inc., LILM Acquisition Corp., a Delaware corporation, merged with and into InkSure Technologies Inc., a Delaware corporation, or
InkSure Delaware. InkSure Delaware was the surviving corporation in the merger and became a wholly owned subsidiary of Lil Marc, Inc.

     On October 28, 2002, we changed our name from "Lil Marc, Inc." to "InkSure
Technologies Inc." We conduct our operations with and through our direct and indirect subsidiaries, InkSure Inc., a Delaware corporation formed in March
2000, IST Operating Inc., a Delaware corporation formed in May 2000 (formerly known as InkSure Technologies Inc. and referred to throughout this prospectus as
InkSure Delaware), and InkSure Ltd., which was formed in December 1995 under the laws of Israel. We also have a subsidiary, InkSure RF Inc., a Delaware corporation formed in March 2000, which does not currently conduct any operations.

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

     Once the end user has decided to implement a security plan and introduce new security features or technology, there are various criteria by which the selected technology will be measured. We believe that our products provide a high level of security and flexibility, while remaining cost-effective. See
"Description of Business - Competition."

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

INKSURE SOLUTIONS

     We believe that our authentication technology can be distinguished from other authentication solutions, such as visible and invisible ultra-violet marks, fluorescent taggants, watermarks and fibers, optically variable inks, and holograms, currently offered by our competitors because our solutions offer a high level of security and flexibility while remaining cost-effective. Due to the nature of our technology, which is based upon multi-disciplinary technologies, including chemistry, printing, electro-optics and software, the solution is customized for each customer. The following are the key features of our solutions:

          HIGH LEVEL OF SECURITY. Each security material manufactured by us has a unique "signature" that is comprised of a variety of factors, including the amounts and the unique properties of the chemicals included in the material, it's type, color, the printing method and the substrate. Since the reader utilized by our solution reads a "full-spectrum" rather than sampling a specific point or points in a signature, a counterfeit item would have to replicate an entire unique signature - i.e., every variable upon which the signature depends - rather than merely replicating certain portions of the signature. In addition, because a coded taggant's unique signature is comprised of various factors, with numerous possible permutations thereof, our taggantss are extremely difficult to reverse engineer. We believe that holograms, color changing inks and other more common overt security features are more easily replicated than our products. In addition, to thwart any counterfeiting attempts that successfully replicated a unique signature, we could alter any of the variables upon which a signature is comprised of and create an entirely new unique signature without significant expense.

          FLEXIBILITY. Our solution is highly flexible, applicable to almost every standard hologram, coating, ink or toner. In addition, we believe that our specialty inks are suitable for printing on any type of surface or substrate for which digital and impact printing is suitable. Our readers are available either as hand-held devices designed for quick and accurate field inspection, or as a technology that can be integrated in existing terminals and readers (e.g., ATMs, MICR readers and access control systems)
     to allow automated identification and verification in mass quantities.
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

     We have focused the bulk of our initial efforts on market segments where we have already achieved market penetration in actual sales and where we believe sales potential is highest - packaging, tax stamps, financial documents, entertainment (i.e., ticketing) and transportation. As a result of this focused strategy, we have increased awareness of our products in these segments, established a presence in targeted markets throughout the world, and formed strategic alliances with companies that provide access to specific markets. See
"Description of Business - Sales and Marketing."

SALES AND MARKETING

     Initially, we relied solely on intermediaries to market and distribute our products and services. However, we currently sell our products and services through a combination of our own sales personnel, strategic alliances and licenses with intermediaries. To date, we have established key strategic alliances or valuable relationships with end-users.

     In March 2004 and August 2004 we entered into two sales agreements to supply our authentication solutions to two separate customers in North America for brand protection projects. Each project involves the protection of millions of items using our coding solutions and handheld authentication readers, as well as our quality assurance tools, which are used to ensure that our inks are applied according to specifications. Revenues from these two agreements were
$616,000, $1,187,000, $1,159,626 and $1,097,514 for the fiscal years ended
December 31, 2004, 2005, 2006 and 2007, respectively, representing approximately
65%, 73%, 58% and 38% of our revenues for the fiscal years ended December 31,
2004, 2005, 2006 and 2007, respectively.

     Although we intend to continue marketing our products and services through licensees and strategic alliances, we believe that expanding our customer base through our direct sales personnel and maintaining a direct relationship with the end user are necessary elements to achieve deep market penetration.

CURRENT PRODUCTS

     We have created solution packages designed to meet various market needs.
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

o    SIGNASURE(TM) - ADVANCED AUTHENTICATION READERS FOR SMART PROTECTION

     We believe that our new SignaSure(TM) series features advanced readers for fast, on-the-spot authentication of sensitive documents and branded products. The SignaSure(TM) readers are equipped with technology to provide users with high value for money by combining high security, exceptional functionality and cost effective solutions. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert
     SmartInk(TM) codes, which are created by mixing special chemical markers
     (taggants) into commercial inks, coatings and other media, and applying them, using standard printing processes, onto documents, tickets, product packaging and labels.

o    SORTSURE(TM) - IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY
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

o    SMARTINK(TM) - MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED SECURITY

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

o    HOLOSURE(TM) - COMBINING COVERT & OVERT SECURITY: A MULTI-TIER
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

o    POCKETSURE(TM) - MOBILE AUTHENTICATION READERS FOR SMART PROTECTION

     Our new PocketSure(TM) reader represents an important addition to our highly regarded SignaSure(TM) reader line, which combines handheld, machine-readable detection with forensic-level analysis. We believe that our new PocketSure(TM) reader is a next-generation reader that offers customers enhanced mobility and economy. At 5.5 inches in length and weighing a mere 2.5 ounces, the PocketSure(TM) includes single-code memory, audio and visual indicators, and the ability to operate on standard AAA batteries. PocketSure(TM) offers a significant benefit for warehouses, return centers, law enforcement agencies and retail organizations seeking to optimize their anti-counterfeiting and "reverse logistics" measures. Its simple-to-read LED, one-button operation, and replaceable batteries also make it easy to train a larger number of personnel. Together, our
     PocketSure(TM) and SignaSure(TM) can be combined to create multi-level security programs wherein a primary level of inspectors employ
     PocketSure(TM) for detection of a base covert code while a secondary level of security specialists employ SignaSure(TM) in the field to detect a more complex forensic-level code.

o    TRANSURE(TM) - AUTOMATIC ANTI-COUNTERFEITING PUBLIC & MASS TRANSIT
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

     We have developed an advanced automatic secure admission tickets and passes system for public transportation and mass transit systems to prevent the loss of income caused by counterfeit tickets. This system contains features such as invisible coded ink. Only our electro-optic detector can decode these invisible features. Our unique security tickets system is highly flexible and customizable and therefore, can protect all types of tickets:
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

     Our RFID technology is in the final development phase, and our goal is to complete development with a view to launching our chipless label system by the end of 2008. We aim to include, without limitation, the following RFID deliverables:

     o    Fixed and hand-held readers;

     o    Specialized conductive inks;

     o    Unique symbology; and

     o    Printer quality control systems.

     If successfully developed, we believe that such technology could eventually compete successfully with the familiar barcode technology and other electronic article surveillance solutions that are currently available.

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

     o    Implementers of traditional barcode technologies. Barcodes are well established in the industry and serve as the de facto standard for tagging items. Barcodes, however, are limited when item level tagging is involved and cannot be implemented in every scenario intended for our product.

     Competition in our markets is based upon price, service, quality, reliability and the ability to offer secure transaction products and services with the flexibility to meet a customer's particular needs. We believe our technology provides a unique and cost-effective solution that has certain common competitive advantages over other technologies. However, even technologies that are not as secure or reliable as our products are competitive if they are marketed effectively and may also compete on the basis of other criteria, such as price. We believe that prospective customers typically consider the following criteria when choosing a security technology:

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

RESEARCH AND DEVELOPMENT

     The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities at our facility in Rehovot, Israel. We believe our future success depends upon our ability to identify the requirements for future products and product enhancements, and to define, implement and successfully develop and introduce the technologies, including, without limitation, our next generation RFID technology, needed to deploy those products and product enhancements.

     We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As part of this strategy, we work closely with current and potential customers, distributors and other members of the industry to identify market needs and define appropriate product specifications. Our research and development expenditures totaled approximately $875,000, $1,186,000 and $1,308,000 for fiscal years 2005, 2006 and 2007, respectively.

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

MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     For the fiscal year ended December 31, 2007, sales to three of our customers in Europe and the Far East accounted for approximately 48% of our 2007 revenues. InkSure was informed in August, 2007 that one end-user of InkSure's largest US customer was terminating its covert authentication program, effective
December 31, 2007 and will no longer be purchasing our products. Out of total
2007 sales to this customer of $731,506, this end-user accounted for $666,733
(91%). In addition to a second end-user which accounted for the other 9% of sales, the customer told InkSure that it was bringing on a new SmartInk end-user, though at much smaller volumes than the terminating end-user. Since the notification, the costumer did not provide a new forecast for anticipated sales to the remaining end-users. So far in 2008, InkSure has not had any sales to this customer.

     The loss of these customers, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

     For the fiscal year ended December 31, 2007, revenues attributed to geographic areas based on the location of the end customers were:

                               REVENUES FOR THE             REVENUES FOR THE
                                 YEAR ENDED 31,               YEAR ENDED 31,
                                DECEMBER, 2007               DECEMBER, 2006
-----------------------    -------------------------   -------------------------

United States                                $ 1,244                     $ 1,273
-----------------------    -------------------------   -------------------------
Israel                                            34                           8
-----------------------    -------------------------   -------------------------
Turkey                                           698                         514
-----------------------    -------------------------   -------------------------
Other                                            914                         207
-----------------------    -------------------------   -------------------------
TOTAL                                        $ 2,890                     $ 2,002
-----------------------    -------------------------   -------------------------

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

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France,
Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States
(US6,922,146), while in Europe it is in stage of allowance. Regarding our fourth patent family, we have recently filed an International Patent Application (PCT).
In addition, regarding our fifth patent family, we have filed a Provisional
Patent Application with the United Stated Patent and Trademark Office, and we will file by May 7, 2008 International Patent Application (PCT)

     With respect to the product-authentication being developed by us, we have entered into an assignment agreement by which InkSure has acquired
AuthentiForm's entire intellectual property portfolio of enhanced product-authentication technology. The AuthentiForm portfolio includes methods to establish authenticity and identify products at the item level by encoding high information-density, invisible, and essentially tamper-proof signatures within a product's formulation, on its surface, or through incorporation into its packaging. AuthentiForm technology enables dynamic codes without substantially changing the chemical composition of a product or its components, which makes the AuthentiForm technology particularly attractive for use with pharmaceutical products.

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

EMPLOYEES

     As of April 9, 2008, we had 17 employees located in Israel, including twelve engineers, three management and administrative personnel, and two operations personnel. In addition, as of April 9, 2008, we had 5 employees located in the United States, one of whom is a member of our management, one of whom manages our operations in the United States, with the remaining four being sales, marketing and customer support personnel. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly-skilled employees.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our executive offices in approximately 2,000 square feet of space that is located in Fort Lauderdale, Florida, pursuant to a lease which expires in October 2010. Our monthly lease payments are approximately $2,800 per month. We maintain our research and development facilities in Rehovot, Israel.
The facilities we lease in Israel are approximately 5,000 square feet pursuant to a lease expiring in September 2008. We believe there are alternative locations available nearby. Moving to such an alternative property will not, most likely, affect our business. Monthly lease payments for such facility are approximately $4,000 per month.

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $37,100), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $18,600).

Both the plaintiff and the defendants appealed the court's decision, .

On November 1, 2007, the Supreme Court ruled in favor of Secu-Systems' appeal.
This ruling accepts that InkSure and Supercom have breached the confidentiality agreement. Consequently, the appeal that had been filed by InkSure and Supercom was dismissed. The Supreme Court instructed that the case will be returned to the District Court for determining the remedies to which Secu-Systems is entitled.

On February 18,2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approx. $ 7,000,000).
The company intends to file an answer to the petition.

On March 24, 2008, SuperCom (who changed its name to Vuance) provided us with an opinion according to which, the following conclusions can be drawn:

a.   In light of the costs analysis, SuperCom had no economical profit from the sale of Inksure's shares.

b.   The consideration received from the sale of Inksure's shares on 2002, incorporates the value of the cash flow of InkSure following the sale.
     Therefore, a calculation based upon both the sale price and the future cash flow of InkSure is not accurate and does not agree with customary accountant standards, since it calculates the factor of the future cash flow twice.

c.   The examination of the outcome of InkSure's business activity from
     2002-2007, as reflected in its financial reports, show that InkSure had not made any profit, and incurred losses during such period. The financial statements also reflect that InkSure had negative cash flow during these years, which was financed by bank loans and fund raising.

In light of the above, provided that the opinion is adopted by the court, the management of InkSure and its counsel handling the lawsuit believe that no material amounts will be awarded to Secu-System in these proceedings.

On January 14, 2008, we entered into a settlement and release agreement with certain warrant holders related to Mr. James E. Lineberger, a former director of ours, in order to settle a dispute that had arisen as to the exercise price of the warrants held by these warrant holders resulting from whether we were required, or failed, to maintain the effectiveness of a registration statement in light of the possible affiliate status of these warrant holders (which arguably prevented the warrant holders from relying on Rule 144(k) promulgated under the Securities Act of 1933, as amended). Pursuant to the settlement, we have issued to the warrant holders an aggregate of 179,696 of our shares of common stock, which 141,289 shares were issued in connection with the cashless exercise of the warrants and the remaining 38,407 shares were issued as payment of legal fees incurred by the warrants holders. Each of the warrant holders represented to us that it is an accredited investor, within the meaning of
Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the 141,289 shares is exempt from registration pursuant to Rule 3(a)
(9) thereof, and the issuance of the 38,407 shares is exempt from registration pursuant to Rule 4(2) and 4(6) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The following table sets forth, for the fiscal periods indicated, the high and low prices of a share of our common stock as reported by the Over the
Counter Bulletin Board under the symbol "INKS.OB" for the periods indicated.
Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              HIGH        LOW
                                              -----      -----

FISCAL YEAR 2006
     1st Quarter                              $4.03      $1.75
     2nd Quarter                              $3.90      $1.52
     3rd Quarter                              $2.10      $1.40
     4th Quarter                              $3.80      $1.22

FISCAL YEAR 2007
     1st Quarter                              $3.00      $1.82
     2nd Quarter                              $2.25      $1.75
     3rd Quarter                              $1.95      $1.16
     4th Quarter                              $1.33      $0.42

FISCAL YEAR 2008
     1st Quarter                              $0.74      $0.35
     2nd Quarter (through April 7, 2008)      $0.37      $0.30

     As of April 7, 2008 there were approximately 51holders of record of the common stock.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2007. Our stockholder approved equity compensation plans consist of the 2002 Employee, Director and Consultant
Stock Option Plan. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

                                                                                 NUMBER OF SECURITIES
                                                                                 REMAINING AVAILABLE
                                                                                 FOR FUTURE ISSUANCE
                                    NUMBER OF SECURITIES                             UNDER EQUITY
                                      TO BE ISSUED UPON      WEIGHTED-AVERAGE     COMPENSATION PLANS
                                    EXERCISE OF OUTSTANDING EXERCISE PRICE OF         (EXCLUDING
                                       OPTIONS, WARRANTS   OUTSTANDING OPTIONS,  SECURITIES REFLECTED IN
PLAN CATEGORY                             AND RIGHTS       WARRANTS AND RIGHTS        COLUMN (A))
-------------------------------          ------------          ------------          ------------
                                              (A)                   (B)                   (C)

Equity compensation plans
   approved by security holders             2,594,367          $       1.47               558,517
Equity compensation plans not
   approved by security holders               658,469          $       1.13                     0
                                         ------------                                ------------
   TOTAL                                    3,252,836                                     558,517

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

     o    Commonwealth Associates, L.P. warrants, dated July 5, 2002, July 31,
          2002 and September 6, 2002: We issued warrants to purchase shares of
          InkSure Delaware common stock in connection with Commonwealth's role as placement agent in a private placement of InkSure Delaware's securities. The warrants were to purchase an aggregate of 550,933 shares of InkSure Delaware common stock at an exercise price of $1.61 per share. In connection with the merger of InkSure Delaware with our wholly owned subsidiary, these warrants to purchase shares of InkSure
          Delaware common stock were converted into warrants to purchase shares of our common stock. As of December 31, 2007, warrant holders had exercised 452,813 warrants. The remaining 98,120 warrants expired.

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

     o    June 26, 2007 warrant issued to Gelbart Kahana Ltd.: We issued a warrant to to Gelbart Kahana Ltd to purchase up to 30,000 shares of our common stock in connection with services they rendered to us. The warrant will expire in 5 years and has an exercise price of $1.83 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     In this section, "Management's Discussion and Analysis," references to
"we," "us," "our," and "ours" refer to InkSure Technologies, Inc., and its consolidated subsidiaries.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report the words "may", "believe", "will", "expect", "expected", "project",
"anticipate", "anticipated estimates", "plans", "strategy", "target",
"prospects" or "continue" and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

OVERVIEW

     We specialize in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud, and diversion. By creating smart protection systems from proprietary machine-readable authentication technologies, we help companies and organizations worldwide regain control over their most valuable assets, their products, their reputation and their revenues. We employ a team of experts in the fields of material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security systems for data and asset integrity within the customers'
existing infrastructure and environment.

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
In the 2007 fiscal year, approximately 57% of our revenues were earned from customers located outside the United States.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to December 31, 2007. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that the company has a history of losses, it is likely that the deferred tax will not be realized; therefore a valuation allowance of approximately
$1,794,000 has been recorded as of December 31, 2007.

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

                                        YEAR ENDED DECEMBER 31,
                                          2007          2006
                                       ----------    ----------

Revenues                                      100%          100%
Cost of Revenues                               38            43
                                       ----------    ----------
Gross profit                                   62            57

Operating expenses:
Research and development                       45            59
Selling and marketing                          58            95
General and administrative                     45            68
                                       ----------    ----------
Total operating expenses                      148           222

Operating loss                                (86)         (165)
Financial income (expense), net               (18)            9
Taxes on income                                 2             -
                                       ----------    ----------
Net loss                                     (101)         (156)
                                       ==========    ==========

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

     REVENUES. Revenues consist of gross sales of products. We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. This continued to effect our results in
2007. Our revenues increased by $888,000, or 44%, to $2,890,000 in 2007 from
$2,002,000 in 2006. This increase in revenues is mostly due to the addition of one new major customer, accounting for 19.3% of our 2007 revenues. InkSure was informed, during the second half of 2007, that one major customer and one major end-user, who accounted for 6.4 % and 25.3 % of our 2007 revenues, will discontinue ordering from us. This fact will have a negative effect on our 2008 and onward revenues, until such time as we are able to replace these customers.

     COST OF REVENUES. Cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $245,000, or 28%, to
$1,108,000 in 2007, from $863,000 in 2006. The increase in cost of revenues is mainly due to the increase of sales, offset by the decrease of cost as a percentage of revenues. Cost of revenues as a percentage of sales was 38 % in
2007, compared with 43% in 2006. The decrease in cost of revenues as a percentage of sales is the result of our continued efforts to reduce the bill of material of our products by getting better pricing for our materials and finding lower cost suppliers. Cost of revenue included a non-cash expense of $1,000 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors and other related costs. Research and development expenses increased by $122,000, or 10%, to $1,308,000 in 2007 from $1,186,000 in
2006. This increase in research and development expenses is primarily related to the development and implementation of our RFID technology. Research and development expenses for 2007 was reduced by a $394,000 grant from the Chief
Scientist related to our RFID project. Research and development expenses for
2007 included a non-cash expense of $30,000 as a result of the implementation of
SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. US sales personnel (2 people in 2007, reduced to 1 person as of January 31, 2008) earn commissions equal to 3% of the invoiced revenues (excluding freight charges) on sales in their markets. Selling and marketing expenses decreased by $225,000, or
12%, to $1,678,000 in 2007, from $1,903,000 in 2006. This decrease in selling and marketing expenses was primarily due to lower marketing expenses resulting from savings in our Florida office and to a much lower non-cash expense, as a result of the implementation of SFAS No. 123(R). of $68,000 in 2007, compared to
$176,000 in 2006. Savings in the Florida office were the result of the termination of the US Operations Manager (field technical support) effective
October 31, 2007, as well as reduced marketing expenditures. A sales representative resigned as of October 13, 2006, and was not replaced.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, office maintenance, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $58,000, or 4%, to $1,294,000 in 2007, from $1,352, 000 in 2006. This decrease was primarily due to a lower non-cash expense, as a result of the implementation of
SFAS No. 123(R), of $437,000 in 2007, compared to $631,000 in 2006. This decrease was partly offset by an increase in legal expenses from $158,000 in
2006 to $212,000 in 2007.

     FINANCIAL EXPENSE, NET. Financial expense, net, amounted to $525,000 in
2007, versus financial income of $190,000 in 2006. The financial expense for
2007 was primarily due to non-cash financial expense, relating to the convertible notes issued on September 2005, of $316,000, compared to non-cash financial income of $315,000 in 2006; and interest expenses of $209,000 in 2007 compared to only $125,000 in 2006.

     NET LOSS. We had a net loss of $3,078,000 in 2007, compared with a net loss of $3,112,000 in 2006, which is an decrease of $34,000, or 1%. The decrease in net loss in 2007 in comparison with 2006 is primarily due to our decrease in operating expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $18,039,000 as of December 31, 2007, and had a working capital (current assets less current liabilities) of approximately
$1,047,000 as of December 31, 2007. Losses are continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $87,000 in 2007 and $103,000 in
2006. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures for the year ending December 31, 2007.

     As of December 31, 2007, we had cash, cash equivalents and short-term deposits of approximately $820,000, compared to $2,412,000 in 2006. This decrease is primarily the result of our continuing investments in research and development and selling and marketing expenses. We had no short-term bank credit in each of 2007 and 2006.

     We generated negative cash flow from operating activities of approximately
$1,738,000 in 2007 compared to $3,019,000 in 2006. The negative cash flow from operating activities in 2007 was attributed to 2007 net loss of approximately
$3,078,000, and an increase in trade receivable of $209,000; partially offset by
$536,000 non cash expenses related to the implementation of FSAS No. 123,
$236,000 non cash depreciation expenses, a $212,000 increase in accounts receivable, $107,000 decrease in inventories and a $458,000 in other payables and non cash expenses.

     We generated positive cash flow from investing activities of approximately
$1,895,000 in 2007 compared to $2,249,000 in 2006. The positive cash flow from investing activities in 2007 was attributed to proceeds we received from selling our short term bank deposits.

     We generated positive cash flow from financing activities of approximately
$260,000 in 2007 compared to $441,000 in 2006. The positive cash flow from financing activities in 2007 was attributed to proceeds received from the exercise of options for cash.

     We believe that our existing cash, together with cash generated from operations, will be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans.

     On September 30, 2005, we completed a private placement of convertible notes, in the aggregate principal amount of $6,000. The notes were interest-only, with interest payments due quarterly at the rate of 4% per year.
The convertible notes were unsecured and will become due on September 30, 2010;
the investors had the ability to cause us to redeem the notes on September 30,
2009. These notes were exchanged for new notes with the same terms as the new
$3,000,000 notes issued on April 9, 2008.

     On April 9, 2008, we completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000 pursuant to
Amendment, Exchange and Purchase Agreements. The private placement resulted in gross proceeds of $3,000,000, of which $750,000 was placed in a cash collateral account to secure our obligations under the notes.

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes") each of which is convertible into shares of common stock at a conversion price is $0.60, subject to adjustment. The new notes are secured by our assets and the assets of our subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure our obligations under the new notes, the security agreements and related documents. The investors may require us to redeem all or any portion of the outstanding principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30,
2009. We may require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading of our common stock. Upon any such conversion, the investors will be entitled to receive a pro rata amount of the cash remaining on deposit in the collateral account which we have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. We may also redeem the new notes at any time by paying the buyers a premium of 5%-25% of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts in the collateral account; at the time of such redemption we will also issue to the buyers warrants to purchase common stock, expiring September 30, 2010, at an exercise price of $0.60. If we sell or license all or substantially all of the assets in our ink business, we may be required to redeem the new notes at 100%
of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If we consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, we may be required to redeem the new notes at 125% of their outstanding principal amount.
The new notes are due on September 31, 2010, unless they are redeemed or converted earlier.

     In addition, we issued to the buyers warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

     Lock-up agreements, by each of our officers and directors (other than Mr.
Albert Attias), and ICTS International, N.V., a principal stockholder of our company, were entered into, pursuant to which, during a period of 180 days from the date of the Agreements, no such officer or director (other than Mr. Attias)
or ICTS International, N.V. will transfer their shares of common stock without the prior written consent of each investor.

     We have reserved for issuance 130% of the common stock issuable upon conversion of the notes and exercise of the warrants. If such percentage of common stock cannot be reserved due to the lack of a number of authorized shares, our board of directors is required to take any actions necessary to increase the number of authorized shares, including holding a stockholders'
meeting with the purpose of authorizing such an increase.

     The consolidated financial statements have been presented on the basis that we will continue as a going concern. Our auditors have stated in their audit opinion that the Company has suffered recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent upon number of factors, including our ability to obtain additional capital.
Therefore, we have engaged investment bankers to help effect a sale of certain of our assets. There can be no assurance that we will be successful in completing a transaction. Management's plans also include cost cuts and increasing the marketing of its current and new products. In addition, we may need to seek to raise additional capital to repay the notes before we may be required to repay the notes before September 2009. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us, or that additional capital will be available to us at all. Our ability to raise capital is impeded by the full ratchet anti-dilution provisions of our convertible notes. Such provisions, unless waived or modified, would make equity financing at less than $0.60 per share extremely dilutive to our existing shareholders.

     RESEARCH AND DEVELOPMENT

     Our research and development expenses were approximately $1,186,000 in 2006 and $1,308,000 in 2007. To date, all research and development expenses have been charged to operating expense as incurred.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments as of December 31, 2007 principally include obligations associated with our future-operating lease obligations and the lease of several automobiles. Our total future obligation is
$174,000 until the end of 2008. See Note 8 to the Consolidated Financial
Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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
"INTENDS," "WILL," "CONTINUE," OR "ESTIMATE," TO BE UNCERTAIN AND
FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE IN THIS FORM 10-KSB SHOULD BE
READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY
APPEAR. INVESTORS SHOULD CONSIDER THE FOLLOWING RISK FACTORS AS WELL AS THE
RISKS DESCRIBED ELSEWHERE IN THIS FORM 10-KSB.

WE WILL LIKELY NEED TO RAISE ADDITIONAL CASH OR SELL CERTAIN ASSETS TO SUSTAIN
OUR OPERATIONS BEYOND TWELVE MONTHS, EXPAND OUR OPERATIONS AND REPAY OUR
OUTSTANDING DEBT.

     Although we believe that our existing cash, together with cash generated from operations will be sufficient to support our operations for at least 12 months, continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover any expansion plans.

     The consolidated financial statements have been presented on the basis that we will continue as a going concern. However, our ability to continue as a going concern is dependent upon number of factors, including our ability to obtain additional capital. Therefore, we have engaged investment bankers to help effect a sale of certain of our assets. Management's plans also include cost cuts and increasing the marketing of its current and new products. In addition, we may need to raise additional capital before we may be required to repay the notes before September 2009. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us, or that additional capital will be available to us at all. Our ability to raise capital is impeded by the full ratchet anti-dilution provisions of our convertible notes and certain warrants. Such provisions, unless waived or modified, would make equity financing at less than $0.60 per share extremely dilutive to our existing shareholders. There can be no assurance that we will be successful in completing a transaction or financing.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND THUS MAY NOT BE PROFITABLE IN THE
FUTURE.

     We have incurred substantial losses and negative cash flows since our inception. We had an accumulated deficit of approximately $18,177,000 at
December 31, 2007 and had a working capital (current assets less current liabilities) of approximately $1,047,000 at December 31, 2007. We incurred losses of approximately $3,078,000 for the year ended December 31, 2007, and losses are continuing. We expect to spend significant amounts to enhance our products and services, develop further sales and operations, and fund expansion.
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

WE HAVE A HISTORY OF NEGATIVE CASH FLOWS.

     We have incurred substantial negative cash flows since our inception. We generated negative cash flow from operating activities of approximately
$1,738,000 in 2007 and $3,019,000 in 2006. To the extent that we continue to have negative cash flows, we will continue to require additional capital to fund our operations. There can be no assurance that we will ever achieve positive cash flow from our operations.

IF WE CONTINUE TO RELY ON A LIMITED NUMBER OF MAJOR CUSTOMERS FOR MOST OF OUR
REVENUES, THE LOSS OF SUCH CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

For the fiscal year ended December 31, 2007, sales to three of our customers in
Europe and in the Far east accounted for approximately 48% of our revenues
..InkSure was informed in August, 2007 that one end-user of InkSure's largest US customer was terminating its covert authentication program, effective December
31, 2007. Out of total 2007 sales to this customer of $731,506, this end-user accounted for $666,733 (91%), in addition to a second end-user which accounted for the other 9% of sales. The customer told InkSure that it was bringing on a new SmartInk end-user, though at much smaller volumes than the terminating end-user. Since the notification, the costumer did not provide a new forecast for anticipated sales to the remaining end-users. So far in 2008, InkSure has not had any sales to this customer. As a result, our revenues for 2008 and thereafter will be adversely affected until such time as we are able to replace these customers, if at all.

     The loss of any customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS MAY BE
ADVERSELY AFFECTED.

     We generate all of our revenue from sales of products relating to the
"authentication industry." The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services could be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Our products have not yet achieved any significant market penetration. Market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future.

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
Investors can also anticipate uneven revenue and operating results, which may be reflected in a volatile market price for our stock.

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

WE WILL HAVE TO KEEP PACE WITH NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE IN
ORDER TO REMAIN COMPETITIVE IN THE MARKETPLACE.

     If we are able to sufficiently penetrate the market with our products and services, our future success will depend upon our ability to keep pace with technological developments and respond to evolving customer demands. Failure to anticipate or respond adequately to technological developments or significant delays in product development could damage our potential position in the marketplace and could have a material adverse effect on our business, operating results, and financial condition. With our current limited financial and technical resources, we may not be able to develop or market new products, services or enhancements to our existing product and service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market products and services and product and service enhancements could have a material adverse effect on our business, operating results and financial condition. See "Business Risk Factors - If our product offerings are not accepted by the market, our business may be adversely affected."

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

Visible barcodes in particular are considered an authentication technology, and are essentially free. In the pharmaceutical industry, there is a new movement to visible 2D barcodes to be used both for authentication and for electronic pedigree, in anticipation of state and federal electronic pedigree requirements for pharmaceuticals. These will require the ability to trace products through the supply chain. As a result, a larger amount of data has to be encoded into the product. Regarding covert machine-readable authentication, we believe there are competitors who are lower priced, but whose technology is not as robust as ours. Within brand protection, we believe that none of these competitors have achieved a significant market position. However, within public/financial documents (including tax stamps and bank notes), SICPA, a private Swiss based security solutions provider, has achieved a leading market position due to its long history of sales of security inks for government applications, which has produced a major network of governmental contacts. SICPA also has the advantage prior success in winning publicly bid tax stamp projects, which it uses for referential value in new projects.

Lack of financial, personnel and other resources has adversely affected our ability to compete. In 2007 we only had three dedicated sales people in the company (two in the US and one in Asia); that number has been reduced to two as of January 31, 2008. Western Europe, Latin America, Africa and much of Asia are effectively lacking any sales coverage. Limited marketing resources limits the audience that can be reached through print ads, direct mail and e-mail, trade shows, conferences and trade group memberships.

WE DEPEND ON THIRD PARTIES FOR INFRASTRUCTURE AND SUPPLIES, THE LOSS OF WHICH
COULD ADVERSELY AFFECT OUR OPERATIONS.

     With regard to our products, we are dependent in part on the availability of equipment, supplies and services provided by independent third parties.
Currently we use a limited number of suppliers in order to take advantage of volume discounts. If one of our suppliers were unable to meet our supply demands and we could not quickly replace the source of supply, it could have a material adverse effect on our business, operating results and financial condition, for reasons including a delay of receipt of revenues and damage to our business reputation. Certain taggants we use in the production of our inks are rare. If these are not available, production may be delayed which could result in lost sales or additional costs.

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH TO SUCCESSFULLY IMPLEMENT OUR BUSINESS
PLAN AND SUCH MISMANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY
TO GROW.

     In the event we obtain the necessary financing we would seek to expand our marketing efforts and business. The resulting strain on our managerial, operational, financial, and other resources would be significant and could render such increased marketing efforts useless. Our ability to manage our growth effectively will require us to continue to improve our operations, financial and managerial controls, reporting systems and procedures. If we are successful in achieving our growth plans, such growth is likely to result in increased responsibility for our management; and our management may not be able to successfully manage such growth due to their lack of experience in managing companies of our size. However, is we are unsuccessful in raising such funds we will not be able to achieve the above mentioned goals.

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
As with any effort at new product development, we may experience significant delays and incur significant unanticipated expenses. Accordingly, we may spend significant time, management resources and money on the RFID product with nothing to show for it. Even if we successfully develop our RFID technology, we may be unable to successfully market RFID products.

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

CONDITIONS IN ISRAEL AFFECT THE OPERATIONS OF OUR SUBSIDIARY IN ISRAEL AND MAY
LIMIT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

     InkSure Ltd., our principal operating subsidiary, is incorporated under
Israeli law and its principal office; manufacturing facility and research and development facility are located in Israel. Political, economic and military conditions in Israel directly affect InkSure Ltd.'s operations. Since the establishment of the state of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for
Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence primarily in the West Bank and
Gaza Strip, negotiations between Israel and the Palestinian Authority have ceased and there has been increased military activity characterized by some as war. Violence has spread to Jerusalem and areas near Tel Aviv. Furthermore, several countries still restrict trade with Israeli companies, which may limit our ability to make sales, or purchase components from, in those countries. Any future armed conflict, political instability, continued violence in the region or restrictions could limit our ability to operate our business and could have a material adverse effect on our business, operating results and financial condition.

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
These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, we have been advised by our Israeli counsel, Yossi
Avraham, Arad & Co., that Israeli courts are reluctant to enforce non-compete undertakings of former employees. Our competitive position could be greatly harmed if we could not enforce these agreements.

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

WE HAVE A STOCKHOLDER THAT IS ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND
ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE
ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

     ICTS International, N.V. and its affiliates beneficially own, as of March
27, 2008, 4,515,555 shares of our common stock, representing approximately 27.8%
of our outstanding common stock. Such ownership interest gives ICTS and its affiliates substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT A
STOCKHOLDER FROM SELLING ITS STOCK AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to
April 8, 2008, our common stock traded at prices ranging from $2.25to $0.30. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE REPRESENTS NEARLY ALL OF OUR
OUTSTANDING COMMON STOCK AND THUS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON
STOCK.

     Of the 16,095,072 shares of common stock held by our present stockholders as of December 31, 2007, approximately 6,000,000 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations.
In general, under Rule 144, a person (or persons whose shares are aggregated)
who has satisfied a six month holding period for stock traded on the Over The
Counter Bulletin Board may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of
1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not our affiliate and who has satisfied a one-year holding period.
In addition, 3,500,000 shares of common stock underlying both current options to purchase our common stock and future issuances of options to purchase our common stock are available, once vested, for public sale by means of ordinary brokerage transactions in the open market. The substantial number of shares eligible for sale could cause our common stock price to be less than it would be in the absence of such an offering, whether or not such shares are actually sold, and sales of a significant number of such shares at any one time could further decrease our stock price.

OUR CONVERTIBLE DEBT AND CERTAIN WARRANTS CONTAIN FULL RATCHET ANTI-DILUTION
PROVISIONS, WHICH, IF TRIGGERED, COULD SIGNIFICANTLY DILUTE THE INTERESTS OF OUR
STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

     Our $9,000,000 principal amount of convertible notes are currently convertible into shares of our common stock at an initial conversion rate of
$0.60 per share. Based on this initial conversion price we would issue approximately 15,000,000 shares of common stock upon conversion in full of the
$9,000,000 of convertible notes. The exercise price of warrants to purchase
3,570,337 shares of common stock are currently exercisable at $0.60 per share.
The convertible notes and warrants contain a full ratchet anti-dilution provision, which provides, unlike a more traditional weighted average anti-dilution provision, that if we issue convertible or equity securities in the future (subject to certain exceptions) at a price per share less than the conversion rate of the notes or exercise price of the warrants, the conversion rate of the convertible notes and exercise price of the warrants will be automatically adjusted down to that lesser price. In such case, the number of shares into which the convertible notes are convertible and warrants are exercisable would increase correspondingly. By way of example only, if the price per share of common stock were $0.50, and we were to issue securities at such reduced price, the conversion rate of the convertible notes would be automatically adjusted down to $0.50 per share, the number of shares into which the convertible notes would be convertible would increase from 15,000,000 shares to 18,000,000 and the number of shares issuable upon exercise of the warrants would increase from 3,570,337 shares to 4,912,124 shares. Accordingly, if we trigger the full ratchet anti-dilution provision, our stockholders could suffer substantial dilution. In addition, because we are required to reserve 130% of the number of shares issuable upon conversion of the convertible notes and exercise of the warrants; we may not have sufficient authorized shares to issue a significant number of additional shares, especially if the anti-dilution provisions are triggered. Because of the current market price of our common stock, it is unlikely that we will be able to raise any additional equity financing without triggering these provisions.

WE HAVE SUBSTANTIAL OUTSTANDING INDEBTEDNESS WHICH IMPOSES SIGNIFICANT
RESTRICTIONS ON OUR BUSINESS.

     We currently have $9 million of debt outstanding under convertible notes.
The convertible notes prohibit us, from among other things, from incurring debt or liens (subject to limited exceptions) or pay cash, dividends or redeem any capital stock. These restrictions may limit our ability to obtain additional financing and restrict our ability to operate our business.

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

     (c) Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules
13a-15(f) or 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of
Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

     o    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company's assets;

     o    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the management and directors of the company; and

     o    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management, including our Chief Executive Officer and Chief Financial
Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007.

This assessment includes:

a) Evaluation of the design of our internal control over financial reporting
("ICFR").

b) Testing of the operational effectiveness of these controls.

The design of our ICFR includes:

     o    Evaluating how the requirements of USA GAAP apply to InkSure's business, operations, transactions and financial statements.

     o    Identifying the risks to reliable financial reporting, and the potential sources of those risks.

     o    Assessment and judgment of how much these risks are material.

     o    Design and implement internal controls (including policies, procedures and activities - most of them manual controls), taking into account that InkSure operates in two locations (Israel and Florida).

     o    Evaluation of whether the implemented internal controls address the risk that a material misstatement of the financial statements would not be prevented or detected in a timely manner.

     o    Evaluation whether the implemented internal controls are efficient and effective in preventing or detecting the risk (for example - does the employee performing the control have the authority to do so, and does he possess the competence to perform it effectively).

The testing of the operational effectiveness of those controls includes:

Since InkSure is a small size company, the operation of the internal controls is centralized and our management's daily interaction with the internal controls
(especially the CFO's interaction) provides sufficient knowledge about their operation. Nevertheless, we conduct the following tests:

     o    Randomly, in a sample size of at least 5%, checking the whole process of the control from start to finish.

     o    Comparison with relative past numbers (e.g. past balances)

     o    These checks are carried out by managers with high degree of objectivity relative to the controls being tested.

     Our assessment was conducted in accordance with the interpretive guidance issued by the Commission in Release No. 34-55929. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

     There has been no change in InkSure's internal control over financial reporting for the yearr ended December 31, 2007 that materially affected our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
        GOVERNANVCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to the company's definitive proxy statement related to the company's Annual Meeting of
Shareholders to be held in 2008.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the company's definitive proxy statement related to the company's Annual Meeting of
Shareholders to be held in 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated by reference to the company's definitive proxy statement related to the company's Annual Meeting of
Shareholders to be held in 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

     The information required by this item is incorporated by reference to the company's definitive proxy statement related to the company's Annual Meeting of
Shareholders to be held in 2008.

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

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by this item is incorporated by reference to the company's definitive proxy statement related to the company's Annual Meeting of
Shareholders to be held in 2008.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2007

                            U.S. DOLLARS IN THOUSANDS

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2007

                            U.S. DOLLARS IN THOUSANDS

                                      INDEX

                                                                        PAGE
                                                                     ----------

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheet                                              F-3

Consolidated Statements of Operations                                   F-4

Statements of Changes in Stockholders' deficiency                       F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                           F-7 - F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             TO THE STOCKHOLDERS OF
                            INKSURE TECHNOLOGIES INC.

We have audited the accompanying consolidated balance sheet of InkSure
Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' Deficiency and cash flows for each of the two years in the period ended December 31, 2007.
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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the
Company and its subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended
December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ BRIGHTMAN ALMAGOR & CO.
BRIGHTMAN ALMAGOR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER FIRM OF DELOITTE TOUCHE TOHMATSU

Tel-Aviv, Israel
27 March, 2008

                                     F - 2

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                            AS OF DECEMBER 31,
                                                                ---------
                                                                 2 0 0 7
                                                                ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $    820
  Trade receivables                                                  453
  Other accounts receivable and prepaid expenses (Note 3)            225
  Inventories (Note 4)                                               399
                                                                --------

TOTAL CURRENT ASSETS                                               1,897
                                                                --------

LONG TERM DEPOSIT                                                     17
                                                                --------

PROPERTY AND EQUIPMENT, NET (NOTE 5)                                 352
                                                                --------

DEFERRED CHARGES                                                     385
                                                                --------

GOODWILL                                                             271
                                                                ========

TOTAL ASSETS                                                       2,922
                                                                ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Trade payables                                                $    284
  Employees and payroll accruals                                     204
  Accrued expenses and other payables                                362
                                                                --------

TOTAL CURRENT LIABILITIES                                            850
                                                                --------

Convertible notes, net (Note 7)                                    5,691
                                                                --------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

STOCKHOLDERS' DEFICIENCY
  Stock capital (Note 9):                                            161
   Preferred stock of $ 0.01 par value -
   Authorized: 10,000,000 stocks; Issued and outstanding:
     0 stocks as of 12/31/2006 and 12/31/2005
   Common stock of $ 0.01 par value -
   Authorized: 50,000,000; Issued and outstanding:
   16,095,072 and 15,838,579 as of 12/31/2007 and
     12/31/2006 respectively
  Additional paid-in capital                                      14,279
  Accumulated other comprehensive income                             118
  Accumulated deficit                                            (18,177)
                                                                --------

TOTAL STOCKHOLDERS' DEFICIENCY                                  $ (3,619)
                                                                ========

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $  2,922
                                                                ========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 3

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         2 0 0 7             2 0 0 6
                                                       ------------        ------------

Revenues (Note 12)                                     $      2,890        $      2,002
Cost of revenues                                              1,108                 863
                                                       ------------        ------------

GROSS PROFIT                                                  1,782               1,139
                                                       ------------        ------------

Operating expenses:
  Research and development, net                               1,308               1,186
  Selling and marketing                                       1,678               1,903
  General and administrative                                  1,294               1,352
                                                       ------------        ------------

Total operating expenses                                      4,280               4,441
                                                       ============        ============

Operating loss                                               (2,498)             (3,302)
                                                       ------------        ------------

Financial income (expense), net                                (209)               (125)
Non cash financial  income (expenses)
  related to convertible notes, net                            (316)                315
                                                       ------------        ------------

Financial income (expenses), net (Note 11)                     (525)                190
                                                       ------------        ------------

Net loss before taxes                                        (3,023)             (3,112)

Taxes on income                                                  55                   -
                                                       ------------        ------------

Net loss                                               $     (3,078)       $     (3,112)
                                                       ------------        ------------

Basic and diluted net loss per share                   $       (0.2)       $       (0.2)
                                                       ============        ============

Weighted average number of Common stocks used in
  computing basic and diluted net loss per share         15,912,774          15,238,942
                                                       ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 4

                                         INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                                             STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                                            ACCUMULATED
                                                                              ADDITIONAL      DEFERRED         OTHER                           TOTAL
                                                                 SHARE         PAID-IN      STOCK-BASED    COMPREHENSIVE   ACCUMULATED      STOCKHOLDERS'
                                                                CAPITAL        CAPITAL      COMPENSATION       INCOME        DEFICIT         DEFICIENCY
                                                                --------       --------       --------        --------       --------        --------

BALANCE AS OF JANUARY 1, 2006                                   $    152       $ 12,160       $    (12)       $    118       $(11,987)       $    431

Stock based compensation                                               -            891              -               -              -             891
Amortization of deferred stock based compensation                      -              -             12               -              -              12
Exercise of 380,723 warrants into 354,442 ordinary shares              4            186              -               -              -             190
Exercise of 249,283 options into 249,283 ordinary shares               2            249              -               -              -             251
Net loss                                                               -              -              -               -         (3,112)         (3,112)
                                                                --------       --------       --------        --------       --------        --------

BALANCE AS OF DECEMBER 31, 2006                                 $    158       $ 13,486              -        $    118       $(15,099)       $ (1,337)

Stock based compensation                                                            536              -               -              -             536
Exercise of 253,181 warrants into 137,655 ordinary shares              2            131              -               -              -             133
Exercise of 97,833 options into 97,833 ordinary shares                 1            126              -               -              -             127
Net loss                                                               -              -              -               -         (3,078)         (3,078)
                                                                --------       --------       --------        --------       --------        --------

BALANCE AS OF DECEMBER 31, 2007                                 $    161       $ 14,279              -        $    118       $(18,177)       $ (3,619)
                                                                ========       ========       ========        ========       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 5

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ----------------------
                                                                  2 0 0 7        2 0 0 6
                                                                  -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(3,078)       $(3,112)
Adjustments required to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                         236             89
Capital gain (loss)from sale of property                               (1)             -
Decrease (increase) in trade receivables                             (209)           115
Non cash financial income related to convertible notes, net           173           (459)
Increase in other accounts receivable and prepaid expenses            212           (174)
Decrease (increase) in inventories                                    107             89
(Decrease) increase in trade payables                                  56           (266)
Increase (decrease) in employees and payroll accruals                  60             22
Non cash financial expenses related to implementation
  of SFAS No. 123 (R)                                                 536            903
Decrease in other payables                                            170           (226)
                                                                  -------        -------

NET CASH USED IN OPERATING ACTIVITIES                              (1,738)        (3,019)
                                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (102)          (103)
Proceeds from sales of property                                         5              4
Proceeds from short-term bank deposits                              1,992          2,348
                                                                  -------        -------

NET CASH FROM INVESTING ACTIVITIES                                  1,895          2,249
                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to Common Stock                                   127            251
Exercise of warrants to Common Stock                                  133            190
Issuance of convertible notes, net of deferred charges                  -              -
Issuance of warrants to purchase convertible notes                      -              -
                                                                  -------        -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             260            441
                                                                  =======        =======

Increase (decrease) in cash and cash equivalents                      417           (329)
Cash and cash equivalents at the beginning of the year                403            732
                                                                  -------        -------

Cash and cash equivalents at the end of the year                  $   820        $   403
                                                                  =======        =======

Supplemental cash flow information:
Cash paid for interest                                            $   240        $   240
                                                                  =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 6

NOTE 1 - GENERAL

     A.   InkSure Technologies Inc. and its subsidiaries (together, "the
          Company") was incorporated under the laws of the State of Nevada,
          U.S., on April 22, 1997. On July 8, 2003, InkSure Technologies Inc.
          effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies
          (Delaware) Inc., which was incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies
          (Delaware) Inc., which thereafter renamed itself InkSure Technologies
          Inc.

          The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from
          counterfeiting, fraud and diversion. During 2007, the Company generated most of its revenues from major customers (see also Note
          12).

          The Company conducts its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies
          Inc.) (as of December 31, 2007, IST Operating Inc. is inactive);
          InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in
          March 2000 (as of December 31, 2007, InkSure RF Inc. is inactive).

     B.   As reflected in the accompanying financial statements, the Company's operations for the year ended December 31, 2007, resulted in a net loss of $2,940 and the Company's balance sheet reflects a net stockholders' deficit of $3,481. The Company had a working capital
          (current assets less current liabilities) of approximately $1,047. The
          Company ability to continue operating as a "going concern" is dependent on several factors, among them is its ability to obtain additional capital. Management's plans in this regards include, among others, raising additional cash from current and potential stockholders and lenders, and increasing the marketing of its current and new products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with
     United States generally accepted accounting principles ("U.S. GAAP").

     A.   USE OF ESTIMATED:

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

                                     F - 7

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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
                                                  ------------------------------

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

     H.   IMPAIRMENT OF LONG-LIVED ASSETS

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
          If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31,
          2007, no impairment losses had been identified.

                                     F - 8

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     I.   REVENUE RECOGNITION:

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

     J.   WARRANTY:

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

     K.   RESEARCH AND DEVELOPMENT COSTS:

          Research and development costs are charged to the statement of operations, as incurred.

     L.   BASIC AND DILUTED NET LOSS PER SHARE:

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

          All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, was
          2,582,367 and 3,570,172 for the years ended December 31, 2007 and
          2006, respectively.

                                     F - 9

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     M.   INCOME TAXES:

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

     N.   CONCENTRATIONS OF CREDIT RISK:

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

     O.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The following methods and assumptions were used by the Company in estimating fair value and disclosures for financial instruments:

          The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, and trade payables approximate their fair value due to the short-term maturities of such instruments.

     P.   ACCOUNTING FOR STOCK-BASED COMPENSATION:

          Effective January 1, 2006, the Company adopted SFAS No. 123 (revised
          2004), "Share-Based Payment" (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under Company stock-based compensation plans include stock options. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company Consolidated
          Statement of Operations.

          Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under SFAS
          No. 123R in 2007 was $536,000.

          Under SFAS 123 (R), the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes option pricing" method with the following weighted-average assumptions:(1)
          expected life of 3.25 years (2006 - 3.5); (2) dividend yield of 0% (3)
          expected volatility of 95% (2006 - 102%) and (4) risk-free interest rate of 4.8% (2006 - 4.84%).

                                     F - 10

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     Q.   RECENT ACCOUNTING PRONOUNCEMENTS:

          In September 2006, the FASB issued SFAS No. 157, "Fair Value
          Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not expect that the adoption of SFAS No. 157 will have a significant impact on its
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
          financial statements.

          In June 2007, the FASB ratified Emerging Issues Task Force (EITF)
          Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for
          Goods or Services to Be Used in Future Research and Development
          Activities" (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on the Company's consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141(R) "Business
          Combinations" ("SFAS 141(R)") and SFAS No. 160, "Non-controlling
          Interests in Consolidated Financial Statement" ("SFAS 160"). SFAS
          141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS
          141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160 simultaneously in our fiscal year beginning November 1, 2009. The provisions of SFAS 141(R)
          will only impact the Company if it is a party to a business combination after the pronouncement has been adopted.

                                     F - 11

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                    AS OF DECEMBER 31,
                                                       ----------
                                                         2 0 0 7
                                                       ----------

         Government authorities                        $       24
         Prepaid expenses                                      75
         Other                                                126
                                                       ----------
                                                       $      225
                                                       ==========

NOTE 4 - INVENTORIES

                                                    AS OF DECEMBER 31,
                                                       ----------
                                                         2 0 0 7
                                                       ----------

         Raw materials, parts and supplies             $      359
         Finished products                                     40
                                                       ----------
                                                       $      399
                                                       ==========

NOTE 5 - PROPERTY AND EQUIPMENT, NET

                                                    AS OF DECEMBER 31,
                                                       ----------
                                                         2 0 0 7
                                                       ----------

         Cost:
           Computers and peripheral equipment          $      704
           Office furniture and equipment                     131
           Leasehold improvements                             118
                                                       ----------
                                                       $      953
                                                       ----------

         Accumulated depreciation:
           Computers and peripheral equipment          $      444
           Office furniture and equipment                      40
           Leasehold improvements                             117
                                                       ----------
                                                       $      601
                                                       ==========

         Net book value                                $      352
                                                       ==========

     Depreciation expenses for the years ended December 31, 2007 and 2006, amounted to $ 93 and $ 89, respectively.

                                     F - 12

NOTE 6 - ACCRUED SEVERANCE PAY

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

     Severance pay expenses amounted to $95 and $64 for the years ended December
     31, 2007 and 2006, respectively.

NOTE 7 - CONVERTIBLE NOTE

     ISSUANCE OF CONVERTIBLE NOTES

     On September 30, 2005, the Company completed a private placement of convertible notes ("Convertible notes"), in the aggregate principal amount of $6,000 pursuant to the Securities Purchase Agreement as of such date between the Company and certain investors ("the Investors").

     The Convertible notes were unsecured and due on September 30, 2010. The investors had the ability to cause the Company to redeem the notes on
     September 30, 2009. Prior to maturity, the notes were interest-only, with interest payments due quarterly at the rate of 4% per year.

     The Convertible notes were convertible initially into shares of the
     Company's common stock at an initial conversion price per share of $3.00, subject to full ratchet anti-dilution protection with respect to any future stock issuances below such conversion price. Through July 24, 2007, the
     Investors had the right to participate up to one-third with any subsequent equity or equity-linked capital raising by the Company.

     In accordance with the issuing of the Convertible notes, the Company accrued issuance charges in the amount of $696, which is amortized over a five year period.

     The Convertible notes contained embedded derivatives. Derivatives instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, liability or equity, depending on their characteristics. Each derivative component should be recorded as a liability. The Company valued the derivative components using Black Scholes model. The value of the derivatives as of December 31, 2007 and 2006 is $296 and $380,
     respectively. The derivatives are revalued at each reporting period.

                                     F - 13

NOTE 7 - CONVERTIBLE NOTE (CONT.)

     ISSUANCE OF CONVERTIBLE NOTES (CONT.)

     The Convertible notes contained embedded derivatives. Derivatives instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, liability or equity, depending on their characteristics. Each derivative component should be recorded as a liability. The Company valued the derivative components using Black Scholes model. The value of the derivatives as of December 31, 2007 and 2006 is $296 and $380,
     respectively. The derivatives are revalued at each reporting period.

     ISSUANCE OF WARRANTS TO PURCHASE CONVERTIBLE NOTES

     In September 2005, in connection with the initial issuance of the
     Convertible notes, the Investors were granted the opportunity to invest an additional $1,250 through the purchase of additional convertible notes at a conversion price of $3.60 per share until March 30, 2007.

     The Company assessed the characteristics of the warrants to purchase
     Convertible notes and determined that they should be recorded as a liability and valued by using Black Scholes model. The value of the warrants as of December 31, 2006 was $152.

     As a result of recording the warrants and the derivative instruments at fair value at the date of issuance, the Company recorded a discount in the amount of $1,352, which being amortized over 4 years period

                                                 AS OF DECEMBER 31,
                                                    ----------
                                                     2 0 0 7
                                                    ----------

     Convertible note                                $ 6,000
     Discount                                           (605)
     Bifurcated embedded                                 296
                                                       5,691
                                                     =======

                                     F - 14

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

     A.   LEASE COMMITMENTS:

          The Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2010. The annual minimum future rental payments under non-cancelable operating leases as of December 31, 2007, are as follows:

          Year endeing December 31, 2008

                                                        $ 174
                                                        -----
                                                        $ 174
                                                        =====

          Total rent expenses for the years ended December 31, 2007 and 2006, were approximately $ 84 and $ 118, respectively.

          Motor vehicle lease expenses for the years ended December 31, 2007 and
          2006 were approximately $ 107 and $ 64, respectively.

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
          (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS
          130,000 (about $37,100), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $18,600).

          Both the plaintiff and the defendants appealed the court's decision.

          On November 1, 2007, the Supreme Court ruled in favor of Secu-Systems'
          appeal. This ruling accepts that InkSure and Supercom have breached the confidentiality agreement. Consequently, the appeal that had been filed by InkSure and Supercom was dismissed. The Supreme Court instructed that the case will be returned to the District Court for determining the remedies to which Secu-Systems is entitled.

          On February 18,2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000
          (Approx. $ 7,000,000). The company intends to file an answer to the petition.

          On March 24, 2008 SuperCom (who changed its name to Vuance) provided the Company with an opinion, according to which, the following conclusions can be drawn:

          d.   In light of the costs analysis, SuperCom had no economical profit from the sale of the Company shares.

          e.   The consideration received from the sale of the Company shares on
               2002, incorporates the value of the cash flow of the Company following the sale. Therefore, a calculation based upon both the sale price and the future cash flow of the Company is not
               accurate and does not agree with customary accountant standards, since it calculates the factor of the future cash flow twice.

                                     F - 15

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

          f.   The examination of the outcome of the Company's business activity from 2002-2007, as reflected in its financial reports, show that the Company had not made any profit, and incurred losses during such period. The financial statements also reflect that the
               Company had negative cash flow during these years, which was financed by bank loans and fund raising.

          In light of the above, provided that the opinion is adopted by the court, the management of the Company and counsel handling the lawsuit believe that no material amounts will be awarded to Secu-System in these proceedings.

     D.   EUROPEAN COMMISSION GRANTS:

          The Company has received non-royalty-bearing grants amounting to $205 from the European commission. During the years ended 31, December 2007 and 2006, the Company recognized income of $0 and $85, respectively.
          These grants are recognized at the time the Company is entitled to such grants on the basis of the costs incurred and included as a reduction in research and development expenses.

     E.   In connection with its research and development, the Company received grants from the State of Israel in the total amount of approximately
          $0.5 million. The Company is committed to pay royalties at a rate of
          3.5% of sales of the developed product, up to 100% of the amount of grants received. As of the date of approval for programs approved from
          2007 and thereafter.

                                     F - 16

NOTE 9 - STOCK CAPITAL

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

     C.   STOCK OPTIONS:

          On August 24, 2001, the board of directors of InkSure Delaware adopted the 2001 Employee Stock Option Plan ("the 2001 Plan"). Under the 2001
          Plan 600,000 shares have been reserved for issuance upon the exercise of options granted thereafter. The 2001 Plan expired in August 24,
          2007 and no further options will be granted under this plan.

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

          As of December 31, 2007, an aggregate of 558,517 options are still available for future grant under the Company's stock option plans.

                                     F - 17

NOTE 9 - STOCK CAPITAL (CONT.)

     C.   STOCK OPTIONS: (CONT.)

          The following is a summary of the Company's stock options granted among the various plans:

                                                YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------
                                          2 0 0 7                      2 0 0 6
                                  -----------------------     -------------------------
                                                WEIGHTED                      WEIGHTED
                                    AMOUNT       AVERAGE        AMOUNT        AVERAGE
                                  OF OPTIONS  EXERCISE PRICE  OF OPTIONS   EXERCISE PRICE
                                  ----------   ----------     ----------     ----------

Outstanding at beginning of
  year                             2,440,867   $     1.39     2,451,494     $     0.98
Granted                              443,000   $     1.82       671,000     $     2.41
Exercised                            (97,833)  $     1.21      (249,283)    $     1.07
Forfeited                           (191,667)  $     1.63      (432,344)    $     1.20
                                  ----------   ----------    ----------     ----------

Outstanding at end of year         2,594,367   $     1.47     2,440,867     $     1.41
                                  ==========   ==========    ==========     ==========

Exercisable at end of year         1,967,514   $     1.32     1,780,500     $     1.14
                                  ==========   ==========    ==========     ==========

          The options outstanding as of December 31, 2007, have been separated into ranges of exercise price as follows:

                                                                                 WEIGHTED
                        OPTIONS         WEIGHTED                  OPTIONS         AVERAGE
                      OUTSTANDING       AVERAGE     WEIGHTED    EXERCISABLE      EXERCISE
 RANGE OF                AS OF         REMAINING    AVERAGE        AS OF          PRICE OF
 EXERCISE             DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,     OPTIONS
  PRICE                   2007        LIFE (YEARS)    PRICE        2007         EXERCISABLE
-----------           ----------      ----------   ----------   ----------      ----------

0.8 - 1.35             1,504,367            1.54         1.02    1,470,187            1.02

1.45 - 2.80            1,090,000            2.48         2.10      497,327            2.20
                      ----------      ----------   ----------   ----------      ----------

                       2,594,367            1.93         1.47    1,967,514            1.32
                      ==========      ==========   ==========   ==========      ==========

          The company recognized compensation expenses of $536 and $891 for the year ended December 31, 2007 and 2006.

                                     F - 18

NOTE 9 - STOCK CAPITAL (CONT.)

     D.   STOCK WARRANTS:

          The Company has issued warrants, as follows:

                     OUTSTANDING                EXERCISABLE
                       AS OF                       AS OF
                     DECEMBER 31,    EXERCISE   DECEMBER 31,     EXERCISABLE
ISSUANCE DATE           2007          PRICE        2007            THROUGH
--------------    --------------- ------------- -----------   ----------------

April 2004 (1)       1,720,589       $   1.00    1,720,589       April 2009
March 2005 (2)          50,000       $   1.40       50,000       March 2015
June 2006  (3)         100,000       $   1.60      100,000       June 2011
June 2007  (4)          30,000       $   1.83       30,000       June 2012

          (1)  Issued to investors in the 2004 private placement.

          (2)  Issued to a consultant of the company

          (3)  Issued to a consultant of the company

          (4)  Issued to a consultant of the company

     E.   DIVIDENDS:

          In the event that dividends are declared in the future, such dividends will be paid in U.S. dollars.

          The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 10 - TAXES ON INCOME

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

                                                                YEAR ENDED DECEMBER 31,
                                                                  -------------------
                                                                  2 0 0 7     2 0 0 6
                                                                  --------   --------

          Net operating loss carryforward                         $  1,663   $  2,531
          Other deductions for tax purposes                            131        182
                                                                  --------   --------

          Net deferred tax asset before valuation allowance          1,794      2,713
          Valuation allowance                                       (1,794)    (2,713)
                                                                  --------   --------

          Net deferred tax asset                                  $      -   $      -
                                                                  ========   ========

                                     F - 19

NOTE 10 - TAXES ON INCOME (CONT.)

     B.   DEFERRED INCOME TAXES (CONT.):

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

          Net loss consists of the following:

                         YEAR ENDED DECEMBER 31,
                         ----------------------
                         2 0 0 7        2 0 0 6
                         -------        -------

          Domestic       $(1,468)       $(1,577)
          Foreign         (1,610)        (1,535)
                         -------        -------

                         $(3,078)       $(3,112)
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

     D.   TAX LOSS CARRYFORWARDS:

          Net operating loss carryforwards as of December 31, 2007 are as follows:

          Israel                                       4,381
          United States *)                             7,488
                                                      ------

                                                      11,869
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

                                     F - 20

NOTE 11 - FINANCIAL INCOME (EXPENSES), NET

                                                                 YEAR ENDED DECEMBER 31,
                                                                   ------------------
                                                                  2 0 0 7      2 0 0 6
                                                                   -----        -----

Interest, bank charges and fees, net                               $(244)       $ (99)
Foreign currency translation differences                              35          (26)
Non cash income (expenses) related to convertible notes, net        (316)         315
                                                                   -----        -----

                                                                   $(525)       $ 190
                                                                   =====        =====

NOTE 12 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

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

     The following data presents total revenue for the years ended December 31,
     2007 and 2006, based on the customer's location and long-lived assets as of
     December 31, 2007 and 2006:

                         2 0 0 7                    2 0 0 6
                    -------------------       -------------------
                    TOTAL      LONG-LIVED     TOTAL      LONG-LIVED
                   REVENUES      ASSETS      REVENUES      ASSETS
                    ------       ------       ------       ------

United States       $1,244       $  281       $1,273       $  293
Export:
   Israel               34       $  342            8          324
   Turkey              698            -          514            -
   Other               914            -          207            -
                    ------       ------       ------       ------

                    $2,890       $  623       $2,002       $  617
                    ======       ======       ======       ======

     Major customer data as a percentage of total revenues, is as follows:

                                          YEAR ENDED DECEMBER 31,
                                         -------------------------
                                         2 0 0 7           2 0 0 6
                                         -------           -------

     Customer A                            25%               41%
     Customer B                             6%               19%
     Customer C                            13%               17%
     Customer D                            11%               10%
     Customer E                            19%                -

                                     F - 21

NOTE 13 - SUBSEQUENT EVENT (UNAUDITED)

     ISSUANCE OF CONVERTIBLE NOTES

     On April 9, 2008, the Company completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000 pursuant to Amendment, Exchange and Purchase Agreements. The private placement resulted in gross proceeds of $3,000,000, of which $750,000 was placed in a cash collateral account to secure our obligations under the notes.

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes (see note 7) for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes") each of which is convertible into shares of common stock at a conversion price is $0.60, subject to adjustment. The new notes are secured by the Company's assets and the assets of the Company's subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure the
Company's obligations under the new notes, the security agreements and related documents. The investors may require the Company to redeem all or any portion of the outstanding principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30, 2009. The Company may require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading of teh
Company's common stock. Upon any such conversion, the investors will be entitled to receive a pro rata amount of the cash remaining on deposit in the collateral account which the Company have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. The Company may also redeem the new notes at any time by paying the buyers a premium of 5%-25% of the outstanding principal amount of the notes
(based upon the time of redemption) plus interest and the amounts in the collateral account; at the time of such redemption the Company will also issue to the buyers warrants to purchase common stock, expiring September 30, 2010, at an exercise price of $0.60. If the Company sell or license all or substantially all of the assets in our ink business, the Company may be required to redeem the new notes at 100% of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If the Company consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, the Company may be required to redeem the new notes at 125% of their outstanding principal amount. The new notes are due on September 31, 2010, unless they are redeemed or converted earlier.

     In addition, the Company issued to the buyers warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

                                     F - 22

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

          SIGNATURE                        TITLE                            DATE

/s/ Elie Housman                  Chief Executive Officer,               April 9, 2008
--------------------------        Chairman and Director
Elie Housman                      (Principal Executive Officer)

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                            DATE

/s/ Elie Housman                  Chief Executive Officer,              April 9, 2008
--------------------------        Chairman and Director
Elie Housman                      (Principal Executive Officer)

/s/ Mickey Brandt                 Chief Financial Officer (Principal    April 9, 2008
--------------------------        Financial and Accounting Officer)
Mickey Brandt

/s/ Yaron Meerfeld                Chief Operations Officer and          April 9, 2008
--------------------------        Director
Yaron Meerfeld

/s/ Philip M. Getter              Director                              April 9, 2008
--------------------------
Philip M. Getter

                                  Director                              April 9, 2008
--------------------------
Randy F. Rock

                                  Director                              April 9, 2008
--------------------------
Albert Attias

/s/ David W. Sass                 Director                              April 9, 2008
--------------------------
David W. Sass

/s/ Pierre L. Schoenheimer        Director                              April 9, 2008
--------------------------
Pierre L. Schoenheimer

/s/ Samuel N. Seidman             Director                              April 9, 2008
--------------------------
Samuel N. Seidman

                                       31