Form 10KSB/A
period 2007-12-31
INKSURE TECHNOLOGIES INC.
filed 2008-04-29
CIK 1062128

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

               For the transition period from ________ to ________

                         Commission file number 0-24431

                           INKSURE TECHNOLOGIES, INC.
              -----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                   84-1417774
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  1770 N.W. 64th Street, Suite 350, Fort Lauderdale, FL           33309
  -----------------------------------------------------           -----
        (Address of principal executive offices)                (Zip Code)

                                 (954) 772-8507
                ------------------------------------------------
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of Class)

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

Transitional Small Business Disclosure Format (check one):

                               Yes [_]     No [X]

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-KSB of InkSure Technologies Inc. for the year ended December 31, 2007 (the "Original Report") is to include the disclosure required in Part III, Items 9, 10, 11, 12 and 13. Except for Items 9, 10, 11, 12 and 13 no other information included in the Original Report is amended or changed by this Amendment. As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
            AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a)
            OF THE EXCHANGE ACT                                               1
ITEM 10.    EXECUTIVE COMPENSATION                                            3
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        7
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
            DIRECTOR INDEPENDENCE                                             9
ITEM 13.    EXHIBITS                                                         10
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                           11

SIGNATURES                                                                   13

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information concerning our executive officers and directors, their ages, their offices in the company, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of April 29, 2008:

NAME                      AGE     POSITION
----------------------   ------   --------------------------------------------

EXECUTIVE OFFICERS
  Elie Housman             71     Chief Executive Officer, Chairman and Director
  Mickey Brandt            52     Chief Financial Officer, Vice President,
                                  Secretary and Treasurer
  Yaron Meerfeld           48     Chief Operating Officer and Director

NON-EMPLOYEE DIRECTORS
  Albert Attias            79     Director
  Philip M. Getter         70     Director
  David W. Sass            72     Director
  Pierre L. Schoenheimer   74     Director
  Randy F. Rock            56     Director
  Samuel N. Seidman        74     Director

     ELIE HOUSMAN joined us in February 2002 as chairman and as a director. As of May 2005, he was also appointed as our chief executive officer. At present, Mr. Housman is a director of two public companies, ICTS International, N.V., a prominent aviation security company listed on The Nasdaq Stock Market (NASDAQ:
ICTS). In addition, Mr. Housman serves as a director for a number of privately held companies in the United States. Mr. Housman holds a B.A. and M.A. in economics

     MICKEY BRANDT C.P.A. joined us in September 2006 as vice president, chief financial officer, secretary and treasurer from March 2000 until September 2006, he was the chief financial officer of Mofet Venture Capital Fund, an Israeli venture capital fund that trades on the Tel Aviv Stock Exchange. At Mofet, he was responsible for all financial activities of the fund and provided financial assistance and advice to the fund's portfolio companies. Mr. Brandt is a Certified Public Accountant (Israel) and holds a B.A. in Accounting and Economics from Tel Aviv University and an M.B.A. from the Graduate School of Business Administration (Northeastern University) in Boston.

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

     PHILIP M. GETTER JOINED us in January 2004 as a director and serves as the chairman of our Audit Committee. He has been the managing member of GEMPH Development LLC, a private advisory firm since 1985.. Mr. Getter has more than 40 years investment banking experience. He currently serves as a director and chairman of the Audit Committees of ICTS International, N.V., a security company and EVCI Career Colleges Incorporated, which operates several post secondary schools. Mr. Getter was, for many years, Chairman and CEO of Generics Corporation of America, which was one of the largest generic pharmaceutical companies in the United States.. He has been a member of the League of American Theatres and Producers, serves as advisor to the American Theatre Wing and is a Trustee of the Kurt Weill Foundation for Music. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in Industrial Relations from Cornell University.

     DAVID W. SASS joined us in February 2003 as a director. Mr. Sass is a director and officer of several other private companies. For the past 46 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS International N.V., a prominent aviation security company listed on The Nasdaq Stock Market (NASDAQ: ICTS), and an honorary trustee of Ithaca College. Mr. Sass holds a B.A. from Ithaca College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law.

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

     RANDY F. ROCK has been a director of the company since February 2007. He serves as a partner at G.C. Andersen Partners, LLC, an independent merchant bank that advises and invests in emerging growth and middle market companies. Mr. Rock has over 25 years of investment experience in capital-raising, complex restructuring and advisory services for a broad range of companies, both in size and industry. Before joining G.C. Andersen Partners in 2004, Mr. Rock was a managing director at Ryan Beck & Co. for five years where he co-founded the Middle-Market Investment Banking Group. Mr. Rock also served as a member of the firm's Commitment, Fairness Opinion, and Private Placement Committees. Mr. Rock received his B.A., CUM LAUDE, from Columbia College and his J.D. from Columbia University School of Law.

     SAMUEL N. SEIDMAN has been a director of the company since March 2007. Mr. Seidman presently is the president, chief executive officer and chairman of the board of directors of Productivity Technologies, Inc., a public company which produces automation systems for the metal forming industry, and fabricates electrical control panels. He has served as director of the Asian International Bank, AMREP Corporation (NYSE), Kane Miller Corporation (NYSE), Harken Oil and Gas (OTC), Morse Electro Products Corporation (OTC), The Penn Corporation (OTC), Pennsylvania Engineering Corporation (ASE), Scanforms, Inc. (OTC), The Summit Organization, Inc. (ASE), SES, Inc. (a joint venture with Shell Oil Company), Universal Container Corporation (OTC). He also has served as chairman of the board of directors of Victoria Station Corporation (OTC) and chairman of the board of directors of Crystal Oil Company (OTC). He has served as Chairman, Economic Development Committee, the City Club of New York, as trustee, and Member of the Finance Committee, the Brookdale University Hospital and Medical Center. He has been a member of the board of advisors and Contributors, JOURNAL OF ACCOUNTING, AUDITING, AND FINANCE; the Philippine Committee of the Asia Society; the International Economists Club of New York; the American Economic Association; and The University Club. Mr. Seidman received a B.A. from Brooklyn College and a Ph.D. in Economics from New York University

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

     To the company's knowledge, based solely on review of the copies of such reports furnished to the company and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

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

CORPORATE GOVERNANCE

     AUDIT COMMITTEE. During the fiscal year ended December 31, 2006, there were four meetings of the Audit Committee. The Audit Committee currently has two members: Messrs. Philip M. Getter (Chairman) and Samuel N. Seidman. The Audit Committee has the authority to retain and terminate the services of the company's independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standard promulgated by the SEC, as such standards apply specifically to members of audit committees. The board of directors has determined that Philip M. Getter is an "audit committee financial expert" as the SEC has defined that term in Item 407 of Regulation S-B of the Securities Act. The audit committee does not have a charter.

     The company does not have a standing nominating committee. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. The entire board of directors currently operates as the nominating committee for the company. Of the eight directors currently serving on the board of directors, the company believes that Philip M. Getter, David W. Sass, Albert Attias, Pierre Lucien Schoenheimer, Randy F. Rock and Samuel N. Seidman are independent directors within the meaning of Rule 4200 of the National Association of Securities Dealers' listing standards. There is no formal process or policy that governs the manner in which the company identifies potential candidates for the board of directors. Historically, however, the board of directors has considered several factors in evaluating candidates for nomination to the board of directors, including the candidate's knowledge of the company and its business, the candidate's business experience and credentials, and whether the candidate would represent the interests of all the company's stockholders as opposed to a specific group of stockholders. The company does not have a formal policy with respect to its consideration of board of directors nominees recommended by stockholders of the company. However, the board of directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the board of directors should do so in writing to the company at 1770 N.W. 64th Street, Suite 350, Fort Lauderdale, FL 33309, Attn: Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2007 and 2006 to (1) our Chief Executive Officer and (2) our two most highly compensated executive officers, other than our Chief Executive Officer, who earned more than $100,000 during the fiscal year ended December 31, 2007. The table includes an additional executive who would have been among the two most highly compensated executive officers, other than our Chief Executive Officer, except for the fact that he was not serving as an executive officer of the company as of the end of December 31, 2006.

                                                          BONUS        OPTION         ALL OTHER
   NAME AND PRINCIPAL                      SALARY          ($)          AWARDS       COMPENSATION
        POSITION              YEAR           ($)           (1)         ($) (5)            ($)           TOTAL ($)
-----------------------     ---------     ---------     ---------     ---------        ---------        ---------
Elie Housman,                    2006       120,000             -       213,010                -          333,010
CHIEF EXECUTIVE OFFICER          2007       120,000             -        71,364                -          191,364


Yaron Meerfeld,                  2006       145,000             -       116,293           12,000(2)       273,293
CHIEF OPERATING OFFICER          2007       157,000        65,000        50,289           17,000(2)       289,289

Mickey Brandt,
VICE PRESIDENT, CHIEF
FINANCIAL OFFICER,
SECRETARY AND                    2006        52,000             -        25,347            4,000(2)        81,347
TREASURER(3)                     2007       148,000                      50,831           17,000(2)       215,831

Eyal Bigon,
VICE PRESIDENT, CHIEF
FINANCIAL OFFICER,
SECRETARY AND                    2006       104,000             -             -            8,000(2)       112,000
TREASURER(4)                     2007             -             -             -                -                -

----------

(1)  We have not paid any cash or non-cash bonuses for 2006 performance.

(2)  For use of company car.

(3) Mr. Brandt commenced employment with us on July 13, 2006. His annual salary for fiscal year 2006 was $52,000.

(4) Mr. Eyal Bigon's last date of employment as our Chief Financial Officer, Secretary and Treasurer was September 13, 2006.

(5) Options awards costs are measured according to SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R)

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

     On May 23, 2005, the company's board of directors appointed Yaron Meerfeld the to the position of chief operating officer of the company, effective as of the date of Mr. Meerfeld's resignation as the chief executive officer of the company. Mr. Meerfeld remains a director of the company. Mr. Meerfeld has an employment agreement with the company. The agreement provides for an annual base salary of $108,000, plus customary payments that are made to employees in Israel and the use of a company automobile. Mr. Meerfeld may terminate the agreement on180 days' prior written notice and the company may terminate the agreement on270 days' prior written notice, provided that the company may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses and confidentiality.

     On July 17, 2006, the company entered into an employment agreement with Mickey Brandt, the chief financial officer, secretary and treasurer of the company. The agreement provides for an annual base salary of $100,000, plus customary payments that are made to employees in Israel and the use of a company's automobile. Mr. Brandt may terminate the agreement on 90 days' prior written notice and the company may terminate the agreement on 90 days prior written notice, provided that the company may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses and confidentiality. On March 9, 2008, Mickey Brandt notified the Board of Directors of the Company that he is resigning as its Chief Financial Officer and from all other positions held with the Company effective as of May 15, 2008

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2007 for each of the executive officers named in the Summary Compensation Table.

                                                               OPTION AWARDS
                       -------------------------------------------------------------------------------------------
                                                              EQUITY INCENTIVE
                          NUMBER                                PLAN AWARDS:
                            OF           NUMBER OF SECURITIES    NUMBER OF
                        SECURITIES             UNDERLYING        SECURITIES
                        UNDERLYING        UNEXERCISED OPTIONS    UNDERLYING
                   UNEXERCISED OPTIONS            (#)           UNEXERCISED      OPTION EXERCISE         OPTION
                            (#)              UNEXERCISABLE    UNEARNED OPTIONS        PRICE            EXPIRATION
      NAME              EXERCISABLE               (2)               (#)                ($)                DATE
----------------       ------------          ------------       ------------       ------------       ------------
      (a)                   (b)                   (c)               (d)                (e)                (f)
----------------       ------------          ------------       ------------       ------------       ------------
Elie Housman(1)             478,467                                                       0.966         2/6/2009
                            200,000                                                        0.80        2/24/2009
                             50,000                                                        1.25        12/9/2009
                            250,000                                                        1.30        5/19/2010
                             43,333                21,667(3)                               2.56        1/12/2011
                                                  100,000(4)                               1.72        7/26/2012

Yaron                       200,000                                                        0.80        2/24/2009
Meerfeld(1)                  50,000                                                        1.25        12/9/2009
                             53,333                26,667(3)                               2.56        1/12/2011
                                                  100,000(4)                               1.72        7/26/2012

Mickey Brandt(1)             33,333                66,667(5)                               1.65        7/17/2011


(1) The options were granted pursuant to our 2002 Employee, Director and Consultant Stock Plan.

(2) The outstanding option agreements issued under the company's 2002 Employee, Director and Consultant Stock Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

(3)  Vested on January 12th, 2008.

(4)  Will vest in 3 equal installments on July 26th 2008, 2009 and 2010.

(5)  Will vest in 2 equal installmrnts on July 17th 2008 and 2009.

                              DIRECTOR COMPENSATION

     The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2007:

                       FEE EARNED OR      OPTION       ALL OTHER
                        PAID IN CASH      AWARDS     COMPENSATION
        NAME                ($)            (#)            ($)         TOTAL ($)
---------------------    ---------      ---------      ---------      ---------

PHILIP M. GETTER                 -         30,000              -

ALBERT ATTIAS                    -         24,000              -

DAVID W. SASS                    -         24,000              -

PIERRE L. SCHOENHEIMER           -         27,000              -

RANDY F. ROCK (1)                          33,000

SAMUEL N. SEIDMAN (2)                      27,000

----------

(1)  Mr. Rock joined our board of directors on February, 2007

(2)  Mr. Seidman joined our board of directors on March, 2007.

     The company's policy is to pay no cash compensation to members of the board of directors for attendance at board of directors meetings or committee meetings.

     Directors are entitled to receive options under the company's 2002 Employee, Director and Consultant Stock Option Plan. On April 16, 2007, the company granted options to purchase shares of common stock to each of its non-employee directors for the fiscal year ended December 31, 2007. Each director received a base quantity of 24,000 options and additional options based on such person's membership in Committees of the board of directors; each committee member receives additional 3,000 options and a committee chairman receives additional 6,000 options. During fiscal year 2007, Messrs. Getter (Chairman), Rock and Seidman were members of the our Audit Committee, Messrs., Rock (Chairman) and Schoenheimer were members of the Compensation Committee. The exercise price of such options was $2.18, the closing market price of our common stock on the date of grant 4/16/2007 as reported by the Over the Counter Bulletin Board. Such options become exercisable on the first anniversary of the date of grant

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of April 29, 2008, concerning the beneficial ownership of voting securities of (i) each current member of the board of directors, (ii) certain highly compensated officers,
(iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

     As of April 29, 2008, we had 16,274,768 shares of common stock outstanding.

                                          AMOUNT OF SHARES       PERCENTAGE
                                        BENEFICIALLY OWNED(1)      OWNED
                                             ----------          ----------

DIRECTORS AND EXECUTIVE OFFICERS**

Elie Housman(2)                               1,563,240                8.76%
Yaron Meerfeld(3)                               874,418                5.10%
Albert Attias(4)                                 96,000                   *
Philip M. Getter(5)                             169,765                   *
David W. Sass(6)                                103,353                   *
Pierre L. Schoenheimer(7)                       265,500                   *
Randy F. Rock (8)                                30,000                   *
Samuel N. Seidman(9)                             27,000                   *
Mickey Brandt(10)                                33,333                   *

Executive officers and directors as
a group (9 persons)                           3,162,609                8.15%

5% STOCKHOLDERS

ICTS International group. (11)                5,059,673               13.03%
James E. Lineberger(12)                       1,147,049                6.58%

----------

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

** Except as otherwise indicated, the address of each beneficial owner is c/o InkSure Technologies Inc., 1770 N.W. 64th Street, Suite 350, Fort Lauderdale, FL 33309

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of April 29, 2008. Except as indicated by footnote to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2) Includes 1,190,528 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008.

(3) Includes 388,824 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008.

(4) Includes 96,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008.

(5) Represents 169,765 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008.

(6) Includes 103,353 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008.

(7) Consists of 228,500 shares of common stock held by Plimpton Ltd. of which Mr. Schoenheimer is a majority shareholder and 37,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008.

(8) Includes 30,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008

(9) Includes 27,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008

(10) Includes 33,333 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of April 29, 2008

(11) Includes 544,118 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,095,218 shares of common stock and warrants to purchase 544,118 shares of common stock which are exercisable within 60 days of April 29, 2008 and are beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, Inc.; and 876,219 shares of common stock owned by ICTS International N.V. ICTS Information Systems, B.V.'s address is One Rockefeller Plaza, Suite 2412, New York, NY 10020 and ICTS International N.V.'s address is Biesboch 225, 1181 JC Amstelbeln, Netherlands.

(12) Includes 500,000 shares of common stock underlying convertible notes, which are currently issuable or issuable within 60 days, held by the Irrevocable Trust of James E. Lineberger u/a 12/17/98; 147,059 shares of common stock beneficially owned by the Irrevocable Trust of James E. Lineberger u/a 12/17/98; and 235,294 shares of common stock underlying a warrant, which is currently exercisable or exercisable within 60 days, held by L&Co., LLC. Mr. Lineberger is the Managing Member of Lineberger & Co., LLC. Lineberger & Co., LLC is the Manager of L & Co., LLC. Mr. Lineberger has no pecuniary interest in such securities owned by L & Co., LLC. The address of Mr. Lineberger, L&Co., LLC, Lineberger & Co., LLC and Irrevocable Trust of James E. Lineberger u/a 12/17/98 is c/o Lineberger & Co.

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

                                                                                      NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                         NUMBER OF SECURITIES TO BE                               FUTURE ISSUANCE UNDER EQUITY
                           ISSUED UPON EXERCISE OF    WEIGHTED-AVERAGE EXERCISE  COMPENSATION PLANS (EXCLUDING
                            OUTSTANDING OPTIONS,        PRICE OF OUTSTANDING       SECURITIES REFLECTED IN
   PLAN CATEGORY            WARRANTS AND RIGHTS    OPTIONS, WARRANTS AND RIGHTS           COLUMN (A))

                                    (A)                         (B)                           (C)
                                ------------                ------------                  ------------
Equity compensation
plans approved by
security holders                   2,115,900                $       1.59                     1,036,985
Equity compensation
plans not approved by
security holders                     658,467                $       1.13                             0
                                ------------                                              ------------
         TOTAL                     2,774,367                                                 1,036,985

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

     o Elie Housman option, dated February 6, 2002: We issued an option to purchase up to 478,467 shares of InkSure Delaware common stock at an exercise price of $0.966 per share, with an expiration date of February 6, 2009. In connection with the merger of InkSure Delaware with our wholly-owned subsidiary, these options to purchase shares of InkSure Delaware common stock were converted into options to purchase shares of our common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

     Our Audit Committee reviews and approves in advance all related-party transactions. There have been no transactions during fiscal year 2007 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates or with any "related person" as the SEC has defined that term in Item 404 of Regulation S-B of the securities Act.

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

On April 7, 2008, we completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000 pursuant to each of the Amendment, Exchange and Purchase Agreements as of such date between us and each of certain accredited investors. In connection with this private placement, an entity related to Mr. Lineberger exchanged its $300,000 principal amount of Convertible Promissory Notes into $300,000 principal amount of Amended and Restated Secured Convertible Promissory Notes. These notes are convertible into 500,000 shares of our common stock, subject to certain adjustments. We may redeem the notes by paying a premium of 5%-25% of the outstanding principal amount of the notes (based upon the date of redemption) plus interest and the amounts in the collateral account securing such interest; at the time of such redemption the 500,000 Series B-1 warrants issued to the entity related to Mr. Lineberger in the private placement, expiring September 30, 2010, at an exercise price of $0.60 (subject to adjustments, including pursuant to economic anti-dilution adjustments) shall become exercisable.

DIRECTOR INDEPENDENCE

     As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. However, of our eight directors currently serving on the board of directors, the company believes that Philip M. Getter, David W. Sass, Albert Attias, Pierre Lucien Schoenheimer, Randy F. Rock and Samuel N. Seidman are independent directors within the meaning of Rule 4200 of the National Association of Securities Dealers' listing standards and the current independence standards promulgated by the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents fees for professional audit services rendered by Brightman Almagor & Co., CPA, a member firm of Deloitte Touche Tohmatsu ("BAC") for the audit of the company's annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by BAC during the same period. The following table also reflects fees for certain services related to tax compliance in Israel and reporting rendered by BAC during the fiscal years ended December 31, 2007 and December 31, 2006.


                       FISCAL YEAR ENDED    FISCAL YEAR ENDED
                       DECEMBER 31, 2007    DECEMBER 31, 2006
                          ------------        ------------

Audit fees(1)             $     35,000        $     35,000
Audit related fees        $          0        $          0
Tax fees(2)               $      7,000        $          0
All other fees            $          0        $          0
                          ============        ============

Total                     $     42,000        $     35,000

----------

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

                            INKSURE TECHNOLOGIES INC.

    SIGNATURE                        TITLE                            DATE
    ---------                        -----                            ----

/s/ Elie Housman      Chief Executive Officer, Chairman and      April 29, 2008
----------------      Director (Principal Executive Officer)
Elie Housman