Form 10-Q
period 2008-03-31
INKSURE TECHNOLOGIES INC.
filed 2008-05-15
CIK 1062128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                          (COMMISSION FILE NO. 0-24431)

                                   ----------

                            INKSURE TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   84-1417774
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization

     1770 N.W. 64TH STREET, SUITE 350, FORT                33309
                  LAUDERDALE, FL
     (Address of principal executive offices)            (Zip Code)

                                 (954) 772-8507
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer" "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]             Accelerated filer         [_]
Non-accelerated filer   [_]             Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

                               Yes [_]   No [X]

The number of shares of Common Stock outstanding as of March 31, 2008:
16,274,768

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008
         (UNAUDITED)                                                            3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED) FOR THE  THREE MONTHS ENDED ON MARCH 31, 2008 AND 2007     5

         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) AS OF MARCH 31, 2008
         (UNAUDITED)                                                            6

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007                     7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              9

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            15

ITEM 4.  CONTROLS AND PROCEDURES                                               15

PART II. OTHER INFORMATION                                                     15

ITEM 1.  LEGAL PROCEEDINGS                                                     15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   16

ITEM 5.  OTHER INFORMATION                                                     16

ITEM 6.  EXHIBITS                                                              17

SIGNATURES                                                                     18

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                         MARCH 31,     DEC.31,
                                                           2008         2007
                                                          ------       ------
                                                         UNAUDITED     AUDITED
                                                          ------       ------

       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $  345       $  820
     Trade receivables                                       107          453
     Other accounts receivable and prepaid expenses          184          225
     Inventories                                             430          399
                                                          ------       ------

TOTAL CURRENT ASSETS                                       1,066        1,897

PROPERTY AND EQUIPMENT, NET                                  340          352

LONG TERM DEPOSIT                                             17           17

DEFERRED CHARGES                                             349          385

GOODWILL                                                     271          271
                                                          ------       ------

TOTAL ASSETS                                              $2,043       $2,922
                                                          ======       ======

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                                          MARCH 31,        DEC 31,
                                                                            2008            2007
                                                                          --------        --------
                                                                         UNAUDITED         AUDITED
                                                                          --------        --------

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                                       $    359        $    284
     Employees and payroll accruals                                            207             204
     Accrued expenses and other payables                                       557             362
                                                                          --------        --------

TOTAL CURRENT LIABILITIES                                                    1,123             850

Convertible notes, net                                                       5,506           5,691

TOTAL LIABILITIES                                                            6,629           6,541
                                                                          --------        --------

STOCKHOLDERS' DEFICIENCY:
Capital Stock:
       Preferred stock of $ 0.01 par value -
         Authorized: 10,000,000 shares; Issued and outstanding:
         0 shares as of March 31,2008
       Common stock of $ 0.01 par value -
         Authorized: 35,000,000; Issued and outstanding: 16,274,768
         as of March 31,2008                                                   162             161
   Additional paid-in capital                                               14,393          14,279
   Accumulated other comprehensive income                                      118             118
   Accumulated deficit                                                     (19,259)        (18,177)
                                                                          --------        --------

TOTAL STOCKHOLDERS' DEFICIENCY                                              (4,586)         (3,619)
                                                                          --------        --------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                           $  2,043        $  2,922
                                                                          ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                        --------------------------------
                                                            2008                 2007
                                                        ------------        ------------
                                                                   UNAUDITED
                                                        ---------------------------------

Revenues                                                $        219        $        696
Cost of revenues                                                 125                 255
                                                        ------------        ------------

GROSS PROFIT                                                      94                 441
                                                        ------------        ------------
Operating expenses:
   Research and development                                      602                 301
   Selling and marketing                                         370                 445
   General and administrative                                    279                 284
                                                        ------------        ------------

TOTAL OPERATING EXPENSES                                       1,251               1,030
                                                        ------------        ------------

OPERATING LOSS                                                (1,157)               (589)

OTHER INCOME (EXPENSE)
Financial expenses                                               (75)                (41)
Non cash financial income (expenses)
related to convertible notes, net                                149                (463)
                                                        ------------        ------------
Financial income (expenses), net                                  74                (504)

NET LOSS                                                $     (1,083)       $     (1,093)
                                                        ============        ============

Basic and diluted net loss per share                    $      (0.07)       $      (0.07)
                                                        ============        ============

Weighted average number of Common Stock used in
   computing basic and diluted net loss per share         16,248,812          15,915,441
                                                        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                           (U.S. DOLLARS IN THOUSANDS)

                                                                               ACCUMULATED                   TOTAL
                                                    ADDITIONAL     DEFERRED       OTHER                   STOCKHOLDERS'
                                         SHARE       PAID-IN      STOCK-BASED COMPREHENSIVE  ACCUMULATED     EQUITY
                                        CAPITAL      CAPITAL     COMPENSATION     INCOME       DEFICIT    (DEFICIENCY)
                                        --------     --------      --------      --------     --------      --------

  Balance as of December 31, 2005       $    152     $ 12,160           (12)     $    118     $(11,987)          431

     Stock based compensation                  -          891             -             -            -           891
   Amortization of deferred
     stock-based compensation                  -            -            12             -            -            12
   Conversion of 380,723 warrants
     into 354,442 ordinary shares              4          186             -             -            -           190
   Conversion of 249,283 options into
     249,283 ordinary shares                   2          249             -             -            -           251
                Net loss                       -            -             -             -       (3,112)       (3,112)
                                        --------     --------      --------      --------     --------      --------

  Balance as of December 31, 2006       $    158     $ 13,486             -      $    118     $(15,099)     $ (1,337)

     Stock based compensation                  -          536             -             -            -           536
Exercise of 253,181 warrants to
   purchase 137,655 ordinary shares            2          131             -             -            -           133
Exercise of 97,833 options to
   purchase 97,833 ordinary shares             1          126             -             -            -           127
                Net loss                       -            -             -             -       (3,078)       (3,078)
                                        --------     --------      --------      --------     --------      --------
Balance as of December 31, 2007         $    161       14,279             -           118      (18,177)       (3,619)
   Stock based compensation                    -          116             -             -            -           116
Issuance of 179,696 ordinary
   shares in settlement of dispute             2           (2)            -             -            -             -
                Net loss                       -            -             -             -       (1,083)       (1,083)
                                        --------     --------      --------      --------     --------      --------

   Balance as of March 31, 2008              163       14,393             -           118      (19,260)       (4,586)
                                        ========     ========      ========      ========     ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                   --------------------
                                                                                    2008          2007
                                                                                   -------      -------
                                                                                        UNAUDITED
                                                                                   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                        $(1,083)     $(1,093)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      60           22
     Capital gain from sale of property                                                  -           (1)
     Decrease (increase) in trade receivables                                          346         (281)
     Non cash financial (income) expenses related to convertible notes, net           (185)         428
     Decrease in other accounts receivable and prepaid expenses                         41          310
     Decrease (increase) in inventories                                                (31)          19
     Increase (decrease) in trade payables                                              75           48
     Increase (decrease) in employees and payroll accruals                               3           87
     Non cash financial expenses related to implementation of SFAS No. 123             116          153
     Increase (decrease) in other payables                                             195          (12)
                                                                                   -------      -------

Net cash used for operating activities                                                (463)        (320)
                                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                                  (12)         (11)
   Proceed from sale of property                                                         -            3
   Proceeds from short-term bank deposits                                                -          378
   Proceeds from long-term bank deposits                                                 -           (9)
                                                                                   -------      -------

Net cash provided by (used for) investing activities                                   (12)         361
                                                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Receipts on account of stock                                                          -           83
                                                                                   -------      -------
Net cash provided by financing activities                                                -           83
                                                                                   -------      -------

Increase (decrease) in cash and cash equivalents                                      (475)         124
Cash and cash equivalents at the beginning of the period                               820          403
                                                                                   -------      -------

Cash and cash equivalents at the end of the period                                 $   345      $   527
                                                                                   =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1: - BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the
Company's Form 10-KSB filed with the Securities and Exchange Commission on March
31, 2008, as amended (the "2007 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

NOTE 2: - GOING CONCERN

     As reflected in the accompanying financial statements, the Company's operations for the three months ended on March 31, 2008, resulted in a net loss of $1,083,000 (including non-cash expenses of $116,000), and the Company's balance sheet reflects a net stockholders' deficiency of $4,586,000. The
Company's ability to continue operating as a "going concern" is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management's plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders, and increasing the marketing of its current and new products.

NOTE 3: - LEGAL PROCEEDINGS

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that has been developed by InkSure Ltd. constitutes, inter alia: (a)
breach of a confidentiality agreement between the plaintiff and Supercom; (b)
unjust enrichment of Supercom and InkSure Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50%
share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $37,600 at the exchange rate as of May, 1, 2008), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS
65,000 (about $18,800 at the exchange rate as of May 1, 2008)

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

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (approx. $
7,000,000). The Company intends to file an answer to the petition.

     On March 24, 2008, SuperCom (which changed its name to Vuance Ltd) provided the Company with an opinion, according to which, the following conclusions can be drawn:

a)   In light of the costs analysis, SuperCom had no economical profit from the sale of the Company shares.

b)   The consideration received from the sale of the Company shares on 2002, incorporates the value of the cash flow of the Company following the sale.
     Therefore, a calculation based upon both the sale price and the future cash flow of the Company is not accurate and does not agree with customary accountant standards, since it calculates the factor of the future cash flow twice.

c)   The examination of the outcome of the Company's business activity from
     2002-2007, as reflected in its financial reports, show that the Company had not made any profit, and incurred losses during such period. The financial statements also reflect that the Company had negative cash flow during these years, which was financed by bank loans and fund raising.

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

     This Quarterly Report on Form 10-Q contains statements that may constitute
"forward-looking statements" within the meaning, and made pursuant to the Safe
Harbor provisions, of the Private Securities Litigation Reform Act of 1995.
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

     The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this
Quarterly Report on Form 10-Q.

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

     These factors should be read in connection with the Risk Factors set forth in the 2007 10-KSB.

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the first quarter of 2008 include revenues from (i)
our sales agreements with six North American customers; and (ii) sales related to projects in Turkey (iii) initial sales to new customers. In the first quarter of 2008, approximately 79% of our revenues were earned from customers located in the United States.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2008. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the
Consolidated Financial Statements as of December 31, 2007 that are included in the 2007 10-KSB.

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

     REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition in
Financial Statements" when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. We do not grant a right of return to our customers. Had we had a right of return we would have deferred revenues until the right of return expired.

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2007

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects.
In the three months ended March 31, 2008, we had revenue of $219,000, compared to $696,000 in the three months ended March 31, 2007. The decrease in the revenue is mainly due to lack of orders from two major customers as compared to the three months ended on March 31, 2007. The compnay is now seeking new projects or orders from existing and new customers.

     COST OF REVENUES. Our costs of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues was $125,000 in the three months ended March 31, 2008, compared to $255,000 in the three months ended March 31, 2007. Cost of revenues as a percentage of sales was 57% in the three months ended March 31, 2008, compared with 36.6% in the three months ended
March 31, 2007. The increase in costs of revenue, as a percentage of sales, in the three months ended on March, 31 2008 was primarily related to fixed compensation costs charged to our cost of revenues regardless of our revenue figures.

     Cost of revenue included non-cash expenses of $366 related to the implementation of SFAS No. 123(R).

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $301,000, or 100%, to $602,000 in the three months ended March 31,
2008 from $301,000 in the three months ended March 31, 2007. This increase in research and development expenses is primarily related to higher research and development expenses related to our RFID project.

     Research and Development Expenses included non-cash expenses of $12,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $75,000, or 17%, to $370,000 in the three months ended March 31, 2008 from $445,000 in the three months ended March 31,
2007. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses decreased by $5,000, or 2%, to $279,000 in the three months ended March 31, 2008 from $284,000 in the three months ended
March 31, 2007.

     FINANCIAL EXPENSES, NET. Financial income, net was $74,000 in the three months ended March 31, 2008. Financial expenses, net was composed of: (i)
Interest expense, net of $75,000 and (ii) non cash financial income of $149,000 related to the convertible note.

     NET LOSS. We had a net loss of $1,083,000 in the three months ended March
31, 2008, compared with a net loss of $1,093,000 in the three months ended March
31, 2007. The 1% decrease in net loss in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is attributable to the decrease in our gross profit ($347,000) and increase in our R&D expenses
($301,000), which were offset by the change of ($613,000) in the non-cash financial income (expenses) related to the convertible note.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We had an accumulated deficit of approximately $19,259,000 as of March 31, 2008, and had a negative working capital (current assets less current liabilities) of approximately $57,000 as of March 31, 2008. Losses are continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $12,000 in the three months ended
March 31, 2008 and $11,000 in the three months ended March 31, 2007. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of March 31, 2008.

     As of March 31, 2008, we had cash, cash equivalents and short-term deposits of approximately $345,000, compared to $820,000 as of March 31, 2007. This decrease is primarily the result of our continuing investments in research and development and selling and marketing expenses.

     We had negative cash flow from operating activities of approximately
$463,000 during the three months ended on March 31, 2008 compared to $320,000 during the three months ended on March 31, 2007. The negative cash flow from operating activities during the three months ended on March 31, 2008 was attributed to the net loss of approximately $1,083,000, partially offset by
$346,000 decrease in trade receivables, non cash expenses of $116,000 related to the implementation of FSAS No. 123 and $195,000 increase in other payables.

     We had negative cash flow from investing activities of approximately
$12,000 during the three months ended on March 31, 2008 compared to positive cash flow of $361,000 during the three months ended on March 31, 2007. The negative cash flow from investing activities during the three months ended on
March 31, 2008 was solely due to purchase of fixed assets.

     We believe that our existing cash, together with cash received on April 9,
2008 (see details hereinafter), will be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans.

     On September 30, 2005, we completed a private placement of convertible notes, in the aggregate principal amount of $6,000,000. The notes were interest-only, with interest payments due quarterly at the rate of 4% per year.
The convertible notes were unsecured and will become due on September 30, 2010;
the investors have the option to cause us to redeem the notes on September 30,
2009. These notes were exchanged for new notes with the terms as per the new
$3,000,000 notes issued on April 9, 2008.

     On April 9, 2008, we completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000 pursuant to
Amendment, Exchange and Purchase Agreements. The private placement resulted in gross proceeds of $3,000,000, of which $750,000 was placed in a cash collateral account to secure interest payments under the notes.

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes") each of which is convertible into shares of common stock at a conversion price is $0.60, subject to adjustment. The new notes are secured by our assets and the assets of our subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure our obligations under the new notes, the security agreements and related documents. The investors may require us to redeem all or any portion of the outstanding principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30,
2009. We may require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading price of our common stock. Upon any such conversion, the investors will be entitled to receive a pro rata amount of the cash remaining on deposit in the collateral account which we have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. We may also redeem the new notes at any time by paying the buyers a premium of 5%-25% of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts in the collateral account; at the time of such redemption we will also issue to the buyers warrants to purchase common stock, expiring on September 30, 2010, at an exercise price of $0.60. If we sell or license all or substantially all of the assets in our ink business, we may be required to redeem the new notes at 100%
of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If we consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, we may be required to redeem the new notes at 125% of their outstanding principal amount.
The new notes are due on September 30, 2010, unless they are redeemed or converted earlier. In addition, we issued to the buyers warrants to acquire
3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

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

     Our research and development expenses were approximately $602,000 during the three months ended March 31, 2008, compared to $301,000 during the three months ended March 31, 2007. To date, all research and development expenses have been charged to operating expense as incurred.

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France, Germany,
Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States
(US6,922,146), while it is still being examined in Europe. Regarding our fourth patent family, we have recently filed an International Patent Application (PCT).
In addition, regarding our fifth patent family, we have filed a Provisional
Patent Application with the United Stated Patent and Trademark Office, and we will file by May 7, 2008 International Patent Application (PCT).

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

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at March 31, 2008 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $32,000 until the end of 2008. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2007-2008, we received a governmental R&D grant of approximately
US$400,000 from the Office of the Chief Scientist (OCS) at the Ministry of Trade
and Industry of the Government of Israel. This royalties-bearing grant partially covers our innovative RFID R&D project expenses. The royalties would become due to OCS only if the RFID R&D project materializes into a successful commercialization phase and results in sales revenues based on the know-how developed during the RFID project. The royalties rate is 3% of the sales revenues based on the know-how developed, capped at the grant amount actually received from the OCS. We have no assurance that the RFID project or commercialization plan would be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $37,600 at the exchange rate as of May 1(,) 2008), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS
65,000 (about $18,800 at the exchange rate as of May 1(,) 2008).

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

On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approx. $ 7,000,000).
The company intends to file an answer to the petition.

On March 24, 2008, SuperCom (which changed its name to Vuance Ltd.) provided us with an opinion according to which, the following conclusions can be drawn:

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

ITEM 6.  EXHIBITS

The following exhibits are being filed with this Report:

   EXHIBIT
    NUMBER          DESCRIPTION
---------------     -----------

10.1*               Employment Agreement, dated April 18, ,2008, between InkSure
                    Technologies Inc. and Tzlil Peker.

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

                                            INKSURE TECHNOLOGIES INC.

Dated: May 15, 2008                         By: /s/ Tzlil Peker
                                            ------------------------
                                            Tzlil Peker
                                            Chief Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Financial Officer)

Dated: May 15, 2008                         By: /s/ Elie Housman
                                            ------------------------
                                            Elie Housman
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)

