Form 10-Q
period 2008-06-30
INKSURE TECHNOLOGIES INC.
filed 2008-08-13
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED ON JUNE 30, 2008

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

                               Yes [_]     No [X]

The number of shares of Common Stock outstanding as of [August ______, 2008]:
16,472,968

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2008
         (UNAUDITED)                                                        3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE SIX AND THREE MONTHS ENDED ON JUNE 30, 2008 AND 2007       4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIX AND THREE MONTHS ENDED ON JUNE 30, 2008  AND 2007      5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13

ITEM 4.  CONTROLS AND PROCEDURES                                           13

PART II. OTHER INFORMATION                                                 13

ITEM 1.  LEGAL PROCEEDINGS                                                 13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       14

ITEM 6.  EXHIBITS                                                          15

SIGNATURES                                                                 16

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                                         JUNE 30,         DEC.31,
                                                                           2008            2007
                                                                         --------        --------
                                                                         UNAUDITED        AUDITED
                                                                         --------        --------
       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $  1,393        $    820
     Trade receivables                                                        171             453
     Other accounts receivable and prepaid expenses                           738             225
     Inventories                                                              465             399
                                                                         --------        --------

TOTAL CURRENT ASSETS                                                        2,767           1,897

PROPERTY AND EQUIPMENT, NET                                                   316             352
LONG TERM DEPOSIT                                                              14              17
DEFERRED CHARGES                                                              516             385
GOODWILL                                                                      271             271
                                                                         --------        --------

TOTAL ASSETS                                                             $  3,884        $  2,922
                                                                         ========        ========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                                      $    212        $    284
     Employees and payroll accruals                                           174             204
     Accrued expenses and other payables                                      447             362
                                                                         --------        --------

TOTAL CURRENT LIABILITIES                                                     833             850

Convertible notes, net                                                      6,875           5,691

TOTAL LIABILITIES                                                           7,708           6,541
                                                                         --------        --------

STOCKHOLDERS' DEFICIENCY:
Capital Stock:
       Preferred stock of $ 0.01 par value - Authorized:
       10,000,000 shares; Issued and outstanding:
       0 shares as of June 30, 2008 (0 shares as of June 30, 2007)
       Common stock of $ 0.01 par value - Authorized: 35,000,000;
       Issued and outstanding: 16,472,968 shares as of June 30,
       2008 (15,972,688 shares as of June 30, 2007)                           164             161
   Additional paid-in capital                                              16,719          14,279
   Accumulated other comprehensive income                                     118             118
   Accumulated deficit                                                    (20,825)        (18,177)
                                                                         --------        --------

TOTAL STOCKHOLDERS' DEFICIENCY                                             (3,824)         (3,619)
                                                                         --------        --------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                          $  3,884        $  2,922
                                                                         ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                          JUNE 30,                               JUNE 30,
                                              --------------------------------        --------------------------------
                                                  2008                 2007                2008                2007
                                              ------------        ------------        ------------        ------------
                                                          UNAUDITED                              UNAUDITED
                                              --------------------------------        --------------------------------
Revenues                                      $        281        $        982        $        499        $      1,678
Cost of revenues                                        53                 348                 176                 603
                                              ------------        ------------        ------------        ------------

GROSS PROFIT                                           228                 634                 323               1,075
                                              ------------        ------------        ------------        ------------

Operating expenses:
   Research and development                            468                 382               1,070                 683
   Selling and marketing                               242                 457                 612                 902
   General and administrative                          242                 252                 521                 536
                                              ------------        ------------        ------------        ------------

TOTAL OPERATING EXPENSES                               952               1,091               2,203               2,121
                                              ------------        ------------        ------------        ------------

OPERATING LOSS                                        (724)               (457)             (1,880)             (1,046)
                                              ------------        ------------        ------------        ------------

Financial expenses                                    (140)                (49)               (215)                (90)
Non cash financial expenses related to
   convertible notes, net                             (702)               (382)               (553)               (845)
                                              ------------        ------------        ------------        ------------
Financial expenses, net                               (842)               (431)               (768)               (935)

Net loss                                      $     (1,566)       $       (888)       $     (2,648)       $     (1,981)
                                              ============        ============        ============        ============

Basic and diluted net loss per share          $      (0.10)       $      (0.06)       $      (0.16)       $      (0.12)
                                              ============        ============        ============        ============

Weighted average number of Common Stock
   used in computing basic and diluted
   net loss per share                           16,336,430          15,972,688          16,292,522          15,972,688
                                              ============        ============        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     ----------------------
                                                                                      2008            2007
                                                                                     -------        -------
                                                                                            UNAUDITED
                                                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $(2,648)       $(1,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                            142             44
Capital gain (loss) from sales of property                                                 -             (1)
Decrease (increase) in trade receivables                                                 282           (297)
Non cash financial income expenses related to convertible notes, net                     458            773
Increase in other accounts receivable and prepaid expenses                              (513)           363
Decrease (increase) in inventories                                                       (66)            24
Increase (decrease) in trade payables                                                    (72)           216
Decrease in employees and payroll accruals                                               (30)           (21)
Non cash financial (income) expenses related to implementation of SFAS No. 123           170            266
Increase (decrease) in other payables                                                     85             41
                                                                                     -------        -------
Net cash used in operating activities                                                 (2,192)          (573)
                                                                                     -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                       (13)           (21)
Proceeds from sales of property                                                            -              3
Proceeds from short-term bank deposits                                                     -            637
Proceeds from long-term deposits                                                           3            (11)
                                                                                     -------        -------
Net cash provided by investing activities                                                (10)           608
                                                                                     -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new convertible notes, net of legal fees                                   2,775              -
Receipt on account of stocks                                                               -            103
                                                                                     -------        -------
Net cash provided by financing activities                                              2,775            103
                                                                                     -------        -------

Increase in cash and cash equivalents                                                    573            138
Cash and cash equivalents at the beginning of the period                                 820            403
                                                                                     -------        -------
Cash and cash equivalents at the end of the period                                   $ 1,393        $   541
                                                                                     =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, as amended (the "2007 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

NOTE 2:- GOING CONCERN

     As reflected in the accompanying financial statements, the Company's operations for the three months ended on June 30, 2008, resulted in a net loss of $1,566,000 (including non-cash expenses of $54,000), and the Company's balance sheet reflects a net stockholders' deficiency of $3,824,000. The Company's ability to continue operating as a "going concern" is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management's plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders, and increasing the marketing of its current and new products.

NOTE 3:- LEGAL PROCEEDINGS

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $38,800 based on the exchange rate as of June, 30, 2008), plus interest and value added tax, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $19,400 at the exchange rate as of June 30, 2008)

Both the plaintiff and the defendants appealed the court's decision.

     On November 1, 2007, the Supreme Court ruled in favor of Secu-Systems' appeal. This ruling accepts that InkSure and Supercom have breached the confidentiality agreement. Consequently, the appeal that had been filed by InkSure and Supercom was dismissed. The Supreme Court instructed that the case will be returned to the District Court for determining the remedies to which Secu-Systems is entitled to.

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (approx. $ 7,460,000). The Company intends to file an answer to the petition.

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

c) The examination of the results of the Company's business activity from 2002-2007, as reflected in its financial statements, show that the Company had not made any profit, and incurred losses during such periods. The financial statements also reflect that the Company had negative cash flow during these years, which was financed by bank loans and fund raising.

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

     REVENUES

     We are currently concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to these projects. Our revenues in the second quarter of 2008 include revenues from (i) our sales agreements with four North American customers; and (ii) sales related to projects in other two European customers. In the second quarter of 2008, approximately 30% of our revenues were earned from customers located in the United States.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2008. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended June 30, 2008, we had revenue of $281,000, compared to $982,000 in the three months ended June 30, 2007. The decrease in the revenue is mainly due to lack of orders from our four largest customers in 2007 as compared to the three months ended on June 30, 2007. The company is now seeking new projects or orders from existing and new customers.

     COST OF REVENUES. Our costs of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues was $53,000 in the three months ended June 30, 2008, compared to $348,000 in the three months ended June 30, 2007. Cost of revenues as a percentage of sales was 19% in the three months ended on June 30, 2008, compared with 35% in the three months ended June 30, 2007. The decrease in costs of revenue, as a percentage of sales, in the three months ended on June, 30 2008 was primarily related to more profitable sales mix.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $86,000, or 22%, to $468,000 in the three months ended June 30, 2008 from $382,000 in the three months ended June 30, 2008. This increase in research and development expenses is primarily related to increased research and development activities related to our RFID project.

     Research and Development Expenses included non-cash expenses of $4,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $215,000, or 47%, to $242,000 in the three months ended on June 30, 2008 from $457,000 in the three months ended June 30, 2007. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor headcount and costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $10,000, or 4%, to $242,000 in the three months ended on June 30, 2008 from $252,000 in the three months ended on June 30, 2007.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $842,000 in the three months ended on June 30, 2008. Financial expenses, net were composed of: (i) Interest expense, net of $140,000 and (ii) non cash financial expenses of $702,000 related to the convertible note. Financial expenses, net increased by $411,000 or 95% from $431,000 in the three months ended on June 30, 2007. This increase in financial expenses, net was primarily due to the higher interest rate accrued on a higher amount of outstanding principle of our senior secured convertible notes and changes in the fair market value of the outstanding convertible notes.

     NET LOSS. We had a net loss of $1,566,000 in the three months ended on June 30, 2008, compared with a net loss of $888,000 in the three months ended on June 30, 2007. The 76% increase in net loss in the three months ended on June 30, 2008 compared to the three months ended on June 30, 2007 is attributable to the decrease in our gross profit ($406,000) and increase in our financial expenses, net ($411,000), which were partially offset by the decrease in the total operating expenses of $139,000.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the six months ended on June 30, 2008, we had revenue of $499,000, compared to $1,678,000 in the six months ended on June 30, 2007. The decrease in the revenue is mainly due to lack of orders from four major customers as compared to the six months ended on June 30, 2007. The compnay is now seeking new projects or orders from existing and new customers.

     COST OF REVENUES. Our costs of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues was $176,000 in the six months ended on June 30, 2008, compared to $603,000 in the six months ended June 30, 2007. Cost of revenues as a percentage of sales was 35% in the six months ended on June 30, 2008, compared with 36% in the six months ended June 30, 2007.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses increased by $387,000, or 57%, to $1,070,000 in the six months ended June 30, 2008 from $683,000 in the six months ended June 30, 2008. This increase in research and development expenses is primarily related to increased research and development activities related to our RFID project.

     Research and Development Expenses included non-cash expenses of $16,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $290,000, or 32%, to $612,000 in the six months ended on June 30, 2008 from $902,000 in the six months ended June 30, 2007. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor headcount and costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $15,000, or 3%, to $521,000 in the six months ended on June 30, 2008 from $536,000 in the six months ended on June 30, 2007.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $768,000 in the six months ended on June 30, 2008. Financial expenses, net was composed of: (i) Interest expense, net of $215,000 and (ii) non cash financial expenses of $553,000 related to the convertible note. Financial expenses, net decreased by $167,000 or 18% from $935,000 in the six months ended on June 30, 2007. This decrease in financial expenses, net was primarily due to changes in the fair market value of the outstanding convertible notes.

     NET LOSS. We had a net loss of $2,648,000 in the six months ended on June 30, 2008, compared with a net loss of $1,981,000 in the six months ended on June 30, 2007. The 34% increase in net loss in the six months ended on June 30, 2008 compared to the six months ended on June 30, 2007 is attributable to the decrease in our gross profit ($752,000) and increase in our Operating expenses ($82,000), which were partially offset by the decrease in the financial expenses, net of $167,000.

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We have an accumulated a deficit of approximately $20,825,000 as of June 30, 2008, and had negative working capital (current assets less current liabilities) of approximately $1,934,000 as of June 30, 2008. Losses are continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $13,000 in the six months ended on June 30, 2008 and $21,000 in the six months ended on June 30, 2007. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of June 30, 2008.

     As of June 30, 2008, we had cash, cash equivalents and short-term deposits of approximately $1,393,000 (excluding funds in the cash collateral account that secures the interest payments on our convertible notes), compared to $541,000 as of June 30, 2007. This increase is primarily the result of the receipt of proceeds from our recent issuance of convertible notes executed on April 9th, 2008.

     We had negative cash flow from operating activities of approximately $2,192,000 during the six months ended on June 30, 2008 compared to $573,000 during the six months ended on June 30, 2007. The negative cash flow from operating activities during the six months ended on June 30, 2008 was attributed to the net loss of approximately $2,648,000, partially offset by $458,000 of non cash financial income, net related to convertible notes.

     We had negative cash flow from investing activities of approximately $10,000 during the six months ended on June 30, 2008 compared to positive cash flow of $608,000 during the six months ended on June 30, 2007. The negative cash flow from investing activities during the six months ended on June 30, 2008 was primarily due to purchase of fixed assets.

     We believe that our existing cash will be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans.

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

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes") each of which is convertible into shares of common stock at a conversion price is $0.60, subject to adjustment. The new notes are secured by our assets and the assets of our subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure our obligations under the new notes, the security agreements and related documents. The investors may require us to redeem all or any portion of the outstanding principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30, 2009. We may require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading price of our common stock. Upon any such conversion, the investors will be entitled to receive a pro rata amount of the cash deposit in the collateral account which we have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. We may also redeem the new notes at any time by paying the buyers a premium of 5%-25% of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts initially secured in the collateral account; at the time of such redemption we will also issue to the buyers warrants to purchase common stock, expiring on September 30, 2010, at an exercise price of $0.60. If we sell or license all or substantially all of the assets in our ink business, we may be required to redeem the new notes at 100% of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If we consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, we may be required to redeem the new notes at 125% of their outstanding principal amount. The new notes are due on September 30, 2010, unless they are redeemed or converted earlier. In addition, we issued to the buyers warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

     During the second quarter of 2008, certain holders of out Senior Secured Convertible Notes converted an aggregate principal amount of $118,920 of Senior Secured Convertible Notes for an aggregate of 198,200 shares of our common stock (at a conversion price of $0.60 per share). At the time of each such conversion, in addition to the issuance of common stock, we paid to the converting entity the outstanding interest on the principal amount of the Senior Secured Convertible Note converted and a pro-rata amount of the cash collateral account established to secure interest payments on the Senior Secured Convertible Notes.

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

     Our research and development expenses were approximately $1,070,000 during the six months ended on June 30, 2008, compared to $683,000 during the six months ended on June 30, 2007. To date, all research and development expenses have been charged to operating expense as incurred.

     With respect to the RFID technology we are developing, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France, Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States (US6,922,146), while it is still being examined in Europe. Regarding our fourth patent family, we have recently filed an International Patent Application (PCT). In addition, regarding our fifth patent family, we have filed a Provisional Patent Application with the United Stated Patent and Trademark Office, and we will file by May 7, 2008 International Patent Application (PCT).

     With respect to the product-authentication we are developing, we have entered into an assignment agreement by which InkSure has acquired AuthentiForm's entire intellectual property portfolio of enhanced product-authentication technology. The AuthentiForm portfolio includes methods to establish authenticity and identify products at the item level by encoding high information-density, invisible, and essentially tamper-proof signatures within a product's formulation, on its surface, or through incorporation into its packaging. AuthentiForm technology enables dynamic codes without substantially changing the chemical composition of a product or its components, which makes the AuthentiForm technology particularly attractive for use with pharmaceutical products.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments on June 30, 2008 principally include obligations associated with office lease obligations and the operating lease of several automobiles. Our total future obligation is approximately $16,000 until the end of 2008. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2007 and up to June 30, 2008, we have received a governmental research and development grant of approximately US$434,000 from the Office of the Chief Scientist (OCS) at the Ministry of Trade and Industry of the Government of Israel. This royalties-bearing research and development grant partially covers our innovative RFID research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues. The royalty rate is 3% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount received from the OCS. We have no assurance that the RFID project or commercialization plan would be successful.

     On October 1, 2007, we engaged with a contractor for the receipt of development services and design of Transmitter Receiver Module (TRM) for the RFID project. In this service agreement, among other things, the subcontractor is entitled to payment in an amount equal to 10% of the production and assembly costs of the TRM paid by us for the first 10,000 units or for 4 years whichever ends first only if such units will be produce by a person other than the subcontractor.

     On May 28, 2006, we engaged with a contractor for consulting, development and assistance services. In this service agreement, among other things, the contractor is entitled to a 1% royalty on sales of antennas and front ends through 2009 as payment for consulting, development and assistance services during the transfer of antennas and front ends into mass production.

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $38,800 at the exchange rate as of June 30, 2008), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $19,400 at the exchange rate as of June 30, 2008).

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

On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approx. $ 7,460,000). The company intends to file an answer to the petition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2008, certain holders of out Senior Secured Convertible Notes converted an aggregate principal amount of $118,920 of Senior Secured Convertible Notes for an aggregate of 198,200 shares of our common stock (at a conversion price of $0.60 per share). At the time of each such conversion, in addition to the issuance of common stock, we paid to the converting entity the outstanding interest on the principal amount of the Senior Secured Convertible Note converted and a pro-rata amount of the cash collateral account established to secure interest payments on the Senior Secured Convertible Notes.

ITEM 6. EXHIBITS

The following exhibits are being filed with this Report:

   EXHIBIT
    NUMBER          DESCRIPTION
---------------     ----------------

31.1*               Certification of Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Sections 1350.

31.2*               Certification of Principal Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.

32.1*               Certification of Principal Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.

32.2*               Certification of Principal Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.

* Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INKSURE TECHNOLOGIES INC.

Dated: August 13, 2008                            By: /s/ Tzlil Peker
                                                  ------------------------
                                                  Tzlil Peker
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)

Dated: August 13, 2008                            By: /s/ Yaron Meerfeld
                                                  ---------------------------
                                                  Yaron Meerfeld
                                                  Acting Chief Executive Officer
                                                  (Principal Executive Officer)