Form 10-Q
period 2008-09-30
INKSURE TECHNOLOGIES INC.
filed 2008-11-10
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED ON SEPTEMBER 30, 2008

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

                               Yes [_]     No [X]

The number of shares of Common Stock outstanding as of November 7, 2008:
16,472,968

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2008
          (UNAUDITED)                                                       3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE NINE AND THREE MONTHS ENDED ON SEPTEMBER 30,
          2008 AND 2007                                                     4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE NINE MONTHS ENDED ON SEPTEMBER 30, 2008 AND 2007          5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         7

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

ITEM 4.   CONTROLS AND PROCEDURES                                          13

PART II.  OTHER INFORMATION                                                13

ITEM 1.   LEGAL PROCEEDINGS                                                13

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      14

ITEM 6.   EXHIBITS                                                         15

SIGNATURES                                                                 16

ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                                     SEP 30,         DEC.31,
                                                                      2008            2007
                                                                    --------        --------
                                                                   UNAUDITED
                                                                    --------
       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $  1,290        $    820
     Trade receivables                                                   231             453
     Other accounts receivable and prepaid expenses                      744             225
     Inventories                                                         377             399
                                                                    --------        --------

TOTAL CURRENT ASSETS                                                   2,642           1,897

PROPERTY AND EQUIPMENT, NET                                              296             352
LONG TERM DEPOSIT                                                         10              17
DEFERRED CHARGES                                                         458             385
GOODWILL                                                                 271             271
                                                                    --------        --------

TOTAL ASSETS                                                        $  3,677        $  2,922
                                                                    ========        ========



       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                                 $    181        $    284
     Employees and payroll accruals                                      192             204
     Accrued expenses and other payables                                 589             362
                                                                    --------        --------

TOTAL CURRENT LIABILITIES                                                962             850

Convertible notes, net                                                 6,745           5,691

TOTAL LIABILITIES                                                      7,707           6,541
                                                                    --------        --------

STOCKHOLDERS' DEFICIENCY:
Capital Stock:
       Preferred stock of $ 0.01 par value -
       Authorized: 10,000,000 shares; Issued and outstanding:
       0 shares as of September 30, 2008 (0 shares as
       of December 31, 2007)
       Common stock of $ 0.01 par value - Authorized:
       35,000,000; Issued and outstanding:
       16,472,968 shares as of September 30, 2008
       (15,972,688 shares as of December 31, 2007)                       164             161
   Additional paid-in capital                                         16,685          14,279
   Accumulated other comprehensive income                                118             118
   Accumulated deficit                                               (20,997)        (18,177)
                                                                    --------        --------

TOTAL STOCKHOLDERS' DEFICIENCY                                        (4,030)         (3,619)
                                                                    --------        --------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                     $  3,677        $  2,922
                                                                    ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                             ------------------------------      ------------------------------
                                                 2008              2007              2008              2007
                                             ------------      ------------      ------------      ------------
                                                       UNAUDITED                           UNAUDITED
                                             ------------------------------      ------------------------------
Revenues                                     $        817      $        754      $      1,316      $      2,432
Cost of revenues                                      202               240               377               843
                                             ------------      ------------      ------------      ------------

GROSS PROFIT                                          615               514               939             1,589
                                             ------------      ------------      ------------      ------------

Operating expenses:
   Research and development, net                      351               217             1,421               900
   Selling and marketing                              160               440               772             1,342
   General and administrative                         225               355               746               891
                                             ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                              736             1,012             2,939             3,133
                                             ------------      ------------      ------------      ------------

OPERATING LOSS                                       (121)             (498)           (2,000)           (1,544)
                                             ------------      ------------      ------------      ------------

Financial expenses                                   (122)              (65)             (337)             (155)
Changes in value of embedded derivative
and discount amortization on convertible
notes, net                                             71               725              (482)             (120)
                                             ------------      ------------      ------------      ------------
Financial expenses, net                               (51)              660              (819)             (275)

Net income (loss)                            $       (172)     $        162      $     (2,819)     $     (1,819)
                                             ============      ============      ============      ============

Net income (loss) per share                  $      (0.01)     $       0.01      $      (0.17)     $      (0.11)
                                             ============      ============      ============      ============

Weighted average number of Common Stock
used in computing net loss per share           16,472,968        16,033,880        16,353,332        15,852,008
                                             ============      ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                --------------------
                                                                                 2008          2007
                                                                                -------      -------
                                                                                     UNAUDITED
                                                                                --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(2,819)     $(1,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                       223          175
Capital gain from sales of property                                                   -           (1)
Decrease (increase) in trade receivables                                            222         (450)
Non cash financial expenses related to convertible notes, net                       328           13
Decrease (Increase) in accounts receivable and other prepaid expenses              (519)           2
Decrease in inventories                                                              22           17
Increase (decrease) in trade payables                                              (103)         114
Increase (decrease) in employees and payroll accruals                               (12)          24
Non cash financial expenses related to implementation of SFAS No. 123               136          401
Increase in other payables                                                          226           98
                                                                                -------      -------
Net cash used in operating activities                                            (2,296)      (1,426)
                                                                                -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (16)         (41)
Proceeds from sales of property                                                       -            3
Proceeds from short-term bank deposits                                                -        1,704
Proceeds from long-term deposits                                                      7          (15)
                                                                                -------      -------
Net cash provided by investing activities                                            (9)       1,651
                                                                                -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new convertible notes, net of legal fees                              2,775            -
Receipt on account of stocks                                                          -          261
                                                                                -------      -------
Net cash provided by financing activities                                         2,775          261
                                                                                -------      -------

Increase in cash and cash equivalents                                               470          486
Cash and cash equivalents at the beginning of the period                            820          403
                                                                                -------      -------
Cash and cash equivalents at the end of the period                              $ 1,290      $   889
                                                                                =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1: - BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2007 that are included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008, as amended (the "2007 10-KSB"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2008.

NOTE 2: - GOING CONCERN

     As reflected in the accompanying financial statements, the Company's operations for the three months ended on September 30, 2008, resulted in a net loss of $172,000 (including non-cash income of $34,000 related to employee stock options), and the Company's balance sheet reflects a net stockholders' deficiency of $4,000,000. The Company's ability to continue operating as a "going concern" is dependent on several factors, among them is its ability to raise sufficient additional working capital. Management's plans in this regard include, among others, seeking to raise additional cash from current and potential stockholders and lenders, and to obtain new projects or commercial orders from current and new customers.

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $38,000 based on the exchange rate as of September, 30, 2008), plus interest and value added tax, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $19,000 at the exchange rate as of September 30, 2008).

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

     On March 24, 2008, SuperCom (which changed its name to Vuance Ltd) provided the Company with an opinion of an accounting expert, according to which, the following conclusions can be drawn:

a) In light of the costs analysis, SuperCom had no economic profit from the sale of the Company shares.

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

     In light of the above, provided that the opinion is adopted by the court, the management of the Company and counsel handling the lawsuit believe that no material amounts will be awarded to Secu-System in these proceedings. A hearing is scheduled with regard to this petition in Tel Aviv court on November 30, 2008.

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

     These factors supplement and should be read in connection with the Risk Factors set forth in the 2007 10-KSB.

     REVENUES

     We are entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. We have completed several successful field trials during the last year related to potential projects. Our revenues in the third quarter of 2008 include revenues from (i) our sales agreements with four North American customers; and (ii) sales related to projects in other four European or Asian customers. In the third quarter of 2008, approximately 75% of our revenues were earned from customers located in Europe.

     COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expense and depreciation.

     Our cost of revenues consists primarily of materials including taggents and electronic and optical parts, payments to sub-contractors and compensation costs for our operations staff, if any.

     Our research and development expenses consist primarily of costs associated with our RFID project and development of new generic products. These expenses may fluctuate as a percentage of revenue depending on the projects undertaken during the reporting period. Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2008. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the three months ended September 30, 2008, we had revenue of $817,000, compared to $754,000 in the three months ended September 30, 2007. The increase in the revenue is mainly due to receipt of new orders from customers as compared to the three months ended on September 30, 2007.

     COST OF REVENUES. Our cost of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues was $202,000 in the three months ended September 30, 2008, compared to $240,000 in the three months ended September 30, 2007. Cost of revenues as a percentage of sales was 25% in the three months ended on September 30, 2008, compared with 32% in the three months ended September 30, 2007. The decrease in costs of revenue, as a percentage of sales, in the three months ended on September, 30 2008 was primarily related to a more profitable sales mix.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs mainly associated with our RFID project, net of R&D grants. Research and development expenses increased by $134,000, or 62%, to $351,000 in the three months ended September 30, 2008 from $217,000 in the three months ended September 30, 2007. This increase in research and development expenses is primarily related to increased research and development activities including Patents and subcontractors expenses related to our RFID project. Research and development expenses included non-cash expenses of $5,000 under SFAS No. 123(R) for the three months ended September 30, 2008.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $280,000, or 64%, to $160,000 in the three months ended on September 30, 2008 from $440,000 in the three months ended September 30, 2007. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor headcount and related marketing and selling activities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $130,000, or 37%, to $225,000 in the three months ended on September 30, 2008 from $355,000 in the three months ended on September 30, 2007. This decrease in general and administrative expenses was primarily due to non-cash expenses of US$107,000 in the three months ended on September 30, 2007 under SFAS No. 123(R) and a decrease in legal expenses.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $51,000 in the three months ended on September 30, 2008. Financial expenses, net were composed of:
(i) interest expense, net of $122,000 and (ii) non cash financial net income of $71,000 related to the convertible note. Financial expenses, net increased by $711,000 primarily due to $725,000 financial income in the three months ended on September 30, 2007 due to changes in the fair market value of the outstanding convertible notes.

     NET LOSS. We had a net loss of $172,000 in the three months ended on September 30, 2008, compared with a net income of $162,000 in the three months ended on September 30, 2007. The increase in net loss in the three months ended on September 30, 2008 compared to the three months ended on September 30, 2007 is attributable to the increase in our financial expenses, net ($711,000) which was partially offset by the decrease in operating loss of $377,000.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

     REVENUES. Revenues consist of gross sales of products less discounts. We are currently concentrating on entering and implementing large-scale projects. In the nine months ended on September 30, 2008, we had revenues of $1,316,000, compared to $2,432,000 in the nine months ended on September 30, 2007. The decrease in the revenue is mainly due to the loss of two major customers and a significant reduction in of orders from three other customers as compared to the nine months ended on September 30, 2007.

     COST OF REVENUES. Our costs of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues was $377,000 in the nine months ended on September 30, 2008, compared to $843,000 in the nine months ended on September 30, 2007. Cost of revenues as a percentage of sales was 29% in the nine months ended on September 30, 2008, compared with 35% in the nine months ended on September 30, 2007.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs mainly associated with our RFID project, net of R&D grants. Research and development expenses increased by $521,000, or 58%, to $1,421,000 in the nine months ended on September 30, 2008 from $900,000 in the nine months ended on September 30, 2007. This increase in research and development expenses is primarily related to increased research and development activities related to our RFID project. Research and development expenses included non-cash expenses of $21,000 under SFAS No. 123(R) for the nine months ended September 30, 2008.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $570,000, or 42%, to $772,000 in the nine months ended on September 30, 2008 from $1,342,000 in the nine months ended on September 30, 2007. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor headcount and related marketing and selling activities.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $145,000, or 16%, to $746,000 in the nine months ended on September 30, 2008 from $891,000 in the nine months ended on September 30, 2007. This decrease in general and administrative was primarily due to a decrease in non-cash expenses of $180,000 under SFAS No. 123(R) offset by an increase of $35,000 in legal and investor relations expenses.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $819,000 in the nine months ended on September 30, 2008. Financial expenses, net was composed of: (i) Interest expense, net of $337,000 and (ii) non cash financial expenses of $482,000 related to the convertible note. Financial expenses, net increased by $544,000 from $275,000 in the nine months ended on September 30, 2007. This increase in financial expenses, net was primarily due to changes in the fair market value of the outstanding convertible notes.

     NET LOSS. We had a net loss of $2,819,000 in the nine months ended on September 30, 2008, compared with a net loss of $1,819,000 in the nine months ended on September 30, 2007. The $1,000,000 increase in net loss in the nine months ended on September 30, 2008 compared to the nine months ended on September 30, 2007 is attributable to the decrease in gross profit ($650,000), the increase in the financial expenses, net ($544,000) offset by the decrease in our operating expenses ($194,000).

B.   LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in May 2000. We have an accumulated a deficit of approximately $20,997,000 as of September 30, 2008, and had positive working capital (current assets less current liabilities) of approximately $1,680,000 as of September 30, 2008. Losses are continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $16,000 in the nine months ended on September 30, 2008 and $41,000 in the nine months ended on September 30, 2007. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for future capital expenditures as of September 30, 2008.

     As of September 30, 2008, we had cash, cash equivalents and short-term deposits of approximately $1,290,000 (excluding funds in the cash collateral account that secure the interest payments on our convertible notes), compared to $889,000 as of September 30, 2007. This increase is primarily the result of the receipt of proceeds from our April 2008 issuance of convertible notes.

     We had negative cash flow from operating activities of approximately $2,296,000 during the nine months ended on September 30, 2008 compared to $1,426,000 during the nine months ended on September 30, 2007. The negative cash flow from operating activities during the nine months ended on September 30, 2008 was primarily attributable to the net loss of approximately $2,819,000 and an increase in accounts receivable and other prepaid expenses of $519,000 and partially offset by $328,000 of non-cash financial expenses, net related to convertible notes and $223,000 of depreciation and amortization expenses and a $222,000 decrease in trade receivables.

     We believe that our existing cash together with the receipt of further customer orders will be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected business plans.

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

     Our research and development expenses were approximately $1,421,000 during the nine months ended on September 30, 2008, compared to $900,000 during the nine months ended on September 30, 2007. To date, all research and development expenses have been charged to operating expense as incurred.

     With respect to the RFID technology we are developing, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France, Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has been matured into a patent granted in the United States (US6,922,146), while it is still being examined in Europe. Regarding our fourth patent family, we have recently filed an International Patent Application (PCT). In addition, during the second quarter of 2008, we filed an International Patent Application (PCT) relating to our fifth patent family.

     With respect to the product-authentication we are developing, we entered into an assignment agreement by which InkSure acquired AuthentiForm's entire intellectual property portfolio of enhanced product-authentication technology. During the third quarter of 2008, we decided to abort this intellectual property portfolio.

D.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments on September 30, 2008 principally include obligations associated with office lease obligations and the operating lease of several automobiles. Our total future obligation is approximately $183,000 until the September 2011. We expect to finance these contractual commitments from cash on hand and cash generated from operations. We also obtained an autonomic guarantee by our bank in favor of lessor in amount of NIS 50,000 (about $14,600 at the exchange rate as of September 30, 2008) to secure office lease payments to lessor.

     During 2007 and through September 30, 2008, we received a governmental research and development grant of approximately US$434,000 from the Office of the Chief Scientist (OCS) at the Ministry of Trade and Industry of the Government of Israel. This royalties-bearing research and development grant partially covers our innovative RFID research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount received from the OCS. We have no assurance that the RFID project or commercialization plan would be successful.

     On October 1, 2007, we engaged a contractor to develop services and design a Transmitter Receiver Module (TRM) for our RFID project. In this service agreement, among other things, if we engage a third party other than this contractor to produce TRM units for us, the contractor is entitled to payment in an amount equal to 10% of the production and assembly costs of the TRM paid by us for the first 10,000 units or through September 30, 2011, whichever comes first.

     On May 28, 2006, we engaged a contractor for consulting, development and assistance services. Under this service agreement, among other things, the contractor is entitled to a 1% royalty on sales of antennas and front ends through 2009 as payment for consulting, development and assistance services during the transfer of antennas and front ends into mass production.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in report that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls. During the six months ended on September 30, 2008, there was no significant change in our internal controls over financial reporting that has materially affected, or which is reasonably likely to materially affect our internal controls over financial reporting.

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $38,000 at the exchange rate as of September 30, 2008), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $19,000 at the exchange rate as of September 30, 2008).

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

In light of the above, provided that the opinion is adopted by the court, the management of InkSure and its counsel handling the lawsuit believe that no material amounts will be awarded to Secu-System in these proceedings. A hearing is scheduled with regard to this petition in Tel Aviv court on November 30, 2008.

ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of Stockholders of Inksure Technologies, Inc. held on September 10, 2008 11,259,204 shares of Inksure Technologies Inc. or approximately 67.24% of the total common stock outstanding on the record date for such meeting, were represented.

The Stockholders of Inksure Technologies Inc. elected Messrs. Philip M. Getter, Elie Housman, Yaron Meerfeld, Gadi Peleg, Randy F. Rock, David W. Sass and Pierre L. Schoenheimer as directors to hold office until the next annual stockholders meeting and until their respective successors have been duly elected and qualified. Of the shares voted with respect to the election of Mr. Philip M. Getter 10,739,433 were voted in favor and 519,771 were withheld. Of the shares voted with respect to the election of Mr. Elie Housman 10,087,364 were voted in favor and 1,171,840 were withheld. Of the shares voted with respect to the election of Mr. Yaron Meerfeld 11,256,204 were voted in favor and 3,000 were withheld. Of the shares voted with respect to the election of Mr. Gadi Peleg 11,259,204 were voted in favor and 0 were withheld. Of the shares voted with respect to the election of Mr. Randy F Rock 10,855,492 were voted in favor and 519,771 were withheld. Of the shares voted with respect to the election of Mr. David W Sass 10,739,433 were voted in favor and 403,712 were withheld. Of the shares voted with respect to the election of Mr. Pierre L. Schoenheimer 11,259,204 were voted in favor and 0 were withheld.

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

                                                  INKSURE TECHNOLOGIES INC.

Dated: November 10, 2008                          By: /s/ Tzlil Peker
                                                  ------------------------------
                                                  Tzlil Peker
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)

Dated: November 10, 2008                          By: /s/ Yaron Meerfeld
                                                  ------------------------------
                                                  Yaron Meerfeld
                                                  Acting Chief Executive Officer
                                                  (Principal Executive Officer)