Form 10-K
period 2008-12-31
INKSURE TECHNOLOGIES INC.
filed 2009-03-31
CIK 1062128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008, OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO _____________

                         COMMISSION FILE NUMBER: 0-24431

                           INKSURE TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)

               DELAWARE                                     84-1417774
     (State or other jurisdiction of                     (I.R.S. employer
     incorporation or organization)                     identification no.)

1770 N.W. 64TH STREET, SUITE 350, FORT LAUDERDALE, FL          33309
     (Address of principal executive offices)                (Zip code)

                                   ----------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 772-8507

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, par
value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                               Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                               Yes [_]     No [X]

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [_]   Accelerated filer [_]  Non-accelerated filer [_]
Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                               Yes [_]     No [X]

The aggregate market value of the Common Stock held by non-affiliates of the
Registrant computed by reference to the average bid and asked price of such
Common Stock on June 30, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter) was $4,941,891.

As of March 19, 2009, the Registrant had outstanding 16,472,968 shares of Common
Stock, par value $0.001 per share.

Documents incorporated by reference: Portions of the Registrant's proxy statement in connection with its annual meeting of shareholders to be held in
2009 are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K

                                TABLE OF CONTENTS

                                                                             PAGE

PART I

ITEM 1.   DESCRIPTION OF BUSINESS                                              2
ITEM 1A.  RISK FACTORS                                                        10
ITEM 2.   DESCRIPTION OF PROPERTY                                             18
ITEM 3.   LEGAL PROCEEDINGS                                                   18
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS               20
ITEM 6.   SELECTED FINANCIAL DATA                                             21
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                21
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          25
ITEM 8.   FINANCIAL STATEMENTS                                                25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            25
ITEM 9A.  CONTROLS AND PROCEDURES                                             25
ITEM 9B.  OTHER INFORMATION                                                   26

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
          CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
          EXCHANGE ACT                                                        28
ITEM 11.  EXECUTIVE COMPENSATION                                              28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDERS MATTERS.                                   28
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE                                                        28
ITEM 14   PRINCPLE ACCOUNTING FEES AND SERVICES                               28
ITEM 15.  EXHIBITS                                                            29

                                       ii

                                     PART I

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe",
"will", "expect", "expected", "project", "anticipate", "anticipated estimates",
"plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to `a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. This Form 10-K contains important information as to risk factors under Item 1A. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the
Private Securities Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

InkSure Technologies, Inc. makes available free of charge on its website at
WWW.INKSURE.COM its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the
Securities and Exchange Commission ("SEC").

This report may be read or copied at the SEC's Public Reference Room at 100 F
Street, NE, Room 1580, Washington, DC 20549 or at www.sec.gov. Information on
the operation of the Public Reference Room may be obtained by calling the SEC at
1-800-SEC-0330.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     InkSure Technologies Inc. (together with its subsidiaries, referred to as
"we", "us" and "our") develops, markets and sells customized authentication solutions designed to enhance the security of documents and branded products, to meet the growing demand for protection from counterfeiting. In this context,
"counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. We operate within the "authentication industry,"
an industry that includes a variety of firms providing technologies and services designed to prevent the counterfeiting and diversion of documents and products.
The World Customs Organization estimates that the trade in fakes was in 2006 worth about $512 billion. In the United States, the Bureau of Customs and Border
Protection estimates that counterfeiting costs the United States $200 billion annually. Additionally, we are developing a unique advanced chipless RFID solution that we expect to introduce in 2010.

Our products are based on three principal technologies:

     o    Unique signatures of a highly secure code incorporated in one of the security hologram layers applied during production,

     o    Customizable security inks that are suitable for almost every type of digital and impact printing on a wide variety of surfaces or substrates (e.g., paper documents, plastic identification cards, packaging materials and labels),

     o    Sophisticated "full-spectrum" readers that use proprietary software to quickly analyze marks inserted into the hologram or printed with our specialty inks. Our security solutions are considered to be covert because our specialty inks are indistinguishable from standard non-security inks and are easily incorporated into variable and fully individualized data on holograms, documents, products, product labels, packaging, and designs.

     Our uniquely formulated machine-readable taggant-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our readers. We have been awarded three patents and applied for another two patents related to the radio frequency identification, or RFID, technology being developed by us. We are also seeking protection under the Patent Cooperation Treaty. See "Description of
Business - Emerging Technology" and "Description of Business - Patents and
Proprietary Technology."

     We are currently working on the development of next-generation RFID technology that is being designed to enable low-cost tagging of items. This RFID technology is being designed to permit "no line of sight" identification and to be suitable for a variety of applications, including authentication, supply chain management, proof of ownership, and life cycle information.

     We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and systems addressing the demands of the evolving markets for brand, product and document protection. As part of the product development process, we intend to work with current and potential customers and leaders in certain industry segments to identify market needs and define appropriate product specifications.

CORPORATE HISTORY

     We were incorporated as a development stage enterprise under the laws of the state of Nevada on April 22, 1997 under the name "Lil Marc, Inc." On July 5,
2002, a wholly owned subsidiary of Lil Marc, Inc., LILM Acquisition Corp., a
Delaware corporation, merged with and into InkSure Technologies Inc., a Delaware corporation, or InkSure Delaware. InkSure Delaware was the surviving corporation in the merger and became a wholly owned subsidiary of Lil Marc, Inc.

     On October 28, 2002, we changed our name from "Lil Marc, Inc." to "InkSure
Technologies Inc." We conduct our operations with and through our direct and indirect subsidiaries, InkSure Inc., a Delaware corporation formed in March
2000, IST Operating Inc., a Delaware corporation formed in May 2000 (formerly known as InkSure Technologies Inc. and referred to throughout this Report as
InkSure Delaware), and InkSure Ltd., which was formed in December 1995 under the laws of Israel. We also have a subsidiary, InkSure RF Inc., a Delaware corporation formed in March 2000, which does not currently conduct any operations.

     On July 8, 2003, we reincorporated as a Delaware corporation by merging with and into a newly-formed, wholly-owned subsidiary.

MARKET OPPORTUNITY

     There are a growing number of governments, companies, banks, organizations and other entities that recognize, acknowledge and are able to quantify or estimate the scope of their counterfeiting problem, and are willing to invest in security solutions to combat them, and are potential customers for our products and services. We believe that the number of entities willing to invest in security solutions will grow as the magnitude of the problem continues to grow.
In addition, there has been an increase in regulatory and legislative efforts to countermand counterfeiting, such as U.S. legislation and Federal Food and Drug
Administration guidelines concerning the incorporation of counterfeit-resistant tools into the packaging of U.S. prescription drugs.

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

INKSURE SOLUTIONS

     We believe that our authentication technology can be distinguished from other authentication solutions, such as visible and invisible ultra-violet marks, fluorescent taggants, watermarks and fibers, optically variable inks, and holograms, currently offered by our competitors because our solutions offer a high level of security and flexibility while remaining cost-effective. Our technology is based upon multi-disciplinary technologies, including chemistry, printing, electro-optics and software, customized for each customer. The following are key features of our solutions:

          HIGH LEVEL OF SECURITY. Each security material manufactured by us has a unique "signature" that is comprised of a variety of factors, including the amounts and the unique properties of the chemicals included in the material, its type, color, the printing method and the substrate. Since the reader utilized by our solution reads a "full-spectrum" rather than sampling a specific point or points in a signature, a counterfeit item would have to replicate an entire unique signature - i.e., every variable upon which the signature depends - rather than merely replicating certain portions of the signature. In addition, because a coded taggant's unique signature is comprised of various factors, with numerous possible permutations thereof, our taggants are extremely difficult to reverse engineer. We believe that holograms, color changing inks and other more common overt security features are more easily replicated than our products. In addition, to thwart any counterfeiting attempts that successfully replicated a unique signature, we could alter any of the variables of which a signature is comprised and create an entirely new unique signature without significant expense.

          FLEXIBILITY. Our solution is highly flexible, applicable to almost every standard hologram, coating, ink or toner. In addition, we believe that our specialty inks are suitable for printing on any type of surface or substrate for which digital and impact printing is suitable. Our readers are available either as hand-held devices designed for quick and accurate field inspection, or as a technology that can be integrated in existing terminals and readers (e.g., ATMs, magnetic ink character recognition
     (MICR) readers and access control systems) to allow automated identification and verification in mass quantities. According to the client's security needs, several different coded inks can be incorporated in a single product or document and the corresponding reader can be programmed to authenticate and verify each of the different codes - and indicate which code was verified.

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

MARKETING AND BUSINESS STRATEGY

     Our business strategy utilizes a "razor / razor blade" approach with respect to the sale of our readers and inks. We regard the selling of our proprietary readers as infrastructure similar to a hand held razor, while our specialty inks may be considered analogous to the blades of a razor that represent continuing sales. The potential anti-counterfeit market segments for our products can generally be divided into two major groups: documents (e.g., bank notes, checks, transportation and event tickets, pre-paid telephone cards, identification cards, and passports) and brand products (e.g., pharmaceuticals, software, automotive, multi-media, and apparel). We believe that the most receptive market segment for our authentication applications - which comprise the middle and high-end of the security market - includes customers who have experienced significant problems with counterfeiting and have been unable to reduce or eliminate the effects of counterfeiting through the authentication solutions that are more easily circumvented than our solutions. In addition, we have targeted customers that need a covert security feature that is extremely difficult to reverse engineer.

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

     o    RETAIL VOUCHERS AND GIFT CERTIFICATES. Retail establishments currently use printed vouchers, gift cards and gift certificates for increased sales. Certificates of authenticity, which are printed documents that accompany a wide variety of retail goods ranging from software products to luxury goods, are also an area of opportunity.

     We have focused the bulk of our efforts to date on market segments where we have already achieved market penetration in actual sales and where we believe sales potential is highest - packaging, tax stamps, financial documents, entertainment (i.e., ticketing) and transportation. As a result of this focused strategy, we have increased awareness of our products in these segments, established a presence in targeted markets throughout the world, and formed strategic alliances with companies that provide access to specific markets. See
"Description of Business - Sales and Marketing."

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
     These packages rely primarily on our core technology, best described as
     "line of sight authentication" (i.e., electro-optical detection and analysis of organic and inorganic materials). The micro-processing unit within the readers uses proprietary algorithms to authenticate genuine codes, as well as differentiate between various codes.

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

o    SMARTINK(TM) - MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED SECURITY

     Our SmartInk(TM) codes are secure encoded inks and coatings that provide authentication solutions ranging from a definitive "yes/no" verification to multi functional systems that allow item identification, track & trace functionality, real-time encoding and debiting applications. SmartInk(TM)
     codes are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using any standard printing process, onto documents, tickets, product packaging and labels. All SmartInk(TM) marker/carrier mixtures are allocated with covert signatures that, while being completely invisible and protected from reverse-engineering attempts, are easily detected by our line of readers, including the handheld field verification SignaSure(TM) readers and the high speed SortSure(TM) validator.

o    SIGNASURE(TM) - ADVANCED AUTHENTICATION READERS

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

o    SORTSURE(TM) - IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY
     CONTROL AND AUDIT FUNCTIONS

     Our SortSure(TM) readers provide high-speed authentication and quality control of large quantities. The embedded OEM kits enable seamless integration with existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers. One model incorporates a mechanized traversing arm for real-time quality control readings over web-based printing presses. All models utilize proprietary technology and unique electro-optical techniques to measure and/or authenticate covert SmartInk(TM) codes.

o    HOLOSURE(TM) - COMBINING COVERT & OVERT SECURITY: A MULTI-TIER
     PROTECTION

     The HoloSure(TM), machine-readable hologram system consists of: a holographic image and a machine-readable code. The HoloSure(TM) system combines the benefits of both systems into one feature that contains multiple levels of security.

     The machine-readable element is a unique fingerprint signature of a highly secure code incorporated in the hologram during standard production. This, combined with an advanced decoding system with the ability to process multiple changeable parameters, provides a high level of protection.

o    POCKETSURE(TM) - MOBILE AUTHENTICATION READERS FOR SMART PROTECTION

     Our new PocketSure(TM) reader represents an important addition to our highly regarded SignaSure(TM) reader line. PocketSure(TM) combines handheld, machine-readable detection with forensic-level analysis. We believe that our new PocketSure(TM) reader is a next-generation reader that offers customers enhanced mobility and economy. At 5.5 inches in length and weighing a mere 2.5 ounces, the PocketSure(TM) includes single-code memory, audio and visual indicators, and the ability to operate on standard AAA batteries. PocketSure(TM) offers a significant benefit for warehouses, return centers, law enforcement agencies and retail organizations seeking to optimize their anti-counterfeiting and "reverse logistics" measures. Its simple-to-read LED, one-button operation, with replaceable batteries also makes it easier to train a larger number of personnel. Our PocketSure(TM)
     and SignaSure(TM) can be combined to create multi-level security programs wherein a primary level of inspectors employ PocketSure(TM) for detection of a base covert code while a secondary level of security specialists employ SignaSure(TM) in the field to detect a more complex forensic-level code.

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

     We have developed an advanced automatic secure admission tickets and passes system for public transportation and mass transit systems to prevent the loss of income caused by counterfeit tickets. This system contains features such as invisible coded ink that our electro-optic detector can decode. Our unique security tickets system is highly flexible and customizable and therefore, can protect all types of tickets such as: paper cards, PVC, PET,
     Teslin, magnetic cards, smart cards, contactless smart cards, etc. Our machine-readable encoded tickets ensure maximum security and are processed in fractions of a second, allowing mass-quantity processing and on the spot processing (such as at the point-of-entrance to a terminal).

EMERGING TECHNOLOGY - RADIO FREQUENCY INDENTIFICATION - RFID

     We are developing products that permit high volume tagging and authentication without requiring a line of sight. We are currently working on the development of next-generation chipless label technology for low cost RFID applications. This RFID technology is being designed to permit "no line of sight" identification of our unique tags. We believe that our chipless tags will be suitable for a variety of applications, including:

     1-high speed work flow,
     2-item identification,
     3-production floor controls,
     4-authentication,
     5-supply chain management,
     6-ownership, and
     7-life cycle information.

     The underlying concept of our new RFID technology, which we call
SARcode(TM), is to utilize the rules of diffraction phenomena and image/pattern recognitin tools as the basis for ultra-low-cost passive chipless RFID tags. The existence of diffraction has limited the extent to which symbols or images (such as barcodes) can be compressed. When one symbol is placed too near another, its waves interfere with those of its neighbor ("diffraction") and vice versa, making it impossible to accurately read either bar. This limitation has restricted the density with which symbol-based code can be printed and, therefore, the minimum size required for machine-readable codes. This has also limited the number of digits which can be used in barcodes. We believe our
Sarcode(TM) RFID solution is a unique, lower cost solution addressing those problems.

     Current technologies do not take into account that it is possible to place two-dimensional objects within extremely high density, yet still use deductive methods to identify them. Our approach devises a code of simple objects, together with algorithms for interpreting the phenomena produced when they are printed close to each other. Although the labels produced using this method are two-dimensional, the phenomena itself produces a three-dimensional effect. In that way, it is possible to derive the exact position of the original layout, even if behind an obstacle. This capability minimizes the challenge of correctly identifying objects that are located directly behind other objects, which is known in the trade as "collision."

     Our unique Sarcode(TM) RFID technology is in advanced development phase, and although during 2008, we had to overcome certaIn development challenges, our goal is to complete development with a view to launching our chipless label system during 2010. We aim to include, without limitation, the following RFID deliverables:

          o    Fixed and hand-held readers;

          o    Specialized conductive inks;

          o    Unique symbology; and

          o    Printer quality control systems.

     If successfully completed, we believe that our technology could eventually compete successfully with the familiar barcode technology and other electronic article surveillance solutions that are currently available. We believe that our chipless RFID Technology is unique in that it is faster, more accurate and less expensive than other chipless RFID tags currently available while providing more information than Barcode Technology. We expect to complete a closed loop system for delivery in 2010.

COMPETITION

     We are aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes that we market our products. Our competitors, many of whom have greater financial resources than we have, include:

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

     o    Security consultancy groups, which offer a range of technologies from several technology providers and tailor a specific solution to end-customers, based on an evaluation process involving risk analysis and characterization of a comprehensive organizational security program.

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
In addition, alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also adversely affect demand for our products. We believe that completion of our Sarcode(TM) RFID product currently in development could give us a competitive advantage in several markets.

RESEARCH AND DEVELOPMENT

     The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities at our facility in Rehovot, Israel. We believe our future success depends upon our ability to identify the requirements for future products and product enhancements, and to define, implement and successfully develop and introduce the technologies, including, without limitation, our next generation RFID technology, needed to deploy those products and product enhancements. Our research and development expenses for the year ended December
31, 2008 were $1,747,000.

     We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As a part of this strategy, we work with potential customers and other members of the industry to identify market needs and define appropriate product specifications.

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

MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     For the fiscal year ended December 31, 2008, revenues from customers in
Europe and in Asia amounted to approximately 76% of our 2008 revenues. Included in such revenues are sales to one customer which represented 61% of our total revenues. Customers in North and South America accounted for approximately 23%
of our revenues.

     The loss of these customers, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

     For the fiscal years ended December 31, 2008 and 2007 respectively, revenues attributed to geographic areas based on the location of our customers were (in thousands):

                        REVENUES FOR THE YEAR ENDED  REVENUES FOR THE YEAR ENDED
                            DECEMBER 31, 2008            DECEMBER 31, 2007
----------------------- ---------------------------- ---------------------------
Europe                                       $ 1,481                     $   866
----------------------- ---------------------------- ---------------------------
North and South America                          504                       1,243
----------------------- ---------------------------- ---------------------------
Asia                                             173                         781
----------------------- ---------------------------- ---------------------------
TOTAL                                        $ 2,158                     $ 2,890
----------------------- ---------------------------- ---------------------------

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

     With respect to the RFID technology we are developing, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France, Germany,
Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has matured into a patent granted in the United States (US6,922,146), while it is still being examined in Europe. Regarding our fourth patent family, we have filed an International Patent Application (PCT). In addition, during the second quarter of 2008, we filed an International Patent Application (PCT)
relating to our fifth patent family.

     With respect to the product-authentication we are developing, we entered into an assignment agreement by which InkSure has acquired a license for certain of AuthentiForm Technology LLC's intellectual property portfolio regarding authentication methods and enhanced product-authentication technology. The company is currently evaluating this intellectual property portfolio to determine whether or not to pursue its use.

     Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether our pending patent applications will result in the issuance of any patents, or whether the patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents issue, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us. For further information regarding our proprietary technology, please refer to item 3 (legal proceedings).

     We require our employees, consultants and advisors to execute confidentiality agreements upon the commencement of any employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual will be our exclusive property, other than inventions unrelated to our business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide adequate protection or remedies for misappropriation of our trade secrets in the event of unauthorized use or disclosure of such information or that an independent third party will not develop functionally equivalent technology.

GOVERNMENT REGULATION

     Our scanning devices and next-generation radio frequency technology scanning equipment may be required by customers or any other third parties to comply with the regulations of the United States Federal Communications
Commission ("FCC"), which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment may require testing to ensure the equipment's compliance with the
FCC's rules. In addition, the equipment must be labeled according to the FCC's rules to show compliance with these rules. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users. Our common pocket readers are FCC certified.

EMPLOYEES

     As of December 31, 2008, we had 12 employees (one of which is on a part time basis) located in Israel, including eight R&D engineers. The other four employees work in management, administration, operations and sales. In addition, as of December 31, 2008, we had two employees located in the United States, substantially involved in marketing and pre-sale and post-sale activities. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly-skilled employees.

     The employees of our wholly owned subsidiary InkSure Ltd. are entitled to
"Dmey Havra'a" as provided in a Collective Bargaining Agreement to which the
General Labor Union of the Workers in Israel is a party. Dmey Havra'a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.53% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee's salary. InkSure
Ltd. pays a monthly amount up to 7.5% of each employee's salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee's salary. InkSure Ltd. makes cars available to some employees for their exclusive use. InkSure Ltd. pays all costs associated with these cars, whether fixed or variable, including without limitation, fuel, repairs and insurance.

ITEM 1A. RISK FACTORS

WE WILL NEED TO RAISE ADDITIONAL CASH TO SUSTAIN OUR OPERATIONS BEYOND TWELVE
MONTHS, EXPAND OUR OPERATIONS AND REPAY OUR OUTSTANDING DEBT.

     Although we believe that our existing cash, together with cash generated from operations will be sufficient to support our operations for at least 12 months, continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. However, we do not have the funds necessary to repay the approximately $9 million principal amount outstanding under our senior secured convertible notes (the "Convertible Notes") if the holders elect to redeem them on September 30, 2009. Our current revenues from operations are insufficient to cover any expansion plans.

     The consolidated financial statements have been presented on the basis that we will continue as a going concern. However, our ability to continue as a going concern is dependent upon a number of factors, including our ability to obtain additional capital. Therefore, we plan to engage investment bankers to help effect a sale of certain of our assets or to otherwise assist us overcome these issues, though an investment banker engaged for such purposes was unable to do so in the recent past. Management's plans also include cost cuts and increasing the marketing of its current and new products. In addition, we will need to raise additional capital if we are required to repay the Convertible Notes in
September 2009. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us, or that additional capital will be available to us at all. Our ability to raise capital is impeded by the full ratchet anti-dilution provisions of our Convertible Notes and certain warrants. Such provisions, unless waived or modified, would make equity financing at less than $0.60 per share extremely dilutive to our existing shareholders. There can be no assurance that we will be successful in completing a transaction or financing.

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

     Historically, we have received financing from Israel's Office of the Chief
Scientist, which may not be available to us in the future.

WE HAVE SUBSTANTIAL OUTSTANDING INDEBTEDNESS WHICH IMPOSES SIGNIFICANT
RESTRICTIONS ON OUR BUSINESS.

     We currently have approximately $9 million of principal debt outstanding under the Convertible Notes. The Convertible Notes prohibit us, from among other things, the incurring debt or liens (subject to limited exceptions) or pay cash dividends or redeem any capital stock. These restrictions may limit our ability to obtain additional financing and restrict our ability to operate our business.
Moreover, the holders of these notes may require us to redeem these notes in
September 2009.

OUR EXISTING AND FUTURE DEBT OBLIGATIONS COULD IMPAIR OUR LIQUIDITY AND
FINANCIAL CONDITION, AND IN THE EVENT WE ARE UNABLE TO MEET OUR DEBT
OBLIGATIONS, WE COULD LOSE TITLE TO OUR ASSETS.

     In addition to our Convertible Notes, we may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, our continuing operations. Our debt obligations:

     o    could impair our liquidity;

     o    could make it more difficult for us to satisfy our other obligations;

     o    require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund research and development, working capital, capital expenditures and other corporate requirements;

     o    could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes; and

     o    place us at a competitive disadvantage when compared to our competitors who have less debt.

Our operations may not generate sufficient cash to enable us to service our debt. If we were to fail to make any required payment under the agreements governing our indebtedness or fail to comply with the financial and operating covenants contained in these agreements, we would be in default. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders were to require immediate payment, we would not have sufficient assets to satisfy our obligations. In such event, our lenders could foreclose on all of our assets, including our patents. In addition, we could be forced to seek protection under bankruptcy laws, which could have a material adverse effect on our existing business and our ability to procure new business as well as our ability to recruit and/or retain employees. A default could have a significant adverse effect on the market value and marketability of our common stock.

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE
FUTURE.

     We have incurred substantial losses. We had an accumulated deficit of approximately $21,705,000 at December 31, 2008 and had a negative working capital (current assets less current liabilities) of approximately $5,003,000 at
December 31, 2008. We incurred losses of approximately $3,528,000 for the year ended December 31, 2008, and losses are continuing. We expect to spend significant amounts to enhance our products and services, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

     We have incurred substantial negative cash flows since our inception. We generated negative cash flow from operating activities of approximately
$1,755,000 in 2008 and $1,738,000 in 2007. To the extent that we continue to have negative cash flows, we will continue to require additional capital to fund our operations. There can be no assurance that we will ever achieve positive cash flow from our operations or that we can secure additional capital.

WE CONTINUE TO RELY ON A LIMITED NUMBER OF MAJOR CUSTOMERS FOR MOST OF OUR
REVENUES. THE LOSS OF SUCH CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

     For the fiscal year ended December 31, 2008, sales to three of our customers in Europe and in Asia accounted for approximately 78% of our revenues.
Sales to one of our customers in Europe accounted for approximately 61% of our revenues. The loss of any customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

MOST OF OUR SALES ARE TO INTERNATIONAL CUSTOMERS. COMPLICATIONS IN INTERNATIONAL
MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

     Sales to customers outside of the United States accounted for 77% of our revenues during 2008. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the U.S., we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

WE HAVE GRANTED EXCLUSIVITY RIGHTS TO ONE OF OUR CUSTOMERS, WHICH COULD
ADVERSELY AFFECT OUR FUTURE DISTRIBUTION OPTIONS.

     We have granted to one of our customers the exclusive right to use our products within such customer's country of origin in Eastern Europe for so long as such customer's orders from the Company reach a certain level. Although this grant of exclusivity is limited to one country, it is of indefinite term and may have an adverse effect on our ability to enter into agreements with other potential customers that may have broad regional operations.

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
As with any effort at new product development, we are experiencing significant delays and incurring significant unanticipated expenses. Accordingly, we may spend significant time, management resources and money on the RFID product with nothing to show for it. Even if we successfully develop our RFID technology, we may be unable to successfully market RFID products.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS MAY BE
ADVERSELY AFFECTED.

     We generate all of our revenue from sales of products relating to the
"authentication industry." The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services could be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Our products have not yet achieved any significant market penetration. Market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future. In addition, we may enter into several agreements pursuant to which we may grant third parties broad, exclusive rights to distribute and sell certain of our technology, subject to customary provisions governing confidentiality and nondisclosure.
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

WE FACE POTENTIAL LIABILITY DUE TO PRODUCT DEFECTS AND MAY INCUR SIGNIFICANT
LIABILITIES IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

     Authentication products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may be found in new authentication products after commencement of commercial shipments resulting in product recalls and market rejection of our authentication products and resulting in damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. In addition, our product liability insurance, if any, may be insufficient to cover claims related to errors or defects in our authentication products.

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

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in United
States, France, Germany, Switzerland and United Kingdom. Our third patent family has matured into a patent granted in the United States, while it is still being examined in Europe. Regarding our fourth patent family, we have recently filed an International Patent Application(PCT). In addition, regarding our fifth patent family, we have only recently filed a PCT.

     We are also seeking protection under the Patent Cooperation Treaty. We may file for additional patents as we determine appropriate. A patent may not be issued with respect to any patent application filed by us or the scope of any claims granted in any patent may not provide meaningful proprietary protection or a competitive advantage to us. The validity or enforceability of patents which may be issued or licensed to us may be challenged by others and, if challenged, may not be upheld by a court. In addition, competitors may be able to circumvent any patents that may be issued or licensed to us. Due to our reliance on our proprietary technology, our inability to protect our proprietary rights adequately would have a material adverse effect on us.

     We generally have entered into agreements containing confidentiality and nondisclosure provisions with our employees and consultants and limit access to and distribution of our documentation and other proprietary information.
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

WE WILL HAVE TO KEEP PACE WITH NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE IN
ORDER TO REMAIN COMPETITIVE IN THE MARKETPLACE.

     If we are able to sufficiently penetrate the market with our products and services, our future success will depend upon our ability to keep pace with technological developments and respond to evolving customer demands. Failure to anticipate or respond adequately to technological developments or significant delays in product development could damage our potential position in the marketplace and could have a material adverse effect on our business, operating results, and financial condition. With our current limited financial and technical resources, we may not be able to develop or market new products, services or enhancements to our existing product and service offerings. It is possible that we could experience significant delays in these endeavors. Any failure to successfully develop and market products and services and product and service enhancements could have a material adverse effect on our business, operating results and financial condition. See "Risk Factors - If our product offerings are not accepted by the market, our business may be adversely affected."

WE FACE COMPETITION AND PRICING PRESSURES FROM LARGER, WELL FINANCED AND MORE
RECOGNIZED COMPANIES AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE WITH SUCH
COMPANIES.

     The market for our products and services is highly competitive. Many of our competitors have far greater financial, human, and other resources. Barriers to entry in our business are relatively insubstantial and companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as those with far greater name recognition than us, may also attempt to enter the market. We believe that our ability to compete depends on our technology and price, as well as on our distribution channels and the quality of products and services. If we do not successfully compete, we will not generate significant revenues or profits. Visible barcodes in particular are considered an authentication technology, and are essentially free. In the pharmaceutical industry, there is a new movement to visible 2D barcodes to be used both for authentication and for electronic pedigree, in anticipation of state and federal electronic pedigree requirements for pharmaceuticals. These will require the ability to trace products through the supply chain. As a result, a larger amount of data has to be encoded into the product. Regarding covert machine-readable authentication, we believe there are competitors who are lower priced, but whose technology is not as robust as ours. In the area of brand protection, we believe that none of these competitors has achieved a significant market position. However, in the area of public/financial documents
(including tax stamps and bank notes), SICPA, a private Swiss based security solutions provider, has achieved a leading market position due to its long history of sales of security inks for government applications, which has produced a major network of governmental contacts. SICPA also has the advantage of prior success in winning publicly bid tax stamp projects, which it uses for referential value in new projects.

     Lack of financial, personnel and other resources has adversely affected our ability to compete. In 2008, we only had three dedicated sales people in the company (two in the US and one in Israel). Western Europe, Latin America, Africa
and much of Asia are effectively lacking any sales coverage. The audience that can be reached through print ads, direct mail and e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

WE DEPEND ON THIRD PARTIES FOR INFRASTRUCTURE AND SUPPLIES, THE LOSS OF WHICH
COULD ADVERSELY AFFECT OUR OPERATIONS.

     With regard to our products, we are dependent in part on the availability of equipment, supplies and services provided by independent third parties.
Currently we use a limited number of suppliers in order to take advantage of volume discounts. If one of our suppliers were unable to meet our supply demands and we could not quickly replace the source of supply, it could have a material adverse effect on our business, operating results and financial condition, for reasons including a delay of receipt of revenues and damage to our business reputation. Certain taggants we use in the production of our inks are rare. If these are not available, production may be delayed, which could result in lost sales or additional costs.

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH TO SUCCESSFULLY IMPLEMENT OUR BUSINESS
PLAN AND SUCH MISMANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY
TO GROW.

     In the event we obtain the necessary financing, we would seek to accelerate the development and commercialization plans for our RFID technology. The resulting strain on our managerial, operational, financial, and other resources would be significant and could render such increased marketing efforts useless.
Our ability to manage our growth effectively will require us to continue to improve our operations, financial and managerial controls, reporting systems and procedures. If we are successful in achieving our growth plans, such growth is likely to result in increased responsibility for our management; and our management may not be able to successfully manage such growth due to their lack of experience in managing companies of our size. However, if we are unsuccessful in raising such funds we will not be able to achieve the above mentioned goals.

OUR RESEARCH AND DEVELOPMENT EFFORTS FOR NEW PRODUCTS MAY BE UNSUCCESSFUL.

     We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. Our research and development efforts are subject to unanticipated delays, expenses and technical problems. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

OUR RFID PRODUCTS MUST MEET EXACTING TECHNICAL AND QUALITY SPECIFICATIONS.
DEFECTS, ERRORS IN OR INTEROPERABILITY ISSUES WITH OUR PRODUCTS OR THE FAILURE
OF OUR PRODUCTS TO OPERATE AS EXPECTED COULD AFFECT OUR REPUTATION, RESULT IN
SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR PRODUCTS.

     Our RFID products may not operate as expected or may contain defects or errors, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our customers have demanding specifications for quality, performance and reliability that our RFID tag and reader products must meet. Our products are highly technical and designed to be deployed in large and complex supply chain networks and other settings under a wide variety of conditions. Customers may discover errors, defects, or incompatibilities in our products only after they have been fully deployed and are operating under peak stress conditions. For example, harsh environments and radio frequency interference from other sources may negatively affect the performance of our RFID readers. In addition, users of our RFID products may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other RFID products they use.

     The costs incurred in correcting any product defects or errors may be substantial and could adversely affect our operating results. While we test our products for defects or errors prior to product release, defects or errors may be identified from time to time by our internal team and by our customers. To the extent product failures are material, they could adversely affect our business, operating results, customer relationships, reputation and prospects.

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

OUR SPECIALTY INKS INCLUDE VARIOUS CHEMICALS AND ARE SUBJECT TO CERTAIN
ENVIRONMENTAL REGULATIONS, FOR WHICH WE COULD INCUR SIGNIFICANT LIABILITIES FOR
PROBLEMS RELATING TO THEIR SHIPPING AND STORAGE.

     Our operations are subject to federal, state, local, and foreign environmental laws and regulations. Our specialty inks include various chemicals, some of which may be hazardous substances and subject to various government regulations relating to our transfer, handling, packaging, use, and disposal. From time to time, we may store these chemicals or inks at our facilities in the United States and Israel or at our subcontracted manufacturer's facilities, and a shipping company ships them at our direction.
We could face liability for problems that may arise when we store or ship these inks or chemical components. To the extent future laws and regulations are adopted or interpretations of existing laws and regulations change, new requirements may be imposed on our future activities or may create liability retroactively. Failure to comply with applicable rules and regulations could subject us to monetary damages and injunctive action, which could have a material adverse effect on our business, financial condition or results of operations.

SOME OF OUR PRODUCTS IN DEVELOPMENT WILL BE SUBJECT TO GOVERNMENT REGULATION OF
RADIO FREQUENCY TECHNOLOGY WHICH COULD CAUSE A DELAY OR INABILITY TO INTRODUCE
SUCH PRODUCTS IN THE UNITED STATES AND OTHER MARKETS.

     The rules and regulations of the FCC limit the radio frequency used by and level of power emitting from electronic equipment. Our scanning device and the next-generation radio frequency technology scanning equipment may be required to comply with these FCC rules which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment may require testing to ensure the equipment's compliance with the
FCC's rules. The equipment must be labeled according to the FCC's rules to show compliance with these rules. Testing, processing of the FCC's equipment certificate or FCC registration, and labeling may increase development and production costs and could delay introduction of our verification scanning device and next-generation radio frequency technology scanning equipment into the United States' market. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users. Selling, leasing or importing non-compliant equipment is considered a violation of FCC rules and federal law and violators may be subject to an enforcement action by the FCC. Any failure to comply with the applicable rules and regulations of the FCC could subject us to monetary action or an injunction and could have a material adverse effect on our business, operating results and financial condition. In addition, certain other countries may impose similar or more burdensome regulations.

CONDITIONS IN ISRAEL AFFECT THE OPERATIONS OF OUR SUBSIDIARY IN ISRAEL AND MAY
LIMIT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

     InkSure Ltd., our principal operating subsidiary, is incorporated under
Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Political, economic and military conditions in Israel directly affect InkSure Ltd.'s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for
Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence primarily in the West Bank and
Gaza Strip. Recently there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel's northern border with Lebanon in the summer of 2006, and extensive hostilities along Israel's border with the Gaza Strip since June 2007 when the
Hamas effectively took control of the Gaza Strip, which intensified in December
2008. Furthermore, several countries still restrict trade with Israeli companies, which limits our ability to make sales to, or purchase components from, those countries. Any future armed conflict, political instability, continued violence in the region or restrictions could limit our ability to operate our business and could have a material adverse effect on our business, operating results and financial condition.

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

WE HAVE A STOCKHOLDER THAT IS ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND
ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE
ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

     ICTS International, N.V. and its affiliates beneficially own 5,059,673 shares of our common stock (including through ownership of warrants to purchase our common stock), representing approximately 29.73% of our outstanding common stock. Such ownership interest gives ICTS and its affiliates substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target.

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

WE HAVE NEVER PAID COMMON STOCK DIVIDENDS AND ARE UNLIKELY TO DO SO FOR THE
FORESEEABLE FUTURE.

     We have never paid cash or other dividends on our common stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends on our common stock in the foreseeable future. The terms of our Convertible Notes prohibit us from paying cash dividends without the consent of the holders of a majority of the Convertible Notes.

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT
STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the NASD OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to
March 19, 2009, our common stock traded at prices ranging from $0.49 to $0.11.
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

"PENNY STOCK" RULES MAY RESTRICT THE MARKET FOR OUR COMMON STOCK AND MAY AFFECT
OUR STOCKHOLDERS' ABILITY TO SELL THEIR SHARES IN THE SECONDARY MARKET.

     Our common stock is subject to rules promulgated by the SEC relating to
"penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq small-cap or national market systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell
"penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock and may affect our stockholders'
ability to sell their shares in the secondary market.

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE REPRESENTS NEARLY ALL OF OUR
OUTSTANDING COMMON STOCK AND THUS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON
STOCK.

     Of the 16,472,968 shares of common stock held by our present stockholders as of December 31, 2008, approximately 6,000,000 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations.
In general, under Rule 144, a person (or persons whose shares are aggregated)
who has satisfied a six month holding period for stock traded on the Over The
Counter Bulletin Board may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of
1% of the then outstanding shares of common stock or the average weekly volume of trading in such shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not our affiliate and who has satisfied a one-year holding period. In addition,
3,500,000 shares of common stock underlying both current options to purchase our common stock and future issuances of options to purchase our common stock are available, once vested, for public sale by means of ordinary brokerage transactions in the open market. The substantial number of shares eligible for sale could cause our common stock price to be less than it would be in the absence of such an offering, whether or not such shares are actually sold, and sales of a significant number of such shares at any one time could further decrease our stock price.

OUR CONVERTIBLE DEBT AND CERTAIN WARRANTS CONTAIN FULL RATCHET ANTI-DILUTION
PROVISIONS, WHICH, IF TRIGGERED, COULD SIGNIFICANTLY DILUTE THE INTERESTS OF OUR
STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

     Our nearly $9,000,000 principal amount of Convertible Notes are currently convertible into shares of our common stock at an initial conversion rate of
$0.60 per share. Based on this initial conversion price we would issue nearly
15,000,000 shares of common stock upon conversion of the total Convertible
Notes. The exercise price of warrants to purchase 3,570,337 shares of common stock is currently exercisable at $0.60 per share. The Convertible Notes and warrants contain a full ratchet anti-dilution provision, which provides, unlike a more traditional weighted average anti-dilution provision, that if we issue convertible or equity securities in the future (subject to certain exceptions)
at a price per share less than the conversion rate of the notes or exercise price of the warrants, the conversion rate of the Convertible Notes and exercise price of the warrants will be automatically adjusted down to that lesser price.
In such case, the number of shares into which the Convertible Notes are convertible and warrants are exercisable would increase correspondingly. By way of example only, if the price per share of common stock were $0.50, and we were to issue securities at such a reduced price, the conversion rate of the
Convertible Notes would be automatically adjusted down to $0.50 per share, the number of shares into which the Convertible Notes would be convertible would increase from nearly 15,000,000 shares to nearly 18,000,000 and the number of shares issuable upon exercise of the warrants would increase from 3,570,337 shares to 4,284,404 shares. Accordingly, if we trigger the full ratchet anti-dilution provision, our stockholders could suffer substantial dilution. In addition, because we are required to reserve 130% of the number of shares issuable upon conversion of the Convertible Notes and exercise of the warrants, we may not have sufficient authorized shares to issue a significant number of additional shares, especially if the anti-dilution provisions and/or default penalties are triggered. Because of the current market price of our common stock, it is unlikely that we will be able to raise any additional equity financing without triggering these provisions.

THE NUMBER OF SHARES OF COMMON STOCK WHICH ARE AVAILABLE FOR SALE UPON EXERCISE
OF OUR OUTSTANDING WARRANTS OR CONVERSION OF OUR OUTSTANDING CONVERTIBLE NOTES
IS SIGNIFICANT IN RELATION TO OUR CURRENTLY OUTSTANDING COMMON STOCK AND COULD
CAUSE DOWNWARD PRESSURE ON THE MARKET PRICE FOR OUR COMMON STOCK.

     The number of shares of common stock registered for resale upon exercise of our outstanding warrants or conversion of our outstanding Convertible Notes is significant in relation to the number of shares of common stock currently outstanding. If those security holders determine to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We maintain our operational offices in approximately 2,000 square feet of space that is located in Fort Lauderdale, Florida, pursuant to a lease which expires in October 2010. Our monthly lease payments are approximately $3,200 per month. We maintain our research and development facilities in Rehovot, Israel.
The facilities we lease in Israel are approximately 3,800 square feet pursuant to a lease expiring in September 2011. Monthly lease payments for such facility are approximately $4,500 per month.

ITEM 3. LEGAL PROCEEDINGS.

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (InkSure Delaware's former parent company) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a)
breach of a confidentiality agreement between the plaintiff and Supercom; (b)
unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure
Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and
InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $34,000 at the exchange rate as of December 31, 2008), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of
NIS 65,000 (about $17,000 at the exchange rate as of December 31, 2008).

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

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approximately
$6,545,000 at the exchange rate as of December 31, 2008).

     On March 24, 2008, SuperCom (which changed its name to Vuance Ltd.)
provided us with an opinion of an external accounting expert according to which, the following conclusions can be drawn:

     a.   In light of the costs analysis, SuperCom had no economic profit from the sale of Inksure's shares.

     b.   The consideration received from the sale of Inksure's shares in 2002, incorporates the value of the cash flow of InkSure following the sale.
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

In light of the above, provided that the opinion is adopted by the court, we believe that no material amounts will be awarded to Secu-System in these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

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

                                                               HIGH     LOW
FISCAL YEAR 2007
         1st Quarter                                          $ 3.00   $ 1.82
         2nd Quarter                                          $ 2.25   $ 1.75
         3rd Quarter                                          $ 1.95   $ 1.16
         4th Quarter                                          $ 1.33   $ 0.42

FISCAL YEAR 2008
         1st Quarter                                          $ 0.74   $ 0.34
         2nd Quarter                                          $ 0.44   $ 0.16
         3rd Quarter                                          $ 0.39   $ 0.11
         4th Quarter                                          $ 0.49   $ 0.11

FISCAL YEAR 2009
         1st Quarter (through March 25, 2009)                 $ 0.30   $ 0.10

     As of March 19, 2009 there were approximately 50 holders of record of the common stock.

     We have not paid dividends on the common stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business. The declaration of dividends in the future will be at the election of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the board of directors deem relevant. The terms of our Convertible Notes currently restrict us from issuing dividends without the consent of the holders of the majority of principal of notes outstanding.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2008. Our stockholder approved equity compensation plans consist of the 2002 Employee, Director and Consultant
Stock Option Plan. Under this plan, we grant options in order to attract and retain employees, directors, officers and certain consultants. Such options become exercisable under vesting schemes as approved by the board or by the compensation committee, if delegated by the board. Normally, the options are vested ratably as long as the optionee still serves with the company and expire after five years from the grant date. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

                                                                                                  NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE
                                      NUMBER OF SECURITIES                                        FOR FUTURE ISSUANCE
                                       TO BE ISSUED UPON             WEIGHTED-AVERAGE        UNDER EQUITY COMPENSATION PLANS
                                    EXERCISE OF OUTSTANDING         EXERCISE PRICE OF                  (EXCLUDING
                                       OPTIONS, WARRANTS           OUTSTANDING OPTIONS,         SECURITIES REFLECTED IN
PLAN CATEGORY                              AND RIGHTS              WARRANTS AND RIGHTS                  COLUMN (A))
                                              (A)                          (B)                              (C)
----------------------------------  ----------------------        ---------------------      --------------------------------
Equity compensation plans
   approved by security holders             2,014,480                   $  1.17                           960,017
Equity compensation plans not
   approved by security holders               658,469                   $  1.13                                 0
                                          -----------                                                  ----------
   TOTAL                                    3,252,836                                                     960,017

ITEM 6. SELECTED FINANCIAL DATA

     We are a smaller reporting company, as defined by Rule 12b-2 of the
Exchange Act of 1934, as amended and are not required to provide information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW

     We specialize in comprehensive security solutions, designed to protect branded products and documents from counterfeiting, fraud, and diversion. By creating smart protection solutions using proprietary machine-readable authentication technologies, we help companies, governments and organizations worldwide control their most valuable assets, products, reputation and revenues.
We employ experts in various fields, including material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security solutions for data and asset integrity within the customers' existing infrastructure and environment.

     Our SmartInkTM solutions enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings.
The combination of markers, inks and materials produce electro-optic
"signatures" - unique codes that are seamlessly incorporated into the printed media used by the customer. Proprietary computerized readers, available in hand-held, stationary and modular kit configurations, quickly verify these codes by manual or automatic operation. By focusing on customer-driven solutions, we are able to offer added value through enhanced reader functionality, including high-speed automatic sorting, one-to-many code matching, first and second level track and trace, code activation at the point of distribution and detrimental authentication for debit applications. The inherent flexibility of our technology also enables overlaying the machine-readable codes onto holograms and other overt features, resulting in multi-layered security that is both effective and economical.

REVENUES

     We are currently concentrating on entering into and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects.
These projects involve high volume sales through multiple-year sales contracts.
In the 2008 fiscal year, approximately 77% of our revenues were earned from customers located outside the United States.

COSTS AND OPERATING EXPENSES

     Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses.

     Our cost of revenues consists primarily of materials, including taggants and electronic and optical parts, sub-contractors and compensation costs for our operations staff.

     Our research and development expenses consist primarily of costs associated with development of new products. These expenses may fluctuate as a percentage of revenue depending on the projects undertaken during the reporting period.
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

     We have not recorded any income tax benefit for net losses incurred for any period from inception to December 31, 2008. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that the company has a history of losses, it is likely that the deferred tax will not be realized.

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

                                     YEAR ENDED DECEMBER 31,

                                        2008         2007
                                        ----         ----

Revenues                                 100%         100%
Cost of Revenues                          23           38
                                        ----         ----
Gross profit                              77           62

Operating expenses:
Research and development                  81           45
Selling and marketing                     42           58
General and administrative                42           45
One-time amortization of Goodwill         13            0
                                        ----         ----
Total operating expenses                 178          148

Operating loss                          (101)         (86)
Financial income (expense), net          (62)         (19)
Taxes on income                                        (2)
                                        ----         ----
Net loss                                (163)        (107)
                                        ====         ====

YEAR ENDED DECEMBER 31, 2008 COMPARED WITH YEAR ENDED DECEMBER 31, 2007

     REVENUES. Revenues consist of gross sales of products. We are concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. This continued to affect our results in 2008. Our revenues, mostly derived by the sales of taggants, decreased by $732,000, or by
25%, to $2,158,000 in 2008 from $2,890,000 in 2007. This decrease in revenues is mainly due to lack of new orders and reduced business from five of our customers representing 73% of our 2007 sales revenues, mainly from the US, while this decrease was offset by the delivery of a new project order in Europe in amount exceeding $1,000,000.

     COST OF REVENUES. Cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues decreased by $604,000, or 55%, to
$504,000 in 2008, from $1,108,000 in 2007. The decrease in cost of revenues is mainly due to the decrease in sales revenues and more profitable sales mix in
2008 as a result of lower raw material costs for certain of our 2008 projects.
Cost of revenues as a percentage of sales was 23% in 2008, compared with 38% in
2007. The decrease in cost of revenues as a percentage of sales is mainly due to more profitable sales mix in 2008.

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. Research and development expenses increased by
$439,000, or 34%, to $1,747,000 in 2008 from $1,308,000 in 2007. This increase in research and development expenses is primarily related to the development and implementation of our RFID technology. Research and development expenses for
2007 were reduced by $402,000 of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor and from the European
Commission related to our RFID project.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $766,000, or 46%, to $912,000 in 2008, from
$1,678,000 in 2007. This decrease in selling and marketing expenses was primarily due to reduced selling and marketing activities and personnel (two employees in sales as of December 31, 2008 versus five employees in sales as of
December 31, 2007).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses decreased by $386,000, or 30%, to $908,000 in 2008, from $1,294,000 in 2007. This decrease was primarily due to reduced non-cash expense under SFAS No. 123(R), of $155,000 in 2008, compared to
$437,000 in 2007 and decrease of $100,000 in legal expenses.

     IMPAIRMENT OF GOODWILL, impairment of goodwill expense amounted to $271,000 in 2008, versus zero in 2007. The impairment of goodwill expense for 2008 was due to a one-time write off of goodwill due to lack of certainty for any future surplus cash receipts it represents.

     FINANCIAL EXPENSE, NET. Financial expense, net, amounted to $1,344,000 in
2008, versus financial expenses of $525,000 in 2007. The financial expense for
2008 was primarily due to non-cash financial expense as a result of changes in the fair market value of the Convertible Notes calculated under SFAS No. 133, of
$882,000, compared to non-cash financial expenses of $316,000 in 2007; and
interest expenses, net of $462,000 in 2008 compared to only $209,000 in 2007 due to higher debt principal and higher interest rate.

     NET LOSS. We had a net loss of $3,528,000 in 2008, compared with a net loss of $3,078,000 in 2007, which is an increase of $450,000, or 15%. The increase in net loss in 2008 in comparison with 2007 is due to an increase of $819,000 in our financial expenses, net, offset by decrease of $314,000 in our operating loss and $55,000 in other taxes on income.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $21,705,000 as of December 31, 2008, and had negative working capital (current assets less current liabilities) of approximately $5,003,000 as of December 31, 2008. Losses are continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $22,000 in 2008 and $102,000 in
2007. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of December 31, 2008.

     As of December 31, 2008, we had cash, cash equivalents and short-term deposits of approximately $1,826,000, compared to $820,000 in 2007. This increase is primarily due to the issuance of new Convertible Notes in April 2008 and decrease in our operating losses.

     We generated negative cash flow from operating activities of approximately
$1,755,000 in 2008 compared to $1,738,000 in 2007. The negative cash flow from operating activities in 2008 was attributable to 2008 net loss of approximately
$3,528,000, primarily offset by $670,000 of non-cash expenses related to the convertible notes, a decrease of $350,000 in trade receivables, an increase of
$286,000 in accrued expenses and other payables, a one time non-cash amortization of $271,000 of goodwill and depreciation and amortization expenses of $305,000.

     We generated negative cash flow from investing activities of approximately
$14,000 in 2008 compared to positive cash flow of $1,895,000 in 2007. The negative cash flow from investing activities in 2008 was primarily due to a
$22,000 purchase of fixed assets for our facility in Israel.

     We generated positive cash flow from financing activities of approximately
$2,775,000 in 2008 compared to $260,000 in 2007. The positive cash flow from financing activities in 2008 was attributable to proceeds received from the issuance of new Convertible Notes.

     We believe that our existing cash together with the receipt of further customer orders will be sufficient to support our operations for the next twelve months if the holders of the Convertible Notes do not exercise their voluntary redemption rights on September 30, 2009. However there is no guarantee that such new further customer orders would be timely received by the Company. We do not currently have sufficient cash on hand to repay these notes if the holders demand redemption. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected business plans.

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

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes") each of which is convertible into shares of common stock at a conversion price of $0.60, subject to adjustment. The new notes are secured by our assets and the assets of our subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure our obligations under the new notes, the security agreements and related documents. The investors may require us to redeem all or any portion of the outstanding principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30,
2009. We may require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading of our common stock. Upon any such conversion, the investors will be entitled to receive a pro rata amount of the cash remaining on deposit in the collateral account which we have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. We may also redeem the new notes at any time by paying the buyers a premium of 5%-25% of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts in the collateral account; at the time of such redemption we will also issue to the buyers warrants to purchase common stock, expiring September 30, 2010, at an exercise price of $0.60. If we sell or license all or substantially all of the assets in our ink business, we may be required to redeem the new notes at 100%
of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If we consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, we may be required to redeem the new notes at 125% of their outstanding principal amount.
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

     The consolidated financial statements have been presented on the basis that we will continue as a going concern. Our auditors have stated in their audit opinion that we have suffered recurring losses from operations and have a shareholders' deficiency that raises doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon number of factors, including our ability to obtain additional capital and further new business. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us, or that additional capital will be available to us at all. Our ability to raise capital is impeded by the full ratchet anti-dilution provisions of our convertible notes. Such provisions, unless waived or modified, would make equity financing at less than $0.60 per share extremely dilutive to our existing shareholders.

     RESEARCH AND DEVELOPMENT

     Our research and development expenses were approximately $1,747,000 in 2008 and $1,308,000 in 2007. To date, all research and development expenses have been charged to operating expense as incurred.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments as of December 31, 2008 principally include obligations associated with our offices lease obligations and the lease of several automobiles. As of December 31, 2008, our total future obligations totaled $222,000. See Note 8 to the Consolidated Financial
Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

OFF BALANCE SHEET ARRANGEMENTS

     None.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 162

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS)
No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162
identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting
Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The
FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.
The adoption of FASB 162 is not expected to have a material impact on the
Company's financial position.

FSP APB 14-1

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for
Convertible Debt Instruments That May Be Settled in Cash upon Conversion
(Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB
14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining
Whether Instruments Granted in Share-Based Payment Transactions Are
Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force ("EITF") Issue No. 03-6,
"Participating Securities and the Two-Class Method under FASB Statement No.
128", and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting
Standards No. 128, "Earnings per Share". FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP
EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements but believes that its effect will be immaterial due to immaterial use of instruments within the scope of the FSP.

EITF ISSUE NO. 07-5

In June 2008, the FASB Emerging Items Task Force reached a consensus on EITF
Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is
Indexed to an Entity's Own Stock". The Consensus was reached on the following three issues:

1.   The way an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock.

2.   The way the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity's own stock.

3.   The way an issuer should account for market-based employee stock option valuation instruments.

This consensus will affect entities with (1) options or warrants on their own shares (not within the scope of Statement 150), including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock. Also affected are entities that issue equity-linked financial instruments (or financial instruments that contain embedded equity-linked features) with a strike price that is denominated in a foreign currency. The consensus is effective for fiscal years (and interim periods) beginning after
December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year. Early application is not permitted.

The Company is currently evaluating the effect of EITF 07-5 and has not yet determined the impact of the consensus on its financial position or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company, as defined by Rule 12b-2 of the
Exchange Act of 1934, as amended and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Notes thereto can be found beginning on page
F-1, "Index to Consolidated Financial Statements," following Part III of this
Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange
Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this
Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

     Our management, including our Chief Executive Officer and Chief Financial
Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008.

This assessment includes a) evaluation and test of the design of our internal control over financial reporting ("ICFR"), and b) testing of the operational effectiveness of these controls.

The design of our ICFR includes:

     o    Evaluating how the requirements of USA GAAP apply to InkSure's business, operations, transactions and financial statements.

     o    Identifying the risks to reliable financial reporting, and the potential sources of those risks.

     o    Assessment and judgment of how material these risks are.

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

The testing of the operational effectiveness of those controls includes:

Since InkSure is a small size company, the operation of the internal controls is centralized and our management's regular interaction with the internal controls
(especially the CFO's interaction) provides sufficient knowledge about their operation. Nevertheless, we conduct the following tests:

     o    Reconciliation between financial reporting and company' ledgers and other IT systems, where applicable.

     o    Comparison with relative past numbers (e.g. past balances).

     o    Confirmation between financial reporting and external data, where applicable.

     o    These checks are carried out by managers with high degree of objectivity relative to the controls being tested.

     Our assessment was conducted in accordance with the interpretive guidance issued by the Commission in Release No. 34-55929. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

     This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

     This management report on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange
Act of 1934, as amended or otherwise subject to the liabilities of that Section.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE
         GOVERNANVCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item is incorporated by reference to the
Company's Definitive Proxy Statement related to the Company's Annual Meeting of
Shareholders to be held in 2009, which will be filed with the Securities and
Exchange Commission no later than 120 days following the end of the 2008 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the
Company's Definitive Proxy Statement related to the Company's Annual Meeting of
Shareholders to be held in 2009, which will be filed with the Securities and
Exchange Commission no later than 120 days following the end of the 2008 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDERS MATTERS.

The information required by this item is incorporated by reference to the
Company's Definitive Proxy Statement related to the Company's Annual Meeting of
Shareholders to be held in 2009, which will be filed with the Securities and
Exchange Commission no later than 120 days following the end of the 2008 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

The information required by this item is incorporated by reference to the
Company's Definitive Proxy Statement related to the Company's Annual Meeting of
Shareholders to be held in 2009, which will be filed with the Securities and
Exchange Commission no later than 120 days following the end of the 2008 fiscal year.

ITEM 14. PRINCIPLE ACCOUNTING FEES AND SERVICE.

The information required by this item is incorporated by reference to the
Company's Definitive Proxy Statement related to the Company's Annual Meeting of
Shareholders to be held in 2009, which will be filed with the Securities and
Exchange Commission no later than 120 days following the end of the 2008 fiscal year.

ITEM 15. EXHIBITS.

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

3.4            By-Laws of the Company (previously filed as exhibit 3.2 to the
               Company's General Form of Registrants of Securities of Small
               Business Issuers filed on Form 10-SB with the Commission on June
               10, 1998).

3.5            Amendment to By-Laws of the Company (previously filed as exhibit
               3.4 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2002).

3.6            Amendment to the By-Laws of the Company (previously filed as exhibit 3.1 to the Company's Current Report filed on Form 8-K with the Commission on April 4, 2008)

4.1            Form of Convertible Note (previously filed as exhibit 4.1 to the
               Company's Current Report filed on Form 8-K with the Commission on
               October 30, 2005).

4.2            Form of Amended and Restated Senior Secured Convertible Note
               (previously filed as exhibit 4.1 to the Company's Current Report filed on Form 8-K with the Commission on April 9, 2008)

4.3            Form of Senior Secured Convertible Note (previously filed as exhibit 4.2 to the Company's Current Report filed on Form 8-K with the Commission on April 9, 2008)

4.4            Form of Series A, Series B-1 and Series B-2 Warrant (previously filed as exhibit 4.3 to the Company's Current Report filed on
               Form 8-K with the Commission on April 9, 2008)

10.1           2002 Employee, Director and Consultant Stock Option Plan
               (previously filed as exhibit 10.1 to the Company's Quarterly
               Report on Form 10-QSB filed with the Commission on November 14,
               2002).

10.2           Employment Agreement, dated April 13, 2008, between the Company and Tzlil Peker (previously filed as exhibit 10.1 to the
               Company's Quarterly Report filed on Form 10-Q with the Commission on May 15, 2008).

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

10.6           Settlement and Release Agreement dated as of January 14, 2008, by and between L&Co., LLC, The irrevocable Trust of James E.
               Lineberger u/a 12/1/98, James E. Lineberger and InkSure
               Technologies Inc. (previously filed as exhibit 10.1 to the
               Company's Current Report filed on Form 8-K with the Commission on
               January 16, 2008)

10.7           Form of Amendment, Exchange and Purchase Agreement, dated April
               8, 2008 (previously filed as exhibit 10.1 to the Company's
               Current Report filed on Form 8-K with the Commission on April 9,
               2008)

10.8           Security Agreement, dated April 8, 2008 (previously filed as exhibit 10.2 to the Company's Current Report filed on Form 8-K with the Commission on April 9, 2008)

10.9           Form of Lock-up Agreement, dated April 8, 2008 (previously filed as exhibit 10.3 to the Company's Current Report filed on Form 8-K with the Commission on April 9, 2008)

10.10          Employment Agreement, effective as of July 1, 2008, between the
               Company and Yaron Meerfeld (previously filed as exhibit 10.1 to the Company's Current Report filed on Form 8-K with the
               Commission on August 21, 2008)

21.1           Subsidiaries of the Registrant (previously filed as exhibit 21.1 to the Company's Annual Report on Form 10-KSB filed with the
               Commission on March 31, 2003).

23.1           Consent of Brightman Almagor & Co., Certified Public Accountants,
               a member firm of Deloitte Touche Tohmatsu.*

23.2           Consent of Yossi Avraham, Arad & Co.*

31.1           Certification of Acting Chief Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2           Certification of Chief Financial Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.*

32.1           Certifications of Acting Chief Executive and Financial Officers
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2008

                            U.S. DOLLARS IN THOUSANDS

                                      INDEX

                                                                PAGE
                                                               ------

Report of Independent Registered Public Accounting Firm          F-2

Consolidated Balance Sheet                                       F-3

Consolidated Statements of Operations                            F-4

Statements of Changes in Stockholders' deficiency                F-5

Consolidated Statements of Cash Flows                            F-6

Notes to Consolidated Financial Statements                    F-7 - F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             TO THE STOCKHOLDERS OF
                            INKSURE TECHNOLOGIES INC.

We have audited the accompanying consolidated balance sheet of InkSure
Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders' Deficiency and cash flows for each of the two years in the period ended December 31, 2008.
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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the
Company and its subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended
December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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
March 30, 2009

                                      F - 2

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                                 DEC 31,         DEC.31,
                                                                                                  2008            2007
                                                                                                --------        --------
                                                                                                 AUDITED         AUDITED
                                                                                                --------        --------

       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                  $  1,826        $    820
     Restricted Cash                                                                                 365               -
     Trade receivables                                                                               104             453
     Other accounts receivable and prepaid expenses (note 3)                                          73             225
     Deferred charges                                                                                400             385
     Inventories (note 4)                                                                            322             399
                                                                                                --------        --------

TOTAL CURRENT ASSETS                                                                               3,090           2,282

PROPERTY AND EQUIPMENT, NET (NOTE5)                                                                  279             352
GOODWILL                                                                                               -             271
LONG TERM DEPOSIT                                                                                      9              17
                                                                                                --------        --------

TOTAL ASSETS                                                                                    $  3,378        $  2,922
                                                                                                ========        ========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                                                             $    225        $    284
     Employees and payroll accruals                                                                  133             204
     Accrued expenses and other payables                                                             648             362
     Convertible notes, net (note 7)                                                               7,087           5,691
                                                                                                --------        --------

TOTAL CURRENT LIABILITIES                                                                          8,093           6,541

Commitments and other contingent liabilities (note 8)                                                  -               -

TOTAL LIABILITIES                                                                                  8,093           6,541
                                                                                                --------        --------

STOCKHOLDERS' DEFICIENCY:
Capital Stock (note 9):
    Preferred stock  of $ 0.01 par  value - Authorized:10,000,000 shares; Issued and
    outstanding: 0 shares as of December 31, 2008 (0 shares as of December 31, 2007)                   -               -
    Common stock of $ 0.01 par value - Authorized: 50,000,000; Issued and outstanding:
    16,472,968 shares as of December 31, 2008 (15,972,688 shares as of December 31, 2007)            164             161
   Additional paid-in capital                                                                     16,708          14,279
   Accumulated other comprehensive income                                                            118             118
   Accumulated deficit                                                                           (21,705)        (18,177)
                                                                                                --------        --------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                    (4,715)         (3,619)
                                                                                                --------        --------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                                                 $  3,378        $  2,922
                                                                                                ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                      F - 3

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                           2 0 0 8            2 0 0 7
                                                                        ------------        ------------

Revenues (Note 12)                                                      $      2,158        $      2,890
Cost of revenues                                                                 504               1,108
                                                                        ------------        ------------

GROSS PROFIT                                                                   1,654               1,782
                                                                        ------------        ------------

Operating expenses:
  Research and development, net                                                1,747               1,308
  Selling and marketing                                                          912               1,678
  General and administrative                                                     908               1,294
  Impairment of Goodwill                                                         271                   -
                                                                        ------------        ------------
Total operating expenses                                                       3,838               4,280
                                                                        ============        ============

Operating loss                                                                (2,184)             (2,498)
                                                                        ------------        ------------

Financial income (expense), net                                                 (462)               (209)
Financial  income (expenses) related to convertible notes                       (882)               (316)
                                                                        ------------        ------------
Total financial income (expenses), net (Note 11)                              (1,344)               (525)
                                                                        ------------        ------------

Net loss before taxes                                                         (3,528)             (3,023)
Taxes on income                                                                    -                 (55)
                                                                        ------------        ------------

Net loss                                                                $     (3,528)       $     (3,078)
                                                                        ------------        ------------

Basic and diluted net loss per share                                    $      (0.21)       $      (0.19)
                                                                        ============        ============

Weighted average number of Common stocks used in
computing basic and diluted net loss per share                            16,383,487          15,912,774
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

                                      F - 4

                                           INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                                               STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                    U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                                             ACCUMULATED
                                                                             ADDITIONAL       DEFERRED          OTHER                          TOTAL
                                                                 SHARE         PAID-IN       STOCK-BASED     COMPREHENSIVE  ACCUMULATED     STOCKHOLDERS'
                                                                CAPITAL        CAPITAL       COMPENSATION       INCOME         DEFICIT       DEFICIENCY
                                                                --------       --------        --------        --------       --------        --------

BALANCE AS OF JANUARY 1, 2006                                   $    152       $ 12,160             (12)       $    118       $(11,987)       $    431

Stock based compensation                                               -            891               -               -              -             891
Amortization of deferred stock based compensation                      -              -              12               -              -              12
Exercise of 380,723 warrants into 354,442 ordinary shares              4            186               -               -              -             190
Exercise of 249,283 options into 249,283 ordinary shares               2            249               -               -              -             251
Net loss                                                               -              -               -               -         (3,112)         (3,112)
                                                                --------       --------        --------        --------       --------        --------

BALANCE AS OF DECEMBER 31, 2006                                 $    158       $ 13,486               -        $    118       $(15,099)       $ (1,337)

Stock based compensation                                               -            536               -               -              -             536
Exercise of 253,181 warrants into 137,655 ordinary shares              2            131               -               -              -             133
Exercise of 97,833 options into 97,833 ordinary shares                 1            126               -               -              -             127
Net loss                                                               -              -               -               -         (3,078)         (3,078)
                                                                --------       --------        --------        --------       --------        --------

BALANCE AS OF DECEMBER 31, 2007                                 $    161       $ 14,279               -        $    118       $(18,177)       $ (3,619)
                                                                ========       ========        ========        ========       ========        ========

Stock based compensation                                               -            159               -               -              -             159
Issuance of 179,696 ordinary shares in dispute settlement              2             (2)              -               -              -               -
Conversion of senior secured convertible notes                         1            117               -               -              -             118
Beneficial conversion feature of convertible notes                     -          2,155               -               -              -           2,155
Net loss                                                               -              -               -               -         (3,528)         (3,528)
                                                                --------       --------        --------        --------       --------        --------

BALANCE AS OF DECEMBER 31, 2008                                 $    164       $ 16,708               -        $    118       $(21,705)       $ (4,715)
                                                                ========       ========        ========        ========       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                      F - 5

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                           -----------------------

                                                                                           2 0 0 8        2 0 0 7
                                                                                           -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $(3,528)       $(3,078)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                  305            236
Increase in restricted cash balances                                                          (365)             -
Capital loss from sale of property                                                               -             (1)
Decrease (increase) in trade receivables                                                       350           (209)
Non cash financial income related to convertible notes, net                                    670            173
Increase in other accounts receivable and prepaid expenses                                     152            212
Decrease in inventories                                                                         77            107
(Decrease) increase in trade payables                                                          (59)            56
Increase (decrease) in employees and payroll accruals                                          (72)            60
Non cash financial expenses related to implementation of SFAS No. 123 (R)                      159            536
Amortization of Goodwill                                                                       271              -
Increase in accrued expenses and other payables                                                286            170
                                                                                           -------        -------
NET CASH USED IN OPERATING ACTIVITIES                                                       (1,755)        (1,738)
                                                                                           -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                             (22)          (102)
Proceeds from sales of property                                                                  -              5
Proceeds from short-term bank deposits                                                           8          1,992
                                                                                           -------        -------
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                          (14)         1,895
                                                                                           -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options to Common Stock                                                              -            127
Exercise of warrants to Common Stock                                                             -            133
Issuance of convertible notes, net                                                           2,775              -
                                                                                           -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    2,775            260
                                                                                           =======        =======

Increase in cash and cash equivalents                                                        1,006            417
Cash and cash equivalents at the beginning of the year                                         820            403
                                                                                           -------        -------
Cash and cash equivalents at the end of the year                                           $ 1,826        $   820
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
          effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies
          (Delaware) Inc., which was incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies
          (Delaware) Inc., which thereupon renamed itself InkSure Technologies
          Inc.

          The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from
          counterfeiting, fraud and diversion. During 2008, the Company generated most of its revenues from major customers (see also Note
          12).

          The Company conducts its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies
          Inc.) (as of December 31, 2008, IST Operating Inc. is inactive);
          InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in
          March 2000 (as of December 31, 2008, InkSure RF Inc. is inactive).

     B.   As reflected in the accompanying financial statements, the Company's operations for the year ended December 31, 2008, resulted in a net loss of $3,528 and an increase in net stockholders' deficit to $4,715.
          The Company had a negative working capital (current assets less current liabilities) of approximately $5,003.

          The Company's ability to continue operating as a "going concern" is dependent on several factors; among them is its ability to obtain additional capital. Management's plans in this regard include, among others, raising additional cash from current and potential stockholders and lenders, and increasing the marketing of its current and new products.

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
          subsidiary costs is incurred in dollars and the majority of the expenses of the Israeli subsidiary is paid in new Israeli shekels
          ("NIS"); however, most of the expenses are denominated and determined in U.S. dollars. The Company's management believes that the dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

          Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into U.S. dollars in accordance with Statement of the Financial Accounting Standards No. 52, "Foreign Currency
          Translation" ("SFAS No. 52"). All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

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

                                      F - 7

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
                                                -----

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
          142") goodwill acquired in a business combination on or after July 1,
          2001, was written off during the fourth quarter of 2008.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     I    REVENUE RECOGNITION:

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

                                      F - 8

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

     L.   BASIC AND DILUTED NET LOSS PER SHARE:

          Basic and diluted net loss per share is presented in accordance with
          Statement of Accounting Financial Standards No. 128, "Earnings per
          Share" ("SFAS No. 128") for all periods presented. Basic and diluted net loss per share of Common stock was determined by dividing net loss attributable to Common stock holders by weighted average number of shares of Common stock outstanding during the period. Diluted net loss per share of Common stock is the same as basic net loss per share of
          Common stock for all periods presented as the effect of the Company's potential additional shares of Common stock were anti-dilutive.

          All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options, warrants and convertible debt excluded from the calculations of diluted net loss per share was 23,294,082 and 3,570,172 for the years ended
          December 31, 2008 and 2007, respectively.

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

          The trade receivables of the Company are mainly derived from sales to customers located in the United States and Europe. The Company has performed credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. In certain circumstances, the
          Company may require letters of credit, other collateral or additional guarantees.

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

                                      F - 9

          Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under SFAS
          No. 123R in 2008 was $159,000.

          Under SFAS 123 (R), the fair market value of each option grant is estimated on the date of grant using the "Black-Scholes option pricing" method with the following weighted-average assumptions:(1)
          expected life of 3 years (2007 - 3.25); (2) dividend yield of 0% (3)
          expected volatility of 125% (2007 - 95%) and (4) risk-free interest rate of 2.82% (2007 - 4.8%).

     Q.   INITIAL ADOPTION OF NEW STANDARDS:

          FAS 157-3- In October 2008, the FASB staff issued Staff Position (FSP)
          No. FAS 157-3, "Determining the Fair Value of a Financial Asset When
          the Market for That Asset Is Not Active." The FSP amends Statement 157 by incorporating "an example to illustrate key considerations in determining the fair value of a financial asset" in an inactive market. The FSP is effective upon issuance and should be applied to prior periods for which financial statements have not been issued.

          The FSP's illustrative example and associated guidance clarifies various application issues raised by preparers of financial statements. With regard to the measurement principles of Statement
          157, the FSP emphasizes the following:

          Objective of Fair Value - The objective of a fair value measurement is to determine the price that would be received to sell an asset in an orderly transaction that is not a forced liquidation or distressed sale between market participants as of the measurement date. This objective does not change even when there is little, if any, market activity for an asset as of the measurement date.

          Distressed Transactions - "Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value." The evaluation of whether individual transactions are forced (that is, whether one of the parties is forced or otherwise compelled to transact) depends on the facts and circumstances and may require the use of significant judgment.

          Relevance of Observable Data - Observable market data may require significant adjustment to meet the objective of fair value. "For example, in cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment." If the adjustment is significant, the measurement would be considered Level 3.

          The Company's Assumptions and Nonperformance and Liquidity Risks - The
          use of the Company's internal "assumptions about future cash flows and appropriately risk-adjusted discount rates" is acceptable when relevant observable market data does not exist. In addition, such assumptions or techniques must incorporate adjustments for nonperformance and liquidity risks that market participants would consider in valuing the asset.

          Third Party Pricing Quotes - Quotes and information obtained from brokers or pricing services "are not necessarily determinative if an active market does not exist for the financial asset" being measured.
          In addition, "an entity should place less reliance on quotes that do not reflect actual market transactions."

          The Company considered the guidance in this FSP in evaluating convertible loan.

                                     F - 10

     R.   RECENTLY ISSUED ACCOUNTING STANDARDS

          SFAS NO. 162

          In May 2008, the FASB issued Statement of Financial Accounting
          Standards (SFAS) No. 162, The Hierarchy of Generally Accepted
          Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial
          Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.
          The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

          FSP APB 14-1

          In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1,
          "Accounting for Convertible Debt Instruments That May Be Settled in
          Cash upon Conversion (Including Partial Cash Settlement)" ("APB
          14-1"). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate.
          The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements.

          FSP EITF 03-6-1

          In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1,
          "Determining Whether Instruments Granted in Share-Based Payment
          Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP
          EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents
          (whether paid or unpaid) are participating securities as defined in
          Emerging Issues Task Force ("EITF") Issue No. 03-6, "Participating
          Securities and the Two-Class Method under FASB Statement No. 128", and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial
          Accounting Standards No. 128, "Earnings per Share". FSP EITF 03-6-1 is
          effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements but believes that its effect will be immaterial due to immaterial use of instruments within the scope of the FSP.

          EITF ISSUE NO. 07-5

          In June 2008, the FASB Emerging Items Task Force reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or an
          Embedded Feature) Is Indexed to an Entity's Own Stock". The Consensus
          was reached on the following three issues:

          1.   The way an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock.

          2.   The way the currency in which the strike price of an
               equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity's own stock.

          3.   The way an issuer should account for market-based employee stock option valuation instruments.

          This consensus will affect entities with (1) options or warrants on their own shares (not within the scope of Statement 150), including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3)
          convertible debt instruments and convertible preferred stock. Also affected are entities that issue equity-linked financial instruments
          (or financial instruments that contain embedded equity-linked features) with a strike price that is denominated in a foreign currency.

          The consensus is effective for fiscal years (and interim periods)
          beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year. Early application is not permitted.

          The Company is currently evaluating the effect of EITF 07-5 and has not yet determined the impact of the consensus on its financial position or results of operations.

                                     F - 11

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                           AS OF DECEMBER 31,
                           -----------------
                           2 0 0 8    2 0 0 7
                           -------    -------

Government authorities     $    11    $    24
Prepaid expenses                58         75
Other                            4        126
                           -------    -------
                                73       $225
                           =======    =======

NOTE 4 - INVENTORIES

                                        AS OF DECEMBER 31,
                                        -------------------
                                        2 0 0 8     2 0 0 7
                                        -------     -------

Raw materials, parts and supplies       $   252     $   359
Finished products                            70          40
                                        -------     -------
                                            322     $   399
                                        =======     =======

NOTE 5 - PROPERTY AND EQUIPMENT, NET

                                            AS OF DECEMBER 31,
                                           -------------------
                                           2 0 0 8    2 0 0 7
                                           -------    -------

Cost:
  Computers and peripheral equipment       $  721     $  704
  Office furniture and equipment              128        131
  Leasehold improvements                      126        118
                                           ------     ------
                                              975     $  953
                                           ------     ------

Accumulated depreciation:
  Computers and peripheral equipment       $  490     $  444
  Office furniture and equipment               85         40
  Leasehold improvements                      121        117
                                           ------     ------
                                              696     $  601
                                           ======     ======

Net book value                             $  279     $  352
                                           ======     ======

          Depreciation expenses for the years ended December 31, 2008 and 2007, amounted to $ 95 and $ 93, respectively.

NOTE 6 - ACCRUED SEVERANCE PAY

          Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. The Company's severance pay obligation to its employees, if any, is reflected by the accrual presented in the balance sheet.

                                     F - 12

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

     ISSUANCE OF WARRANTS TO PURCHASE CONVERTIBLE NOTES

     In September 2005, in connection with the initial issuance of the
     Convertible notes, the Investors were granted the opportunity to invest an additional $1,250 through the purchase of additional convertible notes at a conversion price of $3.60 per share until March 30, 2007. The Company assessed the characteristics of the warrants to purchase Convertible notes and determined that they should be recorded as a liability and valued by using Black Scholes model. The value of the warrants as of December 31,
     2006 was $152. As a result of recording the warrants and the derivative instruments at fair value at the date of issuance, the Company recorded a discount in the amount of $1,352, which is being amortized over a four year period

     ISSUANCE OF SENIOR SECURED CONVERTIBLE NOTES

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

                                     F - 13

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

     During the second quarter of 2008, certain holders of our Senior Secured
     Convertible Notes converted an aggregate principal amount of $118,920 of
     Senior Secured Convertible Notes into an aggregate of 198,200 shares of our common stock (at a conversion price of $0.60 per share). At the time of each such conversion, in addition to the issuance of common stock, we paid to the converting entity the outstanding interest on the principal amount of the Senior Secured Convertible Note converted and a pro-rata amount of the cash collateral account established to secure interest payments on the
     Senior Secured Convertible Notes.

                                      AS OF DECEMBER 31,
                                   -----------------------
                                    2 0 0 8        2 0 0 7
                                   --------       --------

          Convertible note          $ 8,881        $ 6,000
          Discount                   (1,990)          (605)
          Bifurcated embedded           196            296
                                      7,087          5,691
                                    =======        =======

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

     A.   LEASE COMMITMENTS:

     The Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2011. The future rental payments under non-cancelable operating leases as of December 31, 2008, are as follows:

           2009-2011                            $ 222
                                                -----
                                                $ 222
                                                =====

     B.   CHARGES AND GUARANTEES:

     The Company provided bank guarantees in the amount of $13 to secure its lease commitments.

     C.   LEGAL PROCEEDINGS:

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $34,000 based on the exchange rate as of December 31, 2008), plus interest and value added tax, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about
     $17,000 at the exchange rate as of December 31, 2008).

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

          1.   In light of the costs analysis, SuperCom had no economic profit from the sale of the Company shares.

          2.   The consideration received from the sale of the Company shares on
               2002, incorporates the value of the cash flow of the Company following the sale. Therefore, a calculation based upon both the sale price and the future cash flow of the Company is not
               accurate and does not agree with customary accountant standards, since it calculates the factor of the future cash flow twice.

                                     F - 14

          3.   The examination of the results of the Company's business activity from 2002-2007, as reflected in its financial statements, show that the Company had not made any profit, and incurred losses during such periods. The financial statements also reflect that the Company had negative cash flow during these years, which was financed by bank loans and fund raising.

     In light of the above, provided that the opinion is adopted by the court, the Company believes that no material amounts will be awarded to
     Secu-System in these proceedings.

     D.   R&D GRANTS:

     The Company has received non-royalty-bearing grants amounting to $229 from the European commission. These grants are recognized at the time the
     Company was entitled to such grants on the basis of the costs incurred and included as a reduction in research and development expenses.

     During 2007 and through December 31, 2008, the Company received a governmental research and development grant of approximately US$790,000 (of which US$306,000 were received during 2007) from the Office of the Chief
     Scientist (OCS) at the Ministry of Trade and Industry of the Government of
     Israel. This royalties-bearing research and development grant partially covers the Company' RFID research and development project expenses.
     Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount received from the OCS plus interest.

     E.   OTHER CONTINGENT LIABILITIES:

     On October 1, 2007, the company engaged a contractor to develop services and design a Transmitter Receiver Module (TRM) for our RFID project. In this service agreement, among other things, if the Company engages a third party other than this contractor to produce TRM units for us, the contractor is entitled to payment in an amount equal to 10% of the production and assembly costs of the TRM paid by us for the first 10,000 units or through September 30, 2011, whichever comes first.

     On May 28, 2006, the Company engaged a contractor for consulting, development and assistance services. Under this service agreement, among other things, the contractor is entitled to a 1% royalty on sales of antennas and front ends through 2009 as payment for consulting, development and assistance services during the transfer of antennas and front ends into mass production.

NOTE 9 - STOCK CAPITAL

     A.   STOCKHOLDERS' RIGHTS:

          Shares of Common stock confer upon the holders' right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

     B.   STOCK OPTIONS:

          The terms and conditions of the Company's 2002 stock option plan ("the
          2002 Plan") relating to vesting periods and exercise prices are the same as in the 2001 Plan. Under the 2002 Plan, up to 3,500,000 options may be granted to officers, directors, employees and consultants of the Company.

          The options vest ratably over a period of time as approved by the board or by the compensation committee, if delegated by the board, commencing with the date of grant. The options generally expire no later than five years from the date of grant. Any options, which are forfeited or cancelled before expiration, become available for future grants.

          As of December 31, 2008, an aggregate of 960,017 options are still available for future grant under the Company's stock option plans.

          The following is a summary of the Company's stock options granted among the various plans:

                                                     YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                           2 0 0 8                           2 0 0 7
                                    -------------------------     --------------------------

                                                   WEIGHTED                        WEIGHTED
                                      AMOUNT        AVERAGE         AMOUNT         AVERAGE
                                    OF OPTIONS   EXERCISE PRICE   OF OPTIONS    EXERCISE PRICE
                                    ----------     ----------     ----------      ----------

Outstanding at beginning of year     2,594,367     $     1.47      2,440,867      $     1.39
Granted                              1,042,083     $     0.30        443,000      $     1.82
Exercised                                    -              -        (97,833)     $     1.21
Forfeited                              406,000     $     1.60       (191,667)     $     1.63
                                    ----------     ----------     ----------      ----------
Outstanding at end of year           3,230,450     $     1.12      2,594,367      $     1.47
                                    ==========     ==========     ==========      ==========
Exercisable at end of year           2,291,471     $     1.26      1,967,514      $     1.32
                                    ==========     ==========     ==========      ==========

                                     F - 15

          The Company recognized compensation expenses of $159 and $536 for the year ended December 31, 2008 and 2007.

     C.   STOCK WARRANTS:

          The Company has issued warrants, as follows:

                OUTSTANDING AS OF                   EXERCISABLE AS OF   EXERCISABLE
ISSUANCE DATE   DECEMBER 31 2008   EXERCISE PRICE   DECEMBER 31, 2008     THROUGH
-------------   ----------------   --------------   -----------------     -------

April 2004 (1)      1,485,295       $     1.00          1,485,295        April 2009
March 2005 (2)         50,000       $     1.40             50,000        March 2015
June 2006  (3)        100,000       $     1.60            100,000         June 2011
June 2007  (4)         30,000       $     1.83             30,000         June 2012

          (1)  Issued to investors in the 2004 private placement.

          (2)  Issued to a consultant of the company.

          (3)  Issued to a consultant of the company.

          (4)  Issued to a consultant of the company.

     D.   DIVIDENDS:

          According to the terms of the convertible notes, distribution of cash dividends is prohibited without the consent of the holders of the majority of the principal amount of convertible notes outstanding.

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

                                                    YEAR ENDED DECEMBER 31,
                                                      --------------------
                                                      2 0 0 8      2 0 0 7
                                                      -------      -------

Net loss carry-forward                                $ 2,042      $ 1,663
Other deductions for tax purposes                         161          131
                                                      -------      -------

Net deferred tax asset before valuation allowance       2,203        1,794
Valuation allowance                                    (2,203)      (1,794)
                                                      -------      -------

Net deferred tax asset                                $     -      $     -
                                                      =======      =======

          The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carry-forward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

                                     F - 16

          Net loss consists of the following:

            YEAR ENDED DECEMBER 31,
             --------------------
             2 0 0 8      2 0 0 7
             -------      -------

Domestic     $(2,262)     $(1,610)
Foreign       (1,266)      (1,468)
             -------      -------

             $(3,528)     $(3,078)
             =======      =======

     C.   On July 24, 2002, Amendment 132 to the Israeli Income Tax Ordinance
          ("the Amendment") was approved by the Israeli parliament and came into effect on January 1, 2003. The principal objectives of the Amendment were to broaden the categories of taxable income and to reduce the tax rates imposed on employees' income.

          The material consequences of the Amendment applicable to the Israeli subsidiary include, among other things, imposing tax upon all income of Israel residents, individuals and corporations, regardless of the territorial source of income and certain modifications in the qualified taxation tracks of employee stock options.

     D.   TAX LOSS CARRY-FORWARDS:

          Net operating loss carry-forwards as of December 31, 2008 are as follows:

Israel               11,404
United States *)     10,301
                     ------

                     21,705
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

     E.   The main reconciling items between the statutory rate of the Company and the effective tax rate are the non-recognition of tax benefits from the accumulated net operating losses carry-forward among the two subsidiaries due to the uncertainty of the realization of such tax benefits.

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

NOTE 11 - FINANCIAL INCOME (EXPENSES), NET

                                                              YEAR ENDED DECEMBER 31,
                                                                 ----------------
                                                                2 0 0 8    2 0 0 7
                                                                --------   --------

Interest, bank charges and fees, net                            $   (449)  $   (244)
Foreign currency translation differences                             (13)        35
Non cash income (expenses) related to convertible notes, net        (882)      (316)
                                                                --------   --------
                                                                $ (1,344)  $   (525)
                                                                ========   ========

                                     F - 17

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

     The following data presents total revenue for the years ended December 31,
     2008 and 2007, based on the customer's location and long-lived assets as of
     December 31, 2008 and 2007:

                            2 0 0 8              2 0 0 7
                       -----------------     -----------------
                        TOTAL   LONG-LIVED    TOTAL   LONG-LIVED
                      REVENUES    ASSETS    REVENUES    ASSETS
                       ------     ------     ------     ------

United States          $  504     $    3     $1,244     $  281
Export:
   Israel                   3     $  276         34     $  342
   Asia and Europe      1,651          -      1,612          -
                       ------     ------     ------     ------

                       $2,158     $  279     $2,890     $  623
                       ======     ======     ======     ======

          Major customer data as a percentage of total revenues, is as follows:

                YEAR ENDED DECEMBER 31,
                 --------------------
                 2 0 0 8      2 0 0 7
                 -------      -------

Customer A           61%         19%
Customer B            9%          0%
Customer C            9%         13%
Customer D            8%         11%
Customer E            7%         18%
Customer F            1%         25%

                                     F - 18

                                 SIGNATURE PAGE

Pursuant to with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

           SIGNATURE                               TITLE                              DATE

/s/ Yaron Meerfeld                       Acting Chief Executive Officer           March 30, 2009
---------------------------------
Yaron Meerfeld

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           SIGNATURE                               TITLE                                 DATE

/s/ Yaron Meerfeld                       Acting Chief Executive Officer (Pricipal    March 30, 2009
---------------------------------        Executive Officer) and Director
Yaron Meerfeld

/s/ Philip M. Getter                     Chairman of the Board                       March 30, 2009
---------------------------------
Philip M. Getter

/s/ Tzlil Peker                          Chief Financial Officer (Principal          March 30, 2009
---------------------------------        Financial and Accounting Officer)
Tzlil Peker

/s/ Gadi Peleg                           Director                                    March 30, 2009
---------------------------------
Gadi Peleg

                                         Director
---------------------------------
Randy F. Rock

/s/ David W. Sass                        Director                                    March 30, 2009
---------------------------------
David W. Sass

/s/ Pierre L. Schoenheimer               Director                                    March 30, 2009
---------------------------------
Pierre L. Schoenheimer

/s/ Elie Housman                         Director                                    March 30, 2009
---------------------------------
Elie Housman