Form 10-K/A
period 2008-12-31
INKSURE TECHNOLOGIES INC.
filed 2009-04-30
CIK 1062128

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO _____________

                         COMMISSION FILE NUMBER: 0-24431

                           INKSURE TECHNOLOGIES, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                DELAWARE                                    84-1417774
    -------------------------------
    (State or other jurisdiction of                      (I.R.S. employer
     incorporation or organization)                     identification no.)

   1770 N.W. 64TH STREET, SUITE 350,
           FORT LAUDERDALE, FL                                33309
(Address of principal executive offices)                   (Zip code)

                                ----------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 772-8507

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

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

Documents incorporated by reference: None.

================================================================================

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of InkSure Technologies Inc. for the year ended December 31, 2008 (the "Original Report") is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14, no other information included in the Original Report is amended or changed by this Amendment. As a result of this Amendment, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                TABLE OF CONTENTS

                                                                         PAGE

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.        3
ITEM 11.    EXECUTIVE COMPENSATION.                                        5
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                    7
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
            DIRECTOR INDEPENDENCE.                                         9
ITEM 14     PRINCPLE ACCOUNTING FEES AND SERVICES.                         9

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.                   10

SIGNATURE PAGE

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our executive officers and directors, their ages, their offices in the company, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of December 31, 2008:

NAME                            AGE      POSITION
----                            ---      --------
EXECUTIVE OFFICERS
  Yaron Meerfeld                49       Acting Chief Executive Officer, Chief Operating Officer and Director
  Tzlil Peker                   43       Chief Financial Officer, Vice President, Secretary and Treasurer

NON-EMPLOYEE DIRECTORS
  Philip M Getter               71       Chairman and Director
  Gadi Peleg                    34       Director
  Elie Housman                  72       Director
  David W. Sass                 73       Director
  Pierre L. Schoenheimer        75       Director
  Randy F. Rock                 57       Director

     YARON MEERFELD joined us in November 2001 as chief executive officer and as a director. As of May 2005, he resigned as the chief executive officer and was appointed as our chief operating officer and has served as acting Chief Executive Officer since June 16, 2008. Prior to joining us, Mr. Meerfeld developed expertise in authentication and multi-layered security systems for documents, passports, ID cards and smart cards as managing director of Kromotek, Inc. and as the Vice President for Sales and Marketing at SuperCom Ltd. Mr. Meerfeld holds a B.Sc. in Economics and Business from Bar Ilan University and an M.B.A. from Tel Aviv University in Israel.

     TZLIL PEKER C.P.A. joined us in April 2008 as vice president, chief financial officer, secretary and treasurer. From January 2001 and on a continuing basis, Mr. Peker has provided CFO/finance services to high tech start-up companies operating in the telecommunications, cellular and IT global markets. Since November 2004, Mr. Peker has been Director of Finance for Alin Mossad Abrahams, a non-profit organization. Mr. Peker is a Certified Public Accountant (Israel) and holds a B.A. in Accounting and Economics from Tel Aviv University and an M.B.A. degree from Herriot-Watt University for Business Management.

     PHILIP M. GETTER joined us in January 2004 as a director and serves as the chairman of our Audit Committee. He has been the managing member of GEMPH Development LLC, a private advisory firm since 1985. Mr. Getter has more than 35 years of corporate finance expenses; most recently as the head of investment banking for Prime Charter, Ltd. He currently serves as a director and chairman of the Audit Committees of ICTS International, N.V., an aviation security company (NASDAQ: ICTSF.OB), and EVCI Career Colleges Incorporated, which operates post secondary schools (EVCI.PK). Mr. Getter was, for many years, President and CEO of Generics Corporation of America, which was a leading generic pharmaceutical company in the United States, and Chairman and CEO of Wolins Pharmacal, a leading distributor of health care products. Mr. Getter has produced events for Broadway, film and television. Mr. Getter received his B.S. in Industrial Relations from Cornell University.

     GADI PELEG joined us in August 2008 as a director. Since May of 2003, Mr. Peleg has been the president of Cape Investment Advisors, Inc., a private investment firm. Mr. Peleg also serves on the board of directors of Atelier 4, Inc. a logistics firm specializing in the care and transport of fine art and antiquities which he joined in November 2005. Mr. Peleg received his BS from Columbia School of Engineering and Applied Science in 1997 and completed the Owner/President Management Program at Harvard University in 2008.

     ELIE HOUSMAN joined us in February 2002 as chairman and as a director. From May 2005 until June 16, 2008, he served as our chief executive officer. Mr. Housman is a director of ICTS International, N.V. (ICTSF.OB) and Top Image Systems Ltd. (NASDAQ: TISA), an innovator of data capture solutions. In addition, Mr. Housman serves as a director for a number of privately held companies in the United States. Mr. Housman holds a B.A. and M.A. in economics.

     DAVID W. SASS joined us in February 2003 as a director. Mr. Sass is a director and officer of several private companies. For the past 48 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS International N.V. (ICTSF.OB) and an honorary trustee of Ithaca College. Mr. Sass holds a B.A. from Ithaca College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law.

     PIERRE L. SCHOENHEIMER joined us as a director in August 2006. Mr. Schoenheimer is the managing director of Radix Organization, Inc., a private investment banking firm, which he founded in 1970. He is a director of Atelier 4, which he joined in November 2005. From January 1998 until December 2005, Mr. Schoenheimer was a principal of Radix Capital Management, LLC, a General Partner in the Austin Capital & Radix Sterling Fund, Ltd., a fund of hedge funds, which he also co-founded. Mr. Schoenheimer holds a B.A. from the New England College, a M.S. in Business from Columbia University and participated in the Owner/President Management Program at Harvard University.

     RANDY F. ROCK joined us as a director in February 2007. He serves as a partner at G.C. Andersen Partners, LLC, an independent merchant bank that advises and invests in emerging growth and middle market companies, and a partner at Unified Growth Partners LP, a private equity firm. Mr. Rock has over 25 years of investment experience in capital-raising, complex restructuring and advisory services for a broad range of companies, both in size and industry. Before joining G.C. Andersen Partners in 2004, Mr. Rock was a managing director at Ryan Beck & Co. for five years where he co-founded the Middle-Market Investment Banking Group. Mr. Rock also served as a member of the firm's Commitment, Fairness Opinion, and Private Placement Committees. Mr. Rock received his B.A., CUM LAUDE, from Columbia College and his J.D. from Columbia University School of Law.

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock and other equity securities of the company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis other than a Form 3 and Form 4 by Gadi Peleg which were filed late.

CODE OF ETHICS

     We have adopted a code of conduct and ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial and Accounting Officers. The text of the code of conduct and ethics is available on our website, www.inksure.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on our website within four business days following the date of any such amendment or waiver.

CORPORATE GOVERNANCE

     AUDIT COMMITTEE. During the fiscal year ended December 31, 2008, there were four meetings of the Audit Committee. The Audit Committee currently has three members: Messrs. Philip M. Getter (Chairman), Randy F. Rock and Gadi Peleg. The Audit Committee has the authority to retain and terminate the services of the company's independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits and legal issues. All members of the Audit Committee satisfy the current independence standard promulgated by the SEC, as such standards apply specifically to members of audit committees. Our board of directors has determined that Philip M. Getter is an "audit committee financial expert" as the SEC has defined that term in Item 407 of Regulation S-B of the Securities Act. The audit committee does not have a charter.

     We do not have a standing nominating committee. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. The entire board of directors currently operates as the nominating committee for the company. Of the seven directors currently serving on the board of directors, our board of directors has determined that Philip M. Getter, David W. Sass, Pierre Lucien Schoenheimer, Randy F. Rock and Gadi Peleg are independent directors within the meaning of Rule 4200 of the NASDAQ listing standards. There is no formal process or policy that governs the manner in which we identify potential candidates for the board of directors. Historically, however, the board of directors has considered several factors in evaluating candidates for nomination to the board of directors, including the candidate's knowledge of the company and its business, the candidate's business experience and credentials, and whether the candidate would represent the interests of all our stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of board of directors nominees recommended by stockholders of the company. However, the board of directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the board of directors should do so in writing to the company at 1770 N.W. 64th Street, Suite 350, Fort Lauderdale, FL 33309,
Attn: Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2008 and 2007 to the persons serving as our chief executive officers and chief financial officers during 2008. No other executive officer earned in excess of $100,000 during 2008.

                                                                                Option        All Other
                                                         Salary      Bonus      Awards       Compensation
           Name and Principal Position          Year      ($)         ($)      ($) (1)           ($)          Total ($)
Yaron Meerfeld                                  2007    157,000     65,000      50,289        17,000(2)        289,289
Acting Chief Executive Officer                  2008    185,000     30,000      47,405        17,000(2)        281,405

Elie Housman(3)                                 2007    120,000          -      71,364             -           191,364
Director, formerly Chief Executive Officer      2008     58,331          -      47,271                         114,480

Tzlil Peker(4)                                  2007          -          -           -             -                 -
Chief Financial Officer                         2008     61,750                  1,292                          63,042

Mickey Brandt(5)                                2007    148,000                 50,831        17,000(2)        215,831
Formerly Chief Financial Officer                2008     65,551          -           -         8,300(2)         73,851

(1) Option awards costs are measured according to SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R).
(2)  For use of company car
(3)  Mr. Housman served as our Chief Executive Officer until June 16, 2008
(4)  Mr. Peker was appointed our Chief Financial Officer on April 23, 2008.
(5)  Mr. Brandt served as our Chief Financial Officer until April 23, 2008.

EMPLOYMENT AGREEMENTS

     On July 1, 2008, the company's board of directors appointed Yaron Meerfeld to the position of acting chief executive officer of the company. Mr. Meerfeld remains a director of the company. Mr. Meerfeld has an employment agreement with the company. The agreement provides for an annual base salary of $142,000, plus customary payments that are made to employees in Israel and the use of a company automobile and coverage of automobile taxation. Mr. Meerfeld may terminate the agreement on 180 days' prior written notice and the company may terminate the agreement on 270 days' prior written notice, provided that the company may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses and confidentiality.

     On April 23, 2008, the company entered into an employment agreement with Tzlil Peker, the chief financial officer, secretary and treasurer of the company. The agreement for half-time position provides for an annual salary of $63,000, plus customary payments that are made to employees in Israel. Mr. Peker may terminate the agreement on 60 days' prior written notice and the company may terminate the agreement on 60 days prior written notice, provided that the company may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses and confidentiality.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2008 for each of the executive officers named in the Summary Compensation Table.

                                                                OPTION AWARDS
                                                                     EQUITY INCENTIVE
                              NUMBER               NUMBER OF           PLAN AWARDS:
                                OF                SECURITIES            NUMBER OF
                            SECURITIES            UNDERLYING            SECURITIES
                            UNDERLYING            UNEXERCISED           UNDERLYING
                            UNEXERCISED             OPTIONS            UNEXERCISED
                              OPTIONS                 (#)                UNEARNED          OPTION EXERCISE        OPTION
                                (#)              UNEXERCISABLE           OPTIONS                PRICE           EXPIRATION
         NAME               EXERCISABLE               (1)                  (#)                   ($)               DATE
         (a)                    (b)                   (c)                  (d)                   (e)                (f)
Yaron Meerfeld(2)             200,000                                                            0.80            2/24/2009
                              50,000                                                             1.25            12/9/2009
                              80,000                                                             2.56            1/12/2011
                              33,333              66,667 (3)                                     1.72            7/26/2012
                                                  100,000(4)                                     0.30             7/1/2013
Tzlil Peker(2)                                    25,000 (5)                                     0.34             5/1/2013
                                                  15,000 (6)                                     0.30             7/3/2013
Elie Housman                  478,467                                                           0.966             2/6/2009
                              200,000                                                            0.80            2/24/2009
                              50,000                                                             1.25            12/9/2009
                              250,000                                                            1.30            5/19/2010
                              65,000                                                             2.56            1/12/2011
                              33,333              66,666 (7)                                     1.72            7/26/2012
                              40,000                                                             0.30             1/7/2013

(1) The outstanding option agreements issued under the company's 2002 Employee, Director and Consultant Stock Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.
(2) The options were granted pursuant to our 2002 Employee, Director and Consultant Stock Plan.
(3)  Will vest in two equal installments on July 26, 2009 and 2010.
(4)  Will vest in two equal installments on July 1, 2009 and 2010.
(5)  Will vest in three equal installments on April 30, 2009, 2010 and 2011.
(6)  Will vest in two equal installments on July 2, 2009 and 2010.
(7)  Will vest in two equal installments on July 26, 2009 and 2010.

                             DIRECTOR COMPENSATION

     The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2008:

                               Fee Earned or Paid   Option    All Other
                                     in Cash        Awards   Compensation
               Name                    ($)            (#)        ($)
           Elie Housman               1,000         40,000        -

           David W. Sass              1,500         40,000        -

      Pierre L. Schoenheimer          1,750         40,000        -

           Randy F. Rock              2,250         60,000        -

            Gadi Peleg                  500         32,083        -

     Philip M Getter, our Chairman of the Board (non-executive), receives $10,000 on a monthly basis plus reasonable out-of-pocket expenses for his service as director. Additionally, on June 16, 2008, Mr Getter was granted an option to purchase 305,000 shares of the company's common stock, which options expire five years from the date of grant and are exercisable at a price per share of $0.30.

     During 2008, we paid fees for the board members for participation at board meetings ranging between $250 and $500 for each board meeting.

     Directors are entitled to receive options under our 2002 Employee, Director and Consultant Stock Option Plan. On July 1, 2008, we granted options to purchase shares of common stock to each of our non-employee directors for the fiscal year ending December 31, 2008. Each director received a base quantity of 35,000 options and additional options based on such person's membership in Committees of the board of directors; each committee member receives 5,000 additional options and a committee chairman receives 10,000 additional options. During fiscal year 2008, Messrs. Getter (Chairman) and Rock were members of our Audit Committee and Messrs. Rock (Chairman), Getter and Schoenheimer were members of the Compensation Committee. The exercise price of such options was $0.30, the closing market price of our common stock on the date of grant on July 1, 2008 as reported by the Over the Counter Bulletin Board. Such options became exercisable immediately as of the date of grant

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of March 19, 2009, concerning the beneficial ownership of voting securities of (i) each current member of the board of directors, (ii) each of our directors and officers named in the Summary Compensation Table, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

     As of March 19, 2009, we had 16,472,968 shares of common stock outstanding.

                                                             AMOUNT OF SHARES       PERCENTAGE
                                                           BENEFICIALLY OWNED(1)      OWNED
DIRECTORS AND EXECUTIVE OFFICERS**

Yaron Meerfeld(2)                                                 907,751             5.37%
Tzlil Peker(3)                                                      8,334                *
Philip M. Getter(4)                                               511,530             3.03%
Gadi Peleg(5)                                                      32,083                *
Elie Housman(6)                                                 1,636,573             9.23%
David W. Sass(7)                                                  150,706                *
Pierre L. Schoenheimer(8)                                         319,500             1.93%
Randy F. Rock(9)                                                   93,000                *
Mickey E. Brandt                                                        0                *
Executive officers and directors as a group (8 persons)         3,659,477            19.27%

5% STOCKHOLDERS

ICTS International NV(10)                                       5,059,673            29.73%
James E. Lineberger(11)                                         1,147,049             6.76%

----------
* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**   Except as otherwise indicated, the address of each beneficial owner is c/o
InkSure Technologies Inc., 1770 N.W. 64th Street, Suite 350, Fort Lauderdale, FL 33309

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 19, 2009. Except as indicated by footnote to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.
(2) Includes 422,157 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009.
(3) Represents 8,334 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009
(4) Includes 474,765 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009.
(5) Represents 32,083 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009
(6) Includes 1,263,861 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009.
(7) Includes 143,353 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009.
(8) Consists of 242,500 shares of common stock held by Plimpton Ltd. of which Mr. Schoenheimer is a majority shareholder and 77,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009.
(9) Represents 93,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of March 19, 2009
(10) Includes 544,118 shares of common stock underlying warrants that are currently exercisable. ICTS International N.V.'s address is Biesboch 225, 1181 JC Amstelbeln, Netherlands.
(11) Includes 500,000 shares of Common Stock underlying convertible notes which are currently convertible or convertible within 60 days of March 19, 2009 held by the Irrevocable Trust of James E. Lineberger u/a 12/17/98; 259,370 shares of Common Stock beneficially owned by the Irrevocable Trust of James E. Lineberger u/a 12/17/98; and 67,385 shares of Common Stock held by L&Co., LLC. Mr. Lineberger is the Managing Member of Lineberger & Co., LLC. Lineberger & Co., LLC is the Manager of L & Co., LLC. Mr. Lineberger has no pecuniary interest in such securities owned by L & Co., LLC. The address of Mr. Lineberger, L&Co., LLC, Lineberger & Co., LLC and the Irrevocable Trust of James E. Lineberger u/a 12/17/98 is c/o Lineberger & Co. 1120 Boston Post Road, Darien, Connecticut 06820.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

     Our Audit Committee reviews and approves in advance all related-party transactions. Except for the entering into of employment agreements described above, there have been no transactions during fiscal year 2008 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates or with any "related person" as the SEC has defined that term in Item 404 of Regulation S-K promulgated under the Securities Act.

DIRECTOR INDEPENDENCE

     As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. However, of our seven directors currently serving on the board of directors, we believe that Philip M. Getter, David W. Sass, Pierre Lucien Schoenheimer, Randy F. Rock and Gadi Peleg are independent directors within the meaning of Rule 4200 of the NASDAQ listing standards and the current independence standards promulgated by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICE.

     The following table presents fees for professional audit services rendered by Brightman Almagor & Co., CPA, a member firm of Deloitte Touche Tohmatsu ("BAC") for the audit of the company's annual financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by BAC during the same period. The following table also reflects fees for certain services related to tax compliance in Israel and reporting rendered by BAC during the fiscal years ended December 31, 2008 and December 31, 2007.

                                 FISCAL YEAR ENDED     FISCAL YEAR ENDED
                                 DECEMBER 31, 2008     DECEMBER 31, 2007
        Audit fees(1)               $  30,000              $  35,000
        Audit related fees          $       0              $       0
        Tax fees(2)                 $       0              $   7,000
        All other fees              $       0              $       0
                                    =========              =========

        Total                       $  30,000              $  42,000

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to approve all audit and permissible non-audit services provided by the independent auditor.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

EXHIBIT NO.   DESCRIPTION

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INKSURE TECHNOLOGIES INC.

                                  By: /s/ Yaron Meerfeld
                                  -----------------------------------
                                  Yaron Meerfeld
                                  Acting Chief Executive Officer

April 30, 2009