Form 10-Q
period 2009-03-31
INKSURE TECHNOLOGIES INC.
filed 2009-05-15
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                          (COMMISSION FILE NO. 0-24431)

                               ------------------

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

                               [X] Yes     [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                               [_] Yes     [_] No

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

                               Yes [_]     No [X]

The number of shares of Common Stock outstanding as of May 1, 2009: 16,472,968

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2009
           (UN-AUDITED)                                                     3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE MONTHS ENDED ON MARCH 31, 2009 AND 2008            4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008               5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        7

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      12

ITEM 4.    CONTROLS AND PROCEDURES                                         12

PART II.   OTHER INFORMATION                                               12

ITEM 1.    LEGAL PROCEEDINGS                                               12

ITEM 2.    EXHIBITS                                                        13

SIGNATURES                                                                 14

ITEM 1. FINANCIAL STATEMENTS

                            INKSURE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. DOLLARS IN THOUSANDS)

                                                                     MARCH 31,          DEC.31,
                                                                      2009               2008
                                                                  -------------      -------------
                                                                    UNAUDITED           AUDITED
                                                                  -------------      -------------
       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                    $       1,744      $       1,826
     Restricted Cash                                                        231                365
     Trade receivables                                                      203                104
     Other accounts receivable and prepaid expenses                          51                 73
     Deferred charges                                                       341                400
     Inventories                                                            278                322
                                                                  -------------      -------------

TOTAL CURRENT ASSETS                                                      2,848              3,090

PROPERTY AND EQUIPMENT, NET                                                 256                279
LONG TERM DEPOSIT                                                             9                  9
                                                                  -------------      -------------

TOTAL ASSETS                                                      $       3,113      $       3,378
                                                                  =============      =============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                               $         155      $         225
     Employees and payroll accruals                                         145                133
     Accrued expenses and other payables                                    512                648
     Convertible notes                                                    7,318              7,087
                                                                  -------------      -------------

TOTAL CURRENT LIABILITIES                                                 8,130              8,093

     Warrants to issue shares                                             1,455                  -

TOTAL LIABILITIES                                                 $       9,585      $       8,093

STOCKHOLDERS' DEFICIENCY:
Capital Stock:
   Preferred stock of $ 0.01 par value - Authorized:
   10,000,000 shares; Issued and outstanding: 0
   shares as of March 31,2009 and as of December 31, 2008
   Common stock of $ 0.01 par value - Authorized: 50,000,000;
   Issued and outstanding: 16,472,968 as
   of March 31,2009 and as of December 31, 2008                             164                164
   Additional paid-in capital                                            13,622             16,708
   Accumulated other comprehensive income                                   118                118
   Accumulated deficit                                                  (20,376)           (21,705)
                                                                  -------------      -------------

TOTAL STOCKHOLDERS' DEFICIENCY                                           (6,472)            (4,715)
                                                                  -------------      -------------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                   $       3,113      $       3,378
                                                                  =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  --------------------------------
                                                                       2009              2008
                                                                  -------------      -------------
                                                                             UNAUDITED
                                                                  --------------------------------

Revenues                                                          $         781      $         219
Cost of revenues                                                             79                125
                                                                  -------------      -------------

GROSS PROFIT                                                                702                 94
                                                                  -------------      -------------
Operating expenses:
   Research and development, net                                            235                602
   Selling and marketing                                                    176                370
   General and administrative                                               196                279
                                                                  -------------      -------------

TOTAL OPERATING EXPENSES                                                    607              1,251
                                                                  -------------      -------------

OPERATING PROFIT (LOSS)                                                      95             (1,157)

OTHER INCOME (EXPENSE)
Financial expenses                                                         (130)               (75)
Non cash financial income (expenses) related to
convertible notes and warrants, net                                        (866)               149
                                                                  -------------      -------------
Financial income (expenses), net                                           (996)                74

NET LOSS                                                          $        (901)     $      (1,083)
                                                                  =============      =============

Basic and diluted net loss per share                              $       (0.05)     $       (0.07)
                                                                  =============      =============

Weighted average number of Common Stock used in
computing basic and diluted net loss per share                       16,472,968         16,248,812
                                                                  =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  --------------------------------
                                                                      2009               2008
                                                                  -------------      -------------
                                                                             UNAUDITED
                                                                  --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                       $        (901)     $      (1,083)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                           83                 60
     Decrease in restricted cash                                            134                  -
     Decrease (increase) in trade receivables                               (99)               346
     Non cash financial (income) expenses related to
     convertible notes, net                                                 231               (185)
     Non cash financial expenses related to warrants to
     issue shares                                                           577                  -
     Decrease in other accounts receivable and
     prepaid expenses                                                        22                 41
     Decrease (increase) in inventories                                      44                (31)
     Increase (decrease) in trade payables                                  (70)                75
     Increase in employees and payroll accruals                              12                  3
     Non cash financial expenses related to
     implementation of SFAS No. 123                                          22                116
     Increase (decrease) in other payables                                 (136)               195
                                                                  -------------      -------------

Net cash used for operating activities                                      (81)              (463)
                                                                  -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                        (1)               (12)
   Proceeds from long-term bank deposits                                      -                  -
                                                                  -------------      -------------

Net cash provided by (used for) investing activities                         (1)               (12)
                                                                  -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities                                     -                  -
                                                                  -------------      -------------

Decrease in cash and cash equivalents                                       (82)              (475)
Cash and cash equivalents at the beginning of the period                  1,826                820
                                                                  -------------      -------------

Cash and cash equivalents at the end of the period                $       1,744      $         345
                                                                  =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, as amended (the "2008 10-K"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

NOTE 2:- GOING CONCERN

     As reflected in the accompanying financial statements, the Company's operations for the three months ended on March 31, 2009, resulted in a net loss of $901,000, and the Company's balance sheet reflects a net stockholders' deficiency of $6,472,000. The Company's ability to continue operating as a "going concern" is dependent on several factors, among them is its ability to raise sufficient additional working capital and that the notes holders will not elect to redeem their approximately $9 million principal notes on or after September 30, 2009. Management's plans in this regard include, among other things, raising additional cash from current and potential stockholders or lenders and negotiating the repayment terms of the existing Notes.

NOTE 3:- LEGAL PROCEEDINGS

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $31,000 at the exchange rate as of March 31, 2009), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $15,500 at the exchange rate as of March 31, 2009).

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

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approximately $ 5,970,000 at the exchange rate as of March 31, 2009).

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

NOTE 4:- WARRANTS TO ISSUE SHARES

     The Company initially applied the provisions of EITF 07-5 DETERMINING WHETHER AN INSTRUMENT (OR EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK in this interim financial statements. The result of the application was that warrants series A, B1 and B2 were determined to be not solely indexed to the Company's shares and have to be classified as liability. The reason for the reclassification was an anti-dilution clause dependent upon future fund raising that may adjust the exercise price of the warrants. The Company evaluated the fair values of the reclassified warrants as of the date of initial application (January 1, 2009). The difference between the fair value and the fair value at issuance of the warrants (classified initially in equity) was recognized in retained earnings. As of January 1, 2009 these warrants are carried at fair values with changes recognized in earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In this section, "Management's Discussion and Analysis or Plan of Operation," references to "we," "us," "our," and "ours" refer to InkSure Technologies Inc. and its consolidated subsidiaries.

     This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements" within the meaning, and made pursuant to the Safe Harbor provisions, of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar import. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

     The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in the 2008 10-K.

     OVERVIEW

     We specialize in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud, and diversion. By creating "Smart Protection" systems from proprietary machine-readable authentication technologies, we help governments, companies and organizations worldwide regain control over their most valuable assets, their products, their reputation and their revenues. We employ a team of experts in the fields of material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security systems for data and asset integrity within the customer's existing infrastructure and environment.

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

     REVENUES

     We are concentrating on developing and implementing large-scale projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. We anticipate that these projects would involve high volume sales through multiple-year sales contracts. In the first quarter of 2009, approximately 90% of our revenues were earned from one customer located in Europe.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2009. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the Consolidated Financial Statements as of and for the year ending December 31, 2008 that are included in the 2008 10-K.

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



THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2008

     REVENUES. Revenues consist of gross sales of products less discounts. We are concentrating on developing and implementing large-scale projects. In the three months ended March 31, 2009, we had revenue of $781,000, compared to $219,000 in the three months ended March 31, 2008. The increase in the revenue is mainly due to the receipt and delivery of larger orders from a customer located in Europe.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues was $79,000 in the three months ended March 31, 2009, compared to $125,000 in the three months ended March 31, 2008. Cost of revenues as a percentage of sales was 10% in the three months ended March 31, 2009, compared with 57% in the three months ended March 31, 2008. The decrease in costs of revenue, as a percentage of sales, in the three months ended on March, 31 2009 was mainly due to more profitable sales of certain SmartInkTM products in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES, NET Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $367,000, or 61%, to $235,000 in the three months ended March 31, 2009 from $602,000 in the three months ended March 31, 2008. This decrease in research and development expenses is primarily related to the receipt of a governmental R&D grant (approximately $140,000) and reduction in subcontractors (approximately $100,000) and labor expenses (approximately $140,000).

     Research and Development Expenses included non-cash expenses of $5,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $194,000, or 52%, to $176,000 in the three months ended March 31, 2009 from $370,000 in the three months ended March 31, 2008. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor and other related expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $83,000, or 30%, to $196,000 in the three months ended March 31, 2009 from $279,000 in the three months ended March 31, 2008. This decrease in general and administrative expenses is mainly due to the decrease in the non-cash expenses related to the implementation of SFAS No. 123(R).

     FINANCIAL EXPENSES, NET. Financial expenses, net were $996,000 in the three months ended March 31, 2009. Financial expenses, net were composed of: (i) Interest expense, net of $130,000 and (ii) non cash financial expenses of $866,000 related to the convertible notes and warrants.

     NET LOSS. We had a net loss of $901,000 in the three months ended March 31, 2009, compared with a net loss of $1,083,000 in the three months ended March 31, 2008. The 17% decrease in net loss in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is attributable to the increase in our gross profit ($608,000) and decrease in our operating expenses ($644,000), which were offset by the increase ($1,070,000) in the non-cash financial expenses related to the convertible notes and warrants.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $20,376,000 as of March 31, 2009, and had a negative working capital (current assets less current liabilities) of approximately $5,282,000 as of March 31, 2009. Losses are continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $1,000 in the three months ended March 31, 2009 and $12,000 in the three months ended March 31, 2008. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of March 31, 2009.

     As of March 31, 2009, we had cash, cash equivalents and short-term deposits of approximately $1,744,000, compared to $1,826,000 as of December 31, 2008. This decrease is primarily due to the cash used for operating activities during the first quarter of 2009.

     We had negative cash flow from operating activities of approximately $81,000 during the three months ended on March 31, 2009 compared to $463,000 during the three months ended on March 31, 2008. The negative cash flow from operating activities during the three months ended on March 31, 2009 was attributed to the net loss of approximately $901,000, offset by $231,000 non-cash financial expenses related to the convertible notes and $577,000 non-cash financial expenses related to the warrants to issue shares.

     We had negative cash flow from investing activities of approximately $1,000 during the three months ended on March 31, 2009 compared to positive cash flow of $12,000 during the three months ended on March 31, 2008. The negative cash flow from investing activities during the three months ended on March 31, 2009 was due to purchase of fixed assets.

     We believe that our existing cash, together with cash to be collected from customers and governmental grants, will be sufficient to support our operations for the next twelve months. However, we do not have the funds necessary to repay the approximately $9 million principal amount outstanding under our senior secured convertible notes (the "Convertible Notes") if the holders elect to redeem them on or after September 30, 2009. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our long term business plans.

     On September 30, 2005, we completed a private placement of convertible notes, in the aggregate principal amount of $6,000,000. The notes were interest-only, with interest payments due quarterly at the rate of 4% per annum. The convertible notes were unsecured and will become due on September 30, 2010; the investors have the option to cause us to redeem the notes on September 30, 2009. These notes were exchanged for new notes with the terms as per the new $3,000,000 notes issued on April 9, 2008.

     On April 9, 2008, we completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000 pursuant to Amendment, Exchange and Purchase Agreements. The private placement resulted in gross proceeds of $3,000,000, of which $750,000 was placed in a cash collateral account to secure interest payments under the notes.

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes") each of which is convertible into shares of common stock at a conversion price of $0.60, subject to adjustment. The new notes are secured by our assets and the assets of our subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure our obligations under the new notes, the security agreements and related documents. The investors may require us to redeem all or any portion of the outstanding principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30, 2009. We may require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading price of our common stock. Upon any such conversion, the investors will be entitled to receive a pro rata amount of the cash in the collateral account which we have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. We may also redeem the new notes at any time by paying the buyers a premium of 5%-25% of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts in the collateral account; at the time of such redemption we will also issue to the buyers warrants to purchase common stock, expiring on September 30, 2010, at an exercise price of $0.60. If we sell or license all or substantially all of the assets in our ink business, we may be required to redeem the new notes at 100% of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If we consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, we may be required to redeem the new notes at 125% of their outstanding principal amount. The new notes are due on September 30, 2010, unless they are redeemed or converted earlier. In addition, we issued to the buyers warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

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

     Our research and development expenses were approximately $235,000 during the three months ended March 31, 2009, compared to $602,000 during the three months ended March 31, 2008. To date, all research and development expenses have been charged to operating expense as incurred.

     With respect to the RFID technology we are developing, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States (US6,819,244), France, Germany, Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has matured into a patent granted in the United States (US6,922,146), while it is still being examined in Europe. Regarding our fourth patent family, we have filed an International Patent Application (PCT). In addition, during the second quarter of 2008, we filed a PCT relating to our fifth patent family.

     With respect to the product-authentication we are developing, we entered into an assignment agreement by which we have acquired a license for certain of AuthentiForm Technology LLC's intellectual property portfolio regarding authentication methods and enhanced product-authentication technology. We are currently evaluating this intellectual property portfolio to determine whether or not to pursue its use

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at March 31, 2009 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $186,000 until September, 2011. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2008 and through March 31, 2009, we received a governmental research and development grant of approximately US$972,000 (of which US$306,000 were received during 2007 and US$484,000 were received during 2008) from the Office of the Chief Scientist (OCS) at the Ministry of Trade and Industry of the Government of Israel. This royalties-bearing research and development grant partially covers our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. We have no assurance that the RFID project or commercialization plan will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act of 1934, as amended, and are not required to provide information under this item.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $31,000 at the exchange rate as of March 31, 2009), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $15,500 at the exchange rate as of March 31, 2009).

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

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approximately $ 5,970,000 at the exchange rate as of March 31, 2009).

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

ITEM 2. EXHIBITS

The following exhibits are being filed with this Report:

   EXHIBIT
    NUMBER          DESCRIPTION
---------------     --------------

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

                                                 INKSURE TECHNOLOGIES INC.

Dated: May 15, 2009                              By: /s/ Tzlil Peker
                                                 ----------------------
                                                 Tzlil Peker
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)

Dated: May 15, 2009                              By: /s/ Yaron Meerfeld
                                                 ----------------------
                                                 Yaron Meerfeld
                                                 Acting Chief Executive Officer
                                                 (Principal Executive Officer)