Form 10-Q
period 2009-06-30
INKSURE TECHNOLOGIES INC.
filed 2009-08-05
CIK 1062128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

                          (COMMISSION FILE NO. 0-24431)

                                   ----------

                            INKSURE TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 84-1417774
     State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization

   P.O. BOX 7006, AUDUBON, PENNSYLVANIA                    19407
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

                               Yes [_]     No [X]

The number of shares of Common Stock outstanding as of August 4, 2009:
16,472,968

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                               PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2009 (UN-AUDITED)  3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE
         SIX AND THREE MONTHS ENDED  JUNE 30, 2009 AND 2008                     4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
         SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008                      5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            13

ITEM 4.  CONTROLS AND PROCEDURES                                               13

PART II. OTHER INFORMATION                                                     13

ITEM 2.  EXHIBITS                                                              13

SIGNATURES                                                                     14

ITEM 1.  FINANCIAL STATEMENTS

                            INKSURE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                                           JUNE 30,          DEC 31,
                                                                                                             2009             2008
                                                                                                           --------         --------
                                                                                                           UNAUDITED         AUDITED
                                                                                                           --------         --------
       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                             $  1,910         $  1,826
     Restricted cash                                                                                             96              365
     Trade receivables                                                                                           91              104
     Other accounts receivable and prepaid expenses                                                              89               73
     Deferred charges                                                                                           283              400
     Inventories                                                                                                266              322
                                                                                                           --------         --------

TOTAL CURRENT ASSETS                                                                                          2,735            3,090

PROPERTY AND EQUIPMENT, NET                                                                                     246              279
LONG TERM DEPOSIT                                                                                                 9                9
                                                                                                           --------         --------

TOTAL ASSETS                                                                                               $  2,990         $  3,378
                                                                                                           ========         ========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                                                                        $     93         $    225
     Employees and payroll accruals                                                                             142              133
     Accrued expenses and other payables                                                                        592              648
     Convertible notes                                                                                        7,613            7,087
                                                                                                           --------         --------

TOTAL CURRENT LIABILITIES                                                                                     8,440            8,093

     Warrants to issue shares                                                                                 1,397                -

TOTAL LIABILITIES                                                                                          $  9,837         $  8,093

STOCKHOLDERS' DEFICIENCY:
Capital Stock:
   Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of June 30,2009 and as of December 31, 2008
   Common stock of $ 0.01 par value - Authorized: 50,000,000; Issued and outstanding: 16,472,968 as
   of June 30,2009 and as of December 31, 2008                                                                  164              164
   Additional paid-in capital                                                                                13,641           16,708
   Accumulated other comprehensive income                                                                       118              118
   Accumulated deficit                                                                                      (20,770)         (21,705)
                                                                                                           --------         --------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                               (6,847)          (4,715)
                                                                                                           --------         --------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                                                            $  2,990         $  3,378
                                                                                                           ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                                   JUNE 30,                                 JUNE 30,
                                                                     -------------------------------------    -------------------------------------
                                                                          2009                   2008               2009                   2008
                                                                     --------------         --------------    --------------         --------------
                                                                                   UNAUDITED                                UNAUDITED
                                                                     -------------------------------------    -------------------------------------

Revenues                                                             $          584         $          281    $        1,365         $          499
Cost of revenues                                                                 43                     53               122                    176
                                                                     --------------         --------------    --------------         --------------

GROSS PROFIT                                                                    541                    228             1,243                    323
                                                                     --------------         --------------    --------------         --------------

Operating expenses:
   Research and development, net                                                271                    468               506                  1,070
   Selling and marketing                                                        108                    242               284                    612
   General and administrative                                                   125                    242               321                    521
                                                                     --------------         --------------    --------------         --------------

TOTAL OPERATING EXPENSES                                                        504                    952             1,111                  2,203
                                                                     --------------         --------------    --------------         --------------

OPERATING PROFIT (LOSS)                                                          37                   (724)              132                 (1,880)
                                                                     --------------         --------------    --------------         --------------

Financial expenses                                                             (137)                  (140)             (267)                  (215)
Non cash financial expenses related to convertible notes, net                  (295)                  (702)           (1,161)                  (553)
                                                                     --------------         --------------    --------------         --------------
Financial expenses, net                                                        (432)                  (842)           (1,428)                  (768)

Net loss                                                             $         (395)        $       (1,566)   $       (1,296)        $       (2,648)
                                                                     ==============         ==============    ==============         ==============

Basic and diluted net loss per share                                 $        (0.02)        $        (0.10)   $        (0.08)        $        (0.16)
                                                                     ==============         ==============    ==============         ==============

Weighted average number of Common Stock used in computing
   basic and diluted net loss per share                                  16,472,968             16,336,430        16,472,968             16,292,522
                                                                     ==============         ==============    ==============         ==============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   -----------------------
                                                                                    2009             2008
                                                                                   -------         -------
                                                                                          UNAUDITED
                                                                                   -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(1,296)        $(2,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                          163             142
Decrease in restricted cash                                                            269               -
Decrease in trade receivables                                                           13             282
Non cash financial expenses related to convertible notes, net                          526             458
Non cash financial expenses related to warrants to issue shares                        519               -
Increase in other accounts receivable and prepaid expenses                             (16)           (513)
Decrease (increase) in inventories                                                      56             (66)
Decrease in trade payables                                                            (132)            (72)
Increase (decrease) in employees and payroll accruals                                    9             (30)
Non cash financial expenses related to implementation of SFAS No. 123                   41             170
Increase (decrease) in other payables                                                  (56)             85
                                                                                   -------         -------
Net cash provided by (used in) operating activities                                     96          (2,192)
                                                                                   -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                     (12)            (13)
Proceeds from long-term deposits                                                         -               3
                                                                                   -------         -------
Net cash used in investing activities                                                  (12)            (10)
                                                                                   -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new convertible notes, net of legal fees                                     -           2,775
                                                                                   -------         -------
Net cash provided by financing activities                                                -           2,775
                                                                                   -------         -------

Increase in cash and cash equivalents                                                   84             573
Cash and cash equivalents at the beginning of the period                             1,826             820
                                                                                   -------         -------
Cash and cash equivalents at the end of the period                                 $ 1,910         $ 1,393
                                                                                   =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1: - BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that are included in the
Company's Form 10-K filed with the Securities and Exchange Commission on March
31, 2009, as amended (the "2008 10-K"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

NOTE 2: - GOING CONCERN

     As reflected in the accompanying financial statements, the Company's operations for the three months ended June 30, 2009, resulted in a net loss of
$395,000, and the Company's balance sheet reflects a net stockholders'
deficiency of $6,847,000. The Company's ability to continue operating as a
"going concern" is dependent on several factors, among them its ability to raise sufficient additional working capital and the note holders not electing to redeem their approximately $9 million principal notes on or after September 30,
2009. Management's plans in this regard include, among other things, raising additional cash from current and potential stockholders or lenders and negotiating the repayment terms of the existing Notes, but there is no assurance that the management will be successful in these endeavors.

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $33,000 at the exchange rate as of June 30, 2009), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS
65,000 (about $16,500 at the exchange rate as of June 30, 2009).

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

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approximately $
6,379,000 at the exchange rate as of June 30, 2009).

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

NOTE 4: - WARRANTS TO ISSUE SHARES

     The Company initially applied the provisions of EITF 07-5 DETERMINING
WHETHER AN INSTRUMENT (OR EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK
in the interim financial statements for the quarter ended March 31, 2009. The result of the application was that warrants series A, B1 and B2 were determined to be not solely indexed to the Company's shares and have to be classified as liability. The reason for the reclassification was an anti-dilution clause dependent upon future fund raising that may adjust the exercise price of the warrants. The Company evaluated the fair values of the reclassified warrants as of the date of initial application (January 1, 2009). The difference between the fair value and the fair value at issuance of the warrants (classified initially in equity) was recognized in retained earnings. As of January 1, 2009 these warrants are carried at fair values with changes recognized in earnings.

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

     We are currently developing next-generation Radio Frequency Identification
("RFID") technology that is being designed to enable low-cost tagging of items.
This RFID technology is being designed to permit "no line of sight"
identification and to be suitable for a variety of applications, including authentication, supply chain management, proof of ownership, and life cycle information.

     REVENUES

     We concentrate on developing and implementing large-scale projects. Such projects involve the use of our generic products or and products developed for such projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. We anticipate that these projects would involve high volume sales through multiple-year sales contracts. In the second quarter of 2009, approximately 81%
of our revenues were earned from one customer located in Europe.

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

     Our research and development expenses consist primarily of costs associated with development of new generic products and solutions targeted for existing and new customers and market segments. These expenses may fluctuate as a percentage of revenue depending on the projects undertaken during the reporting period.
Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2009. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the
Consolidated Financial Statements as of and for the year ended December 31, 2008 that are included in the 2008 10-K.

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

     CONVERTIBLE NOTES AND WARRANTS TO ISSUE SHARES, Financial Accounting
Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has applied FAS 157 prospectively as of the beginning of the year. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or
other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     Estimating fair values require subjective judgments and are approximate.
The Company is required to fair value of it warrants that has been reclassified from equity due to the initial adoption of EITF 07-5. Valuation of options requires the use of assumption among which is volatility, interest rate and the underlying share price. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, nor of the underlying value of the Company. Changes in the assumptions could significantly affect the estimated fair value.

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

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. In the three months ended June 30, 2009, we had revenue of $584,000, compared to $281,000 in the three months ended June 30, 2008. The increase in the revenue is mainly due to new deliveries to customers, primarily for one customer located in Europe.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues was $43,000 in the three months ended June 30, 2009, compared to $53,000 in the three months ended
June 30, 2008. Cost of revenues as a percentage of sales was 7% in the three months ended June 30, 2009, compared with 19% in the three months ended June 30,
2008. The decrease in costs of revenue, as a percentage of sales, in the three months ended June 30, 2009 was mainly due to more profitable sales of certain
SmartInkTM products in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES, NET Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses, net decreased by $197,000, or 42%, to $271,000 in the three months ended June
30, 2009 from $468,000 in the three months ended June 30, 2008. This decrease in research and development expenses is primarily related to the receipt of a governmental R&D grant during the three months ended June 30, 2009
(approximately $130,000) from the Israeli Office of the Chief Scientist of the
Ministry of Industry, Trade and Labor (the "OCS") and reduction in subcontractors (approximately $70,000).

     Research and Development Expenses included non-cash expenses of $5,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $134,000, or 55%, to $108,000 in the three months ended June 30, 2009 from $242,000 in the three months ended June 30,
2008. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor and other related expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses decreased by $117,000, or 48%, to $125,000 in the three months ended June 30, 2009 from $242,000 in the three months ended
June 30, 2008. This decrease in general and administrative expenses is mainly due to a decrease in the non-cash expenses related to the implementation of SFAS
No. 123(R) and due to a decrease in legal expenses.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $432,000 in the three months ended June 30, 2009. Financial expenses, net were comprised of: (i)
Interest (financial) expense, net of $137,000 and (ii) non cash financial expenses of $295,000 related to the convertible notes and warrants. Financial expenses, net decreased by $410,000 or 49% from $842,000 in the three months ended June 30, 2008. This decrease in financial expenses, net was primarily due to a decrease in the non-financial expenses relating to the convertible notes.

     NET LOSS. We had a net loss of $395,000 in the three months ended June 30,
2009, compared with a net loss of $1,566,000 in the three months ended June 30,
2008. The 75% decrease in net loss in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is attributable to the increase in our gross profit of $313,000 and decrease in our operating expenses of
$448,000 and decrease of $410,000 in the financial expenses, net.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. In the six months ended June 30, 2009, we had revenue of $1,365,000, compared to $499,000 in the six months ended June 30, 2008. The increase in the revenue is mainly due to new deliveries to customers, primarily for one customer located in Europe.

     COST OF REVENUES. Our costs of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues was $122,000 in the six months ended June 30, 2009, compared to $176,000 in the six months ended June
30, 2008. Cost of revenues as a percentage of sales was 9% in the six months ended June 30, 2009, compared with 35% in the six months ended June 30, 2008.
The decrease in costs of revenue, as a percentage of sales, in the six months ended June 30, 2009 was mainly due to more profitable sales of certain
SmartInkTM products in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES. NET Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $564,000, or 53%, to $506,000 in the six months ended June 30, 2009 from $1,070,000 in the six months ended June 30, 2008. This decrease in research and development expenses is primarily related to the receipt of OCS grants and reduction in subcontractors' expenses.

     Research and Development Expenses included non-cash expenses of $10,000 related to the implementation of SFAS No. 123(R).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $328,000, or 54%, to $284,000 in the six months ended June 30, 2009 from $612,000 in the six months ended June 30, 2008.
This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor headcount and costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses decreased by $200,000, or 38%, to $321,000 in the six months ended June 30, 2009 from $521,000 in the six months ended June
30, 2008. This decrease in General and Administrative expenses was primarily due to the decrease in non-cash expenses related to the implementation of SFAS No.
123(R).

     FINANCIAL EXPENSES, NET. Financial expenses, net were $1,428,000 in the six months ended June 30, 2009. Financial expenses, net was comprised of: (i)
Interest (financial) expense, net of $267,000 and (ii) non cash financial expenses of $1,161,000 related to the convertible note and the warrants.
Financial expenses, net increased by $660,000 or 86% from $768,000 in the six months ended June 30, 2008. This increase in financial expenses, net was primarily due to changes in the fair market value of the outstanding convertible notes and the implementation of EITF 07-5.

     NET LOSS. We had a net loss of $1,296,000 in the six months ended June 30,
2008, compared with a net loss of $2,648,000 in the six months ended June 30,
2008. The 51% decrease in net loss in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is attributable to the increase in our gross profit of $920,000 and decrease in our Operating expenses of
$1,092,000, which were partially offset by the increase in the financial expenses, net of $660,000.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $20,770,000 as of June 30, 2009, and had a negative working capital (current assets less current liabilities) of approximately $5,705,000 as of June 30, 2009. Losses are continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $12,000 in the six months ended
June 30, 2009 and $13,000 in the six months ended June 30, 2008. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of June 30, 2009.

     As of June 30, 2009, we had cash, cash equivalents and short-term deposits of approximately $1,910,000, compared to $1,826,000 as of December 31, 2008.
This increase is primarily due to the cash received from operating activities during the first half of 2009.

     We had positive cash flow from operating activities of approximately
$96,000 during the six months ended June 30, 2009 compared to negative cash flow from operating activities of $2,192,000 during the six months ended June 30,
2008. The increase in the cash flow from operating activities is primarily due to the decrease in the net loss during the first half of 2009.

     We had negative cash flow from investing activities of approximately
$12,000 during the six months ended June 30, 2009 compared to negative cash flow of $10,000 during the six months ended June 30, 2008. The negative cash flow from investing activities during the six months ended June 30, 2009 was due to purchase of fixed assets.

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

     Pursuant to those Amendments, Exchange and Purchase Agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes")
each of which is convertible into shares of common stock at a conversion price of $0.60, subject to adjustment. The new notes are secured by our assets and the assets of our subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure our obligations under the new notes, the security agreements and related documents. The investors may require us to redeem all or any portion of the outstanding $9,000,000 principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30, 2009. We may require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading price of our common stock. Upon any such conversion, the investors will be entitled to receive a pro rata amount of the cash in the collateral account which we have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. We may also redeem the new notes at any time by paying the buyers a premium of 5%-25%
of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts in the collateral account; at the time of such redemption we will also issue to the buyers warrants to purchase common stock, expiring on September 30, 2010, at an exercise price of $0.60. If we sell or license all or substantially all of the assets in our ink business, we may be required to redeem the new notes at 100% of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If we consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, we may be required to redeem the new notes at 125% of their outstanding principal amount. The new notes are due on
September 30, 2010, unless they are redeemed or converted earlier. In addition, we issued to the investors warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

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

     Our research and development expenses were approximately $506,000 during the six months ended June 30, 2009, compared to $1,070,000 during the six months ended June 30, 2008. To date, all research and development expenses have been charged to operating expense as incurred.

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

     With respect to the product-authentication we are developing, we entered into an assignment agreement by which we have acquired a license for certain of
AuthentiForm Technology LLC's intellectual property portfolio regarding authentication methods and enhanced product-authentication technology. During the second quarter of 2009, and due to a change of priorities, the company decided not to pursue the use and the patent prosecution of this intellectual property.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at June 30, 2009 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $171,000 until
September, 2011. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2008 and through June 30, 2009, we received a governmental research and development grant of approximately US$796,000 (of which $484,000 was received during 2008) from the OCS. This royalties-bearing research and development grant partially covers our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. We have no assurance that the RFID project or commercialization plan will be successful.

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

31.1                Certification of Principal Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Sections 1350.

31.2                Certification of Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350.

32.1                Certification of Principal Executive Officer and Principal
                    Financial Officer Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INKSURE TECHNOLOGIES INC.

Dated: August 5, 2009                             By: /s/ Tzlil Peker
                                                  ------------------------
                                                  Tzlil Peker
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)

Dated: August 5, 2009                             By: /s/ Yaron Meerfeld
                                                  --------------------------
                                                  Yaron Meerfeld
                                                  Acting Chief Executive Officer
                                                  (Principal Executive Officer)

