Form 10-Q
period 2009-09-30
INKSURE TECHNOLOGIES INC.
filed 2009-11-13
CIK 1062128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

                          (COMMISSION FILE NO. 0-24431)
                                ----------------

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

                             [_] Yes   [X] No

The number of shares of Common Stock outstanding as of November 4, 2009:
16,472,968

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                                                                  PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2009 (UN-AUDITED)                                 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE NINE AND THREE MONTHS ENDED
         SEPTEMBER 30, 2009 AND 2008                                                                                4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE AND THREE MONTHS ENDED
         SEPTEMBER 30, 2009 AND 2008                                                                                5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                                  7

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                13

ITEM 4.  CONTROLS AND PROCEDURES                                                                                   13

PART II. OTHER INFORMATION                                                                                         13

ITEM 2.  EXHIBITS                                                                                                  13

SIGNATURES                                                                                                         14

ITEM 1. FINANCIAL STATEMENTS

                           INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                          (U.S. DOLLARS IN THOUSANDS)

                                                                                                           SEP 30,         DEC.31,
                                                                                                            2009            2008
                                                                                                          --------        --------
                                                                                                          UNAUDITED       AUDITED
                                                                                                          --------        --------

       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                            $  2,032        $  1,826
     Restricted cash                                                                                            14             365
     Trade receivables                                                                                         407             104
     Other accounts receivable and prepaid expenses                                                             68              73
     Deferred charges                                                                                            -             400
     Inventories                                                                                               214             322
                                                                                                          --------        --------

TOTAL CURRENT ASSETS                                                                                         2,735           3,090

PROPERTY AND EQUIPMENT, NET                                                                                    227             279
LONG TERM DEPOSIT                                                                                                -               9
                                                                                                          --------        --------

TOTAL ASSETS                                                                                              $  2,962        $  3,378
                                                                                                          ========        ========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                                                                       $    184        $    225
     Employees and payroll accruals                                                                            139             133
     Accrued expenses and other payables                                                                       543             648
     Convertible notes                                                                                       8,881           7,087
                                                                                                          --------        --------

TOTAL CURRENT LIABILITIES                                                                                    9,747           8,093

     Warrants to issue shares                                                                                  744               -

TOTAL LIABILITIES                                                                                         $ 10,491        $  8,093

STOCKHOLDERS' DEFICIENCY:
Capital Stock:
   Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of September 30,2009 and as of December 31, 2008
   Common stock of $ 0.01 par value - Authorized: 50,000,000; Issued and outstanding: 16,472,968 as
   of September 30,2009 and as of December 31, 2008                                                            164             164
   Additional paid-in capital                                                                               13,652          16,708
   Accumulated other comprehensive income                                                                      118             118
   Accumulated deficit                                                                                     (21,463)        (21,705)
                                                                                                          --------        --------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                              (7,529)         (4,715)
                                                                                                          --------        --------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                                                           $  2,962        $  3,378
                                                                                                          ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                           INKSURE TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                         SEP 30,                               SEP 30,
                                                             --------------------------------      --------------------------------
                                                                  2009              2008               2009                2008
                                                             -------------      -------------      -------------      -------------
                                                                        UNAUDITED                             UNAUDITED
                                                             --------------------------------      --------------------------------

Revenues                                                     $         935      $         817      $       2,300      $       1,316
Cost of revenues                                                       117                202                239                377
                                                             -------------      -------------      -------------      -------------

GROSS PROFIT                                                           818                615              2,061                939
                                                             -------------      -------------      -------------      -------------

Operating expenses:
   Research and development, net                                       236                351                742              1,421
   Selling and marketing                                               101                160                385                772
   General and administrative                                          139                225                460                746
                                                             -------------      -------------      -------------      -------------

TOTAL OPERATING EXPENSES                                               476                736              1,587              2,939
                                                             -------------      -------------      -------------      -------------

OPERATING PROFIT (LOSS)                                                342               (121)               474             (2,000)
                                                             -------------      -------------      -------------      -------------

Financial expenses                                                    (137)              (122)              (404)              (337)
Non cash financial income (expenses) related to convertible
notes, net                                                            (898)                71             (2,059)              (482)
                                                             -------------      -------------      -------------      -------------
Financial expenses, net                                             (1,035)               (51)            (2,463)              (819)

Net loss                                                     $        (693)     $        (172)     $      (1,989)     $      (2,819)
                                                             =============      =============      =============      =============

Basic and diluted net profit (loss) per share                $       (0.04)     $       (0.01)     $       (0.12)     $       (0.17)
                                                             =============      =============      =============      =============

Weighted average number of Common Stock used in computing
   basic and diluted net loss per share                         16,472,968         16,472,968         16,472,968         16,353,332
                                                             =============      =============      =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                           INKSURE TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (U.S. DOLLARS IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                            SEP 30,
                                                                                   ------------------------
                                                                                     2009            2008
                                                                                   --------        --------
                                                                                          UNAUDITED
                                                                                   ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (1,989)       $ (2,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                           464             223
Decrease in restricted cash                                                             351               -
Decrease (increase) in trade receivables                                               (303)            222
Non cash financial expenses related to convertible notes, net                         1,794             328
Non cash financial expenses related to warrants to issue shares                        (133)              -
Decrease (increase) in other accounts receivable and prepaid expenses                    14            (519)
Decrease (increase) in inventories                                                      108              22
Decrease in trade payables                                                              (41)           (103)
Increase (decrease) in employees and payroll accruals                                     6             (12)
Non cash financial expenses related to implementation of SFAS No. 123                    52             136
Increase (decrease) in other payables                                                  (105)            226
                                                                                   --------        --------
Net cash provided by (used in) operating activities                                     218          (2,296)
                                                                                   --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                      (12)            (16)
Proceeds from long-term deposits                                                          -               7
                                                                                   --------        --------
Net cash used in investing activities                                                   (12)             (9)
                                                                                   --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of new convertible notes, net of legal fees                                      -           2,775
                                                                                   --------        --------
Net cash provided by financing activities                                                 -           2,775
                                                                                   --------        --------

Increase in cash and cash equivalents                                                   206             470
Cash and cash equivalents at the beginning of the period                              1,826             820
                                                                                   --------        --------
Cash and cash equivalents at the end of the period                                 $  2,032        $  1,290
                                                                                   ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2008 that are included in the
Company's Form 10-K filed with the Securities and Exchange Commission on March
31, 2009, as amended (the "2008 10-K"). The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2009.

     In June 2009, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 168, "The FASB Accounting
Standards Codification and the Hierarchy of Generally Accepted Accounting
Principles" (SFAS No. 168) [ASC 105-10]. SFAS No. 168 replaces SFAS No. 162,
"The Hierarchy of Generally Accepted Accounting Principles" and establishes the
FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification has become the exclusive authoritative reference effective September 30, 2009.

NOTE 2:- GOING CONCERN

     As reflected in the accompanying financial statements, the Company's operations for the three months ended September 30, 2009, resulted in a net loss of $693,000, and the Company's balance sheet reflects a net stockholders'
deficiency of $7,529,000.

     The Company's ability to continue operating as a "going concern" is dependent on several factors, among them its ability to raise sufficient additional working capital and its not being required to pay the approximately
$9 million principal amount currently outstanding under its Senior Secured
Convertible Notes (the "Notes").

     On September 30, 2009, the Company received a notice from a holder of one of the Notes (the "Redemption Request Note") requesting the redemption of
$452,400 principal amount of such Note and $6,767.41 of accrued and unpaid interest. Pursuant to the Notes, the Company was thus required to redeem the
Redemption Request Note and pay such amounts on October 15, 2009. The Company is currently engaged in discussions with representatives of a significant majority of the other note holders and the Company has not made payment of the Redemption
Request Note to date. Pursuant to the terms of the Notes, the failure to make such payment under the Redemption Request Note constitutes an Event of Default under the remaining Notes (the "Remaining Notes"), entitling the holders of the
Remaining Notes to declare an Event of Default Redemption and require the
Company to pay the principal and interest thereunder. The holders of the
Remaining Notes have not declared an Event of Default Redemption to date.

     Management's plans in regard to the Notes include, among other things, raising additional cash from current and potential stockholders or lenders in order to pay the Notes and negotiating amended payment terms of the Notes. There can be no assurance that the Company will be successful in these endeavors or that the holders of the Notes will not accelerate payment of principal and interest, causing all such amounts to be due immediately.

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

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $35,000 at the exchange rate as of September 30, 2009), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of
NIS 65,000 (about $17,200 at the exchange rate as of September 30, 2009).

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

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (Approximately $
6,650,000 at the exchange rate as of September 30, 2009).

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

     On September 8, 2009, the court denied Secu-System's request to amend the sum for which it has sued. The only evidence that the court allowed Secu-System to submit in order to prove damages is evidence which can show that the reports which previously submitted by Inksure are incorrect. The court ordered
Secu-System to submit its evidence within 45 days. Inksure will be entitled to submit its evidence within 45 days thereafter. The court set a preliminary hearing for this matter on January 12, 2010.

     In light of the above, provided that the Inksure's reports are accepted by the court, we believe that no material amounts will be awarded to Secu-System in these proceedings.

NOTE 4:- WARRANTS TO ISSUE SHARES

     The Company initially applied the provisions of EITF 07-5 DETERMINING
WHETHER AN INSTRUMENT (OR EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK
(ASC815-40-15) in the interim financial statements for the quarter ended March
31, 2009. The result of the application was that warrants series A, B1 and B2 were determined to be not solely indexed to the Company's shares and have to be classified as liability. The reason for the reclassification was an anti-dilution clause dependent upon future fund raising that may adjust the exercise price of the warrants. The Company evaluated the fair values of the reclassified warrants as of the date of initial application (January 1, 2009).
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

     We are currently developing chipless Radio Frequency Identification
("RFID") technology that is being designed to enable low-cost tagging of items.
This RFID technology is being designed to permit "no line of sight"
identification and to be suitable for a variety of applications, including production floor control, authentication, supply chain management, proof of ownership, and life cycle information.

     REVENUES

     We concentrate on developing and implementing large-scale projects. Such projects involve the use of our generic products and/or products developed for such projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. We anticipate that these projects would involve high volume sales through multiple-year sales contracts. In the third quarter of 2009, approximately 56%
of our revenues were earned from one customer located in Europe.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2009. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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
(ASC605-25-30) relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

     In cases where we have partial delivery at the cut off dates and no fair value exist for the undelivered elements revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

     CONVERTIBLE NOTES AND WARRANTS TO ISSUE SHARES, Financial Accounting
Standards No. 157, Fair Value Measurements (FAS 157) (ASC820-10). FAS 157
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
[The Company is required to estimate the fair value of its warrants that have been reclassified from equity due to the initial adoption of EITF 07-5
(ASC815-40-15)]. Valuation of options requires the use of assumptions among which are volatility, interest rate and the underlying share price. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, nor of the underlying value of the
Company. Changes in the assumptions could significantly affect the estimated fair value.

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

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
30, 2008

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. In the three months ended September 30, 2009, we had revenue of $935,000, compared to
$817,000 in the three months ended September 30, 2008. The increase in the revenue is mainly due to new deliveries to customers, primarily for one new customer located in the USA.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues was $117,000 in the three months ended September 30, 2009, compared to $202,000 in the three months ended September 30, 2008. Cost of revenues as a percentage of sales was 12% in the three months ended September 30, 2009, compared with 25% in the three months ended September 30, 2008. The decrease in costs of revenue, as a percentage of sales, in the three months ended September 30, 2009 was mainly due to more profitable sales of certain SmartInkTM products in 2009 and approximately
$40,000 increase in provision for inventory losses in the three months ended
September 30, 2008.

     RESEARCH AND DEVELOPMENT EXPENSES, NET Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses, net decreased by $115,000, or 33%, to $236,000 in the three months ended
September 30, 2009 from $351,000 in the three months ended September 30, 2008.
This decrease in research and development expenses is primarily related to the reduction in labor and subcontractors expenses.

     Research and Development Expenses included non-cash expenses of $3,000 related to the implementation of SFAS No. 123(R) (ASC718-10).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $59,000, or 37%, to $101,000 in the three months ended September 30, 2009 from $160,000 in the three months ended
September 30, 2008. This decrease in selling and marketing expenses was primarily due to a settlement and disposal of our local sales office in Florida.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses decreased by $86,000, or 38%, to $139,000 in the three months ended September 30, 2009 from $225,000 in the three months ended September 30, 2008. This decrease in general and administrative expenses is mainly due to a decrease in the non-cash expenses related to the implementation of SFAS No. 123(R) (ASC718-10) and due to a decrease in legal and labor expenses.

     OPERATING PROFIT. As a result of the foregoing, the Company had an operating profit of $342,000 in the three months ended September 30, 2009 compared to an operating loss of $121,000 in the three months ended September
30, 2008.

     FINANCIAL EXPENSES, NET. Financial expenses, net were $1,035,000 in the three months ended September 30, 2009. Financial expenses, net were comprised of: (i) Interest (financial) expense, net of $137,000 and (ii) non cash financial expenses of $898,000 related to the convertible notes and warrants.
Financial expenses, net increased by $984,000 from $51,000 in the three months ended September 30, 2008. This increase in financial expenses, net was primarily due to the increase in the non-financial expenses relating to the convertible notes.

     NET LOSS. We had a net loss of $693,000 in the three months ended September
30, 2009, compared with a net loss of $172,000 in the three months ended
September 30, 2008. The 303% increase in net loss in the three months ended
September 30, 2009 compared to the three months ended September 30, 2008 is attributable to the increase of $984,000 in our financial expenses, net partially offset by the increase of $463,000 in our operating profit.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
30, 2008

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. In the nine months ended September 30, 2009, we had revenue of $2,300,000, compared to
$1,316,000 in the nine months ended September 30, 2008. The increase in the revenue is mainly due to new deliveries to customers, primarily for one customer located in Europe.

     COST OF REVENUES. Our costs of revenues consist of materials, sub-contractors and compensation costs. Cost of revenues was $239,000 in the nine months ended June 30, 2009, compared to $377,000 in the nine months ended
September 30, 2008. Cost of revenues as a percentage of sales was 10% in the nine months ended September 30, 2009, compared with 29% in the nine months ended
September 30, 2008. The decrease in costs of revenue, as a percentage of sales, in the nine months ended September 30, 2009 was mainly due to more profitable sales of certain SmartInkTM products in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES. NET Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses decreased by $679,000, or by 48%, to $742,000 in the nine months ended September
30, 2009 from $1,421,000 in the nine months ended September 30, 2008. This decrease in research and development expenses is primarily related to the decrease in subcontractors and labor expenses ($400,000) and increase of OCS grants ($232,000).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $387,000, or 50%, to $385,000 in the nine months ended September 30, 2009 from $772,000 in the nine months ended September
30, 2008. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor headcount and related costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses decreased by $286,000, or 38%, to $460,000 in the nine months ended September 30, 2009 from $746,000 in the nine months ended September 30, 2008. This decrease in General and administrative expenses was primarily due to the decrease of $100,000 in non-cash expenses related to the implementation of SFAS No. 123(R) (ASC718-10) and the decrease of $153,000 in legal and labor expenses.

     OPERATING PROFIT. As a result of the foregoing, the Company had an operating profit of $474,000 in the nine months ended September 30, 2009 compared to an operating loss of $2 million in the nine months ended September
30, 2008

     FINANCIAL EXPENSES, NET. Financial expenses, net were $2,463,000 in the nine months ended September 30, 2009. Financial expenses, net was comprised of:
(i) Interest (financial) expense, net of $404,000 and (ii) non cash financial expenses of $2,059,000 related to the convertible note and the warrants.
Financial expenses, net increased by $1,644,000 or by 201% from $819,000 in the nine months ended September 30, 2008. This increase in financial expenses, net was primarily due to changes in the fair market value of the outstanding convertible notes and the implementation of EITF 07-5 (ASC815-40-15).

     NET LOSS. We had a net loss of $1,989,000 in the nine months ended
September 30, 2009, compared with a net loss of $2,819,000 in the nine months ended September 30, 2008. The 29% decrease in net loss in the nine months ended
September 30, 2009 compared to the nine months ended September 30, 2008 is attributable to the increase in our gross profit of $1,122,000 and decrease in our Operating expenses of $1,352,000, which were partially offset by the increase in the financial expenses, net of $1,644,000.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $21,463,000 as of September 30,
2009, and had a negative working capital (current assets less current liabilities) of approximately $7,012,000 as of September 30, 2009. Losses are
continuing and will continue in the foreseeable future.

     Capital expenditures were approximately $12,000 in the nine months ended
September 30, 2009 and $16,000 in the nine months ended September 30, 2008.
These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of September 30, 2009.

     As of September 30, 2009, we had cash, cash equivalents and short-term deposits of approximately $2,032,000, compared to $1,826,000 as of December 31,
2008. This increase is primarily due to the cash received from operating activities during the nine months ended September 30, 2009.

     We had positive cash flow from operating activities of approximately
$218,000 during the nine months ended September 30, 2009 compared to negative cash flow from operating activities of $2,296,000 during the nine months ended
September 30, 2008. The increase in the cash flow from operating activities is primarily due to the decrease in the net loss during the nine months ended
September 30, 2009.

     We had negative cash flow from investing activities of approximately
$12,000 during the nine months ended September 30, 2009 compared to negative cash flow of $9,000 during the nine months ended September 30, 2008. The negative cash flow from investing activities during the nine months ended
September 30, 2009 was due to purchase of fixed assets.

     We believe that our existing cash, together with cash to be collected from customers and governmental grants, will be sufficient to support our operations for the next twelve months, provided we are not required to pay the approximately $9 million principal amount currently outstanding under our Senior
Secured Convertible Notes (the "Notes") prior to maturity. See below. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital.
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

     On September 30, 2009, the Company received a notice from a holder of one of the Notes (the "Redemption Request Note") requesting the redemption of
$452,400 principal amount of such Note and $6,767.41 of accrued and unpaid interest. Pursuant to the Notes, the Company was thus required to redeem the
Redemption Request Note and pay such amounts on October 15, 2009. The Company is currently engaged in discussions with representatives of a significant majority of the other note holders and the Company has not made payment of the Redemption
Request Note to date. Pursuant to the terms of the Notes, the failure to make such payment under the Redemption Request Note constitutes an Event of Default under the remaining Notes (the "Remaining Notes"), entitling the holders of the
Remaining Notes to declare an Event of Default Redemption and require the
Company to pay the principal and interest thereunder. The holders of the
Remaining Notes have not declared an Event of Default Redemption to date.

     Management's plans in regard to the Notes include, among other things, raising additional cash from current and potential stockholders or lenders in order to pay the Notes and negotiating amended payment terms of the Notes. There can be no assurance that we will be successful in these endeavors or that the holders of the Notes will not accelerate payment of principal and interest, causing all such amounts to be due immediately.

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

     Our research and development expenses were approximately $742,000 during the nine months ended September 30, 2009, compared to $1,421,000 during the nine months ended September 30, 2008. To date, all research and development expenses have been charged to operating expense as incurred.

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

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at September 30, 2009 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately
$110,000 until September, 2011. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2007-2008 and through September 30, 2009, we received a governmental research and development grant of approximately US$1,102,000 (of which $484,000 was received during 2008) from the OCS. This royalties-bearing research and development grant partially covers our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. We have no assurance that the RFID project or commercialization plan will be successful.

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

PART II. OTHER INFORMATION

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

See "Liquidity and Capital Resources" under Item 2 of Part I. The total amount outstanding under the convertible notes as of September 30, 2009 is approximately $8,881,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on September 23, 2009,
14,072,701 shares of common stock of the Company or approximately 85.4% of the total common stock outstanding on the record date for such meeting, were represented.

The stockholders of the Company elected Messrs. Elie Housman, Yaron Meerfeld,
Gadi Peleg, Randy F. Rock, David W. Sass and Pierre L. Schoenheimer as directors to hold office until the next annual stockholders meeting and until their respective successors have been duly elected and qualified. Of the shares voted with respect to the election of Mr. Housman, 13,602,951 were voted in favor and
469,750 were withheld. Of the shares voted with respect to the election of Mr.
Meerfeld, 9,461,840 were voted in favor and 4,610,861 were withheld. Of the shares voted with respect to the election of Mr. Peleg, 14,060,056 were voted in favor and 12,645 were withheld. Of the shares voted with respect to the election of Mr. Rock, 14,060,056 were voted in favor and 12,645 were withheld. Of the shares voted with respect to the election of Mr. Sass, 14,060,056 were voted in favor and 12,645 were withheld. Of the shares voted with respect to the election of Mr. Schoenheimer, 14,060,056 were voted in favor and 12,645 were withheld.

As previously disclosed, on October 2, 2009, Mr. Housman resigned as a director of the Company.

ITEM 6. EXHIBITS

The following exhibits are being filed with this Report:

 EXHIBIT
  NUMBER       DESCRIPTION
------------   -------------

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

                                                  INKSURE TECHNOLOGIES INC.

Dated: November 13, 2009                          By: /s/ Tzlil Peker
                                                  ------------------------
                                                  Tzlil Peker
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)

Dated: November 13, 2009                          By: /s/ Yaron Meerfeld
                                                  --------------------------
                                                  Yaron Meerfeld
                                                  Acting Chief Executive Officer
                                                  (Principal Executive Officer)

