Form 10-K
period 2009-12-31
INKSURE TECHNOLOGIES INC.
filed 2010-02-26
CIK 1062128

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

                               -----------------

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

                               Yes [X]     No [_]

Indicate by checkmark whether the registrant submitted electronically and posted on its corporate Website, if any, every InteractiveDate File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding
12 months (or for such shorter period that the registrant was required to submit and post such files).

                               Yes [_]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                       Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)

Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                               Yes [_]     No [X]

The aggregate market value of the Common Stock held by non-affiliates of the
Registrant computed by reference to the average bid and asked price of such
Common Stock on June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter) was $1,812,026.

As of February 25, 2010, the Registrant had outstanding 16,472,968 shares of
Common Stock, par value $0.001 per share.

                               TABLE OF CONTENTS

                                                                            PAGE

PART I

ITEM 1.      BUSINESS                                                          2

ITEM 1A.     RISK FACTORS                                                     10
ITEM 1B.     UNRESOLVED STAFF COMMENTS                                        19
ITEM 2.      PROPERTIES                                                       19
ITEM 3.      LEGAL PROCEEDINGS                                                19
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES    21
ITEM 6.      SELECTED FINANCIAL DATA                                          21
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                        21
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       26
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      26
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                         26
ITEM 9A(T).  CONTROLS AND PROCEDURES                                          26
ITEM 9B.     OTHER INFORMATION                                                27

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           28
ITEM 11.     EXECUTIVE COMPENSATION                                           29
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS                       32
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
             DIRECTOR INDEPENDENCE                                            33
ITEM 14.     PRINCPAL ACCOUNTING FEES AND SERVICES                            34
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                       35

SIGNATURES

                                       ii

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe",
"will", "expect", "expected", "project", "anticipate", "anticipated estimates",
"plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management, such as those related to new products, and are subject to various uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the Securities and Exchange
Commission may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Except as required by law, we do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

InkSure Technologies, Inc. makes available free of charge on its website at
www.inksure.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as
amended, or the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the Securities and Exchange
Commission (SEC).

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     InkSure Technologies Inc. (together with its subsidiaries, referred to as
"we", "us" and "our") develops, markets and sells customized authentication solutions designed to enhance the security of documents and branded products, to meet the growing demand for protection from counterfeiting. In this context,
"counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. We operate within the "authentication industry,"
an industry that includes a variety of companies providing technologies and services designed to prevent the counterfeiting and diversion of documents and products. Additionally, we are developing a unique advanced chipless RFID solution that we expect to introduce in 2010. This solution will enable customers to identify their products at item level and may help them to avoid unauthorized production and distribution of their products.

Our existing products are based on three principal technologies:

     o    Unique signatures of a highly secure code incorporated in one of the security hologram layers applied during production

     o    Customizable security inks that are suitable for almost every type of digital and impact printing on a wide variety of surfaces or substrates (e.g., paper documents, plastic identification cards, packaging materials and labels)

     o    Sophisticated "full-spectrum" readers that use proprietary software to quickly analyze marks inserted into the hologram or printed with our specialty inks. Our security solutions are considered to be covert because our specialty inks are indistinguishable from standard non-security inks and are easily incorporated into variable and fully individualized data on holograms, documents, products, product labels, packaging, and designs

     Our uniquely formulated machine-readable taggant-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our readers. As described below, we have been awarded three patents and applied for an additional two patents related to the radio frequency identification, or RFID, technology being developed by us. We are also seeking protection under the Patent Cooperation
Treaty. See "Description of Business -- Emerging Technology" and "Description of
Business -- Patents and Proprietary Technology."

     We are currently working on the development of next-generation RFID technology that is being designed to enable low-cost tagging of items. This RFID technology is being designed to permit "no line of sight" identification and to be suitable for a variety of applications, including authentication, supply chain and production floor management, proof of ownership, and life cycle information.

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

          HIGH LEVEL OF SECURITY. Each security material offered by us has a unique "signature" that is comprised of a variety of factors, including the amounts and the unique properties of the chemicals included in the material, its type, color, the printing method and the substrate. Since the reader utilized by our solution reads a "full-spectrum" rather than sampling a specific point or points in a signature, a counterfeit item would have to replicate an entire unique signature - i.e., every variable upon which the signature depends - rather than merely replicating certain portions of the signature. In addition, because a coded taggant's unique signature is comprised of various factors, with numerous possible permutations thereof, our taggants are extremely difficult to reverse engineer. We believe that holograms, color changing inks and other more common overt security features are more easily replicated than our products. In addition, to thwart any counterfeiting attempts that successfully replicated a unique signature, we could alter any of the variables of which a signature is comprised and create an entirely new unique signature without significant expense.

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

     We have focused the bulk of our efforts to date on market segments where we have already achieved market penetration in actual sales and where we believe sales potential is highest - tax stamps, packaging, financial documents, entertainment (i.e., ticketing) and transportation. As a result of this focused strategy, we have increased awareness of our products in these segments, established a presence in targeted markets throughout the world, and formed strategic alliances with companies that provide access to specific markets. See
"Description of Business -- Sales and Marketing."

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

o    SMARTINK (TM) -- MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED
     SECURITY

     Our SmartInk (TM) codes are secure encoded inks and coatings that provide authentication solutions ranging from a definitive "yes/no" verification to multi functional systems that allow item identification, track & trace functionality, real-time encoding and debiting applications. SmartInk (TM)
     codes are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using any standard printing process, onto documents, tickets, product packaging and labels. All SmartInk (TM) marker/carrier mixtures are allocated with covert signatures that, while being completely invisible and protected from reverse-engineering attempts, are easily detected by our line of readers, including the handheld field verification SignaSure (TM) readers and the high speed SortSure (TM) validator.

o    SIGNASURE (TM) -- ADVANCED AUTHENTICATION READERS

     Our SignaSure (TM) series features advanced readers for fast, on-the-spot authentication of sensitive documents and branded products. The SignaSure
     (TM) readers are equipped with technology to provide users with high security, exceptional functionality and cost effective solutions. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert SmartInk (TM) codes, which are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using standard printing processes, onto documents, tickets, product packaging and labels.

o    POCKETSURE (TM) -- MOBILE AUTHENTICATION READERS FOR SMART PROTECTION

     Our new PocketSure (TM) reader represents an important addition to our highly regarded SignaSure (TM) reader line. PocketSure (TM) combines handheld, machine-readable detection with forensic-level analysis. We believe that our new PocketSure (TM) reader is a next-generation reader that offers customers enhanced mobility and economy. At 5.5 inches in length and weighing a mere 2.5 ounces, the PocketSure (TM) includes single-code memory, audio and visual indicators, and the ability to operate on standard AAA batteries. PocketSure (TM) offers a significant benefit for warehouses, return centers, law enforcement agencies and retail organizations seeking to optimize their anti-counterfeiting and "reverse logistics" measures. Its simple-to-read LED, one-button operation, with replaceable batteries also makes it easier to train a larger number of personnel. Our PocketSure (TM) and SignaSure (TM) can be combined to create multi-level security programs wherein a primary level of inspectors employ
     PocketSure (TM) for detection of a base covert code while a secondary level of security specialists employ SignaSure (TM) in the field to detect a more complex forensic-level code.

o    SORTSURE (TM) -- IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY
     CONTROL AND AUDIT FUNCTIONS

     Our SortSure (TM) readers provide high-speed authentication and quality control of large quantities. The embedded OEM kits enable seamless integration with existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers. One model incorporates a mechanized traversing arm for real-time quality control readings over web-based printing presses. All models utilize proprietary technology and unique electro-optical techniques to measure and/or authenticate covert SmartInk (TM) codes.

o    HOLOSURE (TM) -- COMBINING COVERT & OVERT SECURITY: A MULTI-TIER
     PROTECTION

     The HoloSure (TM), machine-readable hologram system consists of: a holographic image and a machine-readable code. The HoloSure (TM) system combines the benefits of both systems into one feature that contains multiple levels of security.

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

     o    high speed work flow;
     o    item identification;
     o    production floor controls;
     o    supply chain management;
     o    track and trace applications; and
     o    authentication.

     The underlying concept of our new RFID technology, which we call SARcode, is to utilize the rules of diffraction phenomena and synthetic aperture radar imaging (SARcode) tools as the basis for ultra-low-cost passive chipless RFID tags. The existence of diffraction has limited the extent to which symbols or images (such as barcodes) can be compressed. When one symbol is placed too near another, its waves interfere with those of its neighbor ("diffraction") and vice versa, making it impossible to accurately read either bar. This limitation has restricted the density with which symbol-based code can be printed and, therefore, the minimum size required for machine-readable codes. This has also limited the number of digits which can be used in barcodes. We believe our
Sarcode(TM) RFID solution is a unique, lower cost solution addressing those problems.

     Current technologies do not take into account that it is possible to place two-dimensional objects within extremely high density, yet still use deductive methods to identify them. Our approach devises a code of simple objects, together with algorithms for interpreting the phenomena produced when they are printed close to each other. Although the labels produced using this method are two-dimensional, the phenomena themselves produce a three-dimensional effect. In that way, it is possible to derive the exact position of the original layout, even if behind an obstacle. This capability minimizes the challenge of correctly identifying objects that are located directly behind other objects, which is known in the trade as "collision."

     Our unique Sarcode(TM) RFID technology is in advanced development phase, and although during 2008-2009, we had to overcome certain development challenges, our goal is to complete development with a view to launching our chipless label system by the end of the second quarter of 2010. We aim to include, without limitation, the following RFID deliverables:

     o    Fixed and hand-held readers;
     o    Specialized conductive inks;
     o    Unique symbology; and
     o    Printer quality control systems.

     If successfully completed, we believe that our technology could eventually compete successfully with the familiar barcode technology and other electronic article surveillance solutions that are currently available. We believe that our chipless RFID technology is unique in that it is the faster, more accurate and less expensive than other chipless RFID tags currently available while providing more information options than barcode technology.

COMPETITION

     We are aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes that we market our products for. Our competitors, many of whom have greater financial resources than us, include:

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
     o    Systems integrators, which have often evolved from other sectors in the printing industry, mainly security print manufacturers, technology providers or packaging and label manufacturers. These companies offer a wide range of security solutions, enabling them to offer a complete suite tailored to the customer's specific needs; and
     o    Security consultancy groups, which offer a range of technologies from several technology providers and tailor a specific solution to end-customers, based on a evaluation process involving risk analysis and characterization of a comprehensive organizational security program;

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

     There has also been a new movement in many industries to the use of visible two dimensional, or 2D, barcodes for authentication and for electronic pedigree, in anticipation of state and federal electronic pedigree requirements for pharmaceuticals. These will require the ability to trace products through the supply chain. As a result, a larger amount of data has to be encoded into the product. Regarding covert machine-readable authentication, we believe there are competitors who are lower priced, but whose technology is not as robust as ours.
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

RESEARCH AND DEVELOPMENT

     The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities at our facility in Rehovot, Israel. We believe our future success depends upon our ability to identify the requirements for future products and product enhancements, and to define, implement and successfully develop and introduce the technologies, including, without limitation, our next generation RFID technology, needed to deploy those products and product enhancements. Our research and development expenses for the year ended December
31, 2009 were $868,000 compared with $1,747,000 for the year ended December 31,
2008.

     We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As a part of this strategy, we work with potential customers and other members of the industry to identify market needs and define appropriate product specifications.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

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

MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     For the fiscal year ended December 31, 2009, revenues from customers in
Europe and in Asia amounted to approximately 77% and 9%, respectively, of our
2009 revenues versus 68% and 8% respectively for the fiscal year ended December
31, 2008. Included in such revenues are sales to one customer which represented
64% of our total revenues versus 61% of our total revenues for the fiscal year ended December 31, 2008. Customers in North and South America accounted for approximately 14% of our revenues versus 24% for the fiscal year ended December
31, 2008.

     The loss of this customer, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

     For the fiscal years ended December 31, 2009 and 2008 respectively, revenues attributed to geographic areas based on the location of our customers were (in thousands):

                          REVENUES FOR THE YEAR ENDED    REVENUES FOR THE YEAR ENDED
                               DECEMBER 31, 2009              DECEMBER 31, 2008
-----------------------  ----------------------------     ---------------------------
Europe                                       $  2,577                        $  1,481
-----------------------  ----------------------------     ---------------------------
North and South America                           456                             504
-----------------------  ----------------------------     ---------------------------
Asia                                              302                             173
-----------------------  ----------------------------     ---------------------------
TOTAL                                        $  3,335                        $  2,158
-----------------------  ----------------------------     ---------------------------

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

     With respect to the product-authentication we are developing, we entered into an assignment agreement by which we have acquired a license for certain of
AuthentiForm Technology LLC's intellectual property portfolio regarding authentication methods and enhanced product-authentication technology. During the second quarter of 2009, and due to a change of priorities, we decided not to pursue the use and the patent prosecution of this intellectual property.

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

     We require our employees, consultants and advisors to execute confidentiality agreements upon the commencement of any employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual during the employment period will be our exclusive property, other than inventions unrelated to our business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide adequate protection or remedies for misappropriation of our trade secrets in the event of unauthorized use or disclosure of such information or that an independent third party will not develop functionally equivalent technology.

GOVERNMENT REGULATION

     Our scanning devices and next-generation radio frequency technology scanning equipment may be required by customers or any other third parties to comply with the regulations of the United States Federal Communications
Commission (FCC), which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment may require testing to ensure the equipment's compliance with the FCC's rules.
Further testing or new or enhanced regulation may extend the period of product development and commercialization and increase the associated costs. In addition, the equipment must be labeled according to the FCC's rules to show compliance with these rules. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users. Our common pocket readers are
FCC certified.

CLIMATE CHANGE

     Our business is not affected directly or indirectly in any way by existing and pending, local, state, regional, federal or international legal requirements and agreements related to climate change.

EMPLOYEES

     As of December 31, 2009, we had 14 employees (one of which is on a part time basis) located in Israel, including 10 R&D engineers. The other four employees work in management, administration, operations and sales. In addition, as of December 31, 2009, we had one employee located in the United States, substantially involved in technical support and pre-sale and post-sale technical activities. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly-skilled employees.

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

ITEM 1A. RISK FACTORS

THE FOLLOWING RISK FACTORS, AMONG OTHERS, COULD AFFECT OUR ACTUAL RESULTS OF
OPERATIONS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE
EXPRESSED IN FORWARD-LOOKING STATEMENTS MADE BY US. THESE FORWARD-LOOKING
STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND WE ASSUME NO OBLIGATION TO
UPDATE THIS INFORMATION. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW
AND ELSEWHERE IN THIS ANNUAL REPORT BEFORE MAKING AN INVESTMENT DECISION. OUR
BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY
ADVERSELY AFFECTED BY ANY OF THESE RISKS. OUR COMMON STOCK IS CONSIDERED
SPECULATIVE AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY
OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. THE FOLLOWING
RISK FACTORS ARE NOT THE ONLY RISK FACTORS FACING US. ADDITIONAL RISKS AND
UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY
ALSO AFFECT OUR BUSINESS.

WE ARE FOCUSING ON NEW RFID TECHNOLOGY PRODUCT DEVELOPMENT. IF WE ARE UNABLE TO
DEVELOP OR COMMERCIALIZE THIS PRODUCT OR ANY OTHER PRODUCT THAT WE MAY PURSUE IN
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
As with many efforts at new product development, we are experiencing significant delays and incurring significant unanticipated expenses. Accordingly, we may spend significant time, management resources and money on the RFID product with nothing to show for it. Even if we successfully develop our RFID technology, we may be unable to successfully market RFID products.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH TO SUCCESSFULLY IMPLEMENT OUR BUSINESS
PLAN AND SUCH MISMANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY
TO GROW.

     In the event we obtain the necessary financing we would seek to accelerate the development and commercialization plans for our RFID technology, the resulting strain on our managerial, operational, financial, and other resources would be significant and could render such increased marketing efforts useless.
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

WE CONTINUE TO RELY ON A LIMITED NUMBER OF MAJOR CUSTOMERS FOR MOST OF OUR
REVENUES; THE LOSS OF SUCH CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

For the fiscal years ended December 31, 2008 and 2009, sales to two of our customers in Europe accounted for approximately 68% and 73%, respectively, of our revenues. The loss of any customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

MOST OF OUR SALES ARE TO INTERNATIONAL CUSTOMERS; COMPLICATIONS IN INTERNATIONAL
MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

     Sales to customers outside of the United States accounted for 77% and 86%
of our revenues during 2008 and 2009, respectively. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the U.S., we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

WE HAVE GRANTED EXCLUSIVITY RIGHTS TO CERTAIN CUSTOMERS, WHICH COULD ADVERSELY
AFFECT OUR FUTURE DISTRIBUTION OPTIONS.

     We have granted to certain customers the exclusive right to use our products within such customer's country of origin in Eastern Europe for so long as such customer's orders from us reach a certain level. Although this grant of exclusivity is limited to one country, it is of indefinite term and may have an adverse effect on our ability to enter into agreements with other potential customers that may have broad regional operations.

WE WILL NEED TO RAISE ADDITIONAL CASH TO SUSTAIN OUR OPERATIONS BEYOND TWELVE
MONTHS, EXPAND OUR OPERATIONS AND REPAY OUR OUTSTANDING DEBT.

     Although we believe that our existing cash, together with cash generated from operations will be sufficient to support our operations for at least 12 months, continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Although $6,881,080 of convertible notes have recently retired, we may not have the funds necessary to service the remaining principal amount outstanding under our remaining senior secured convertible notes, or the
Convertible Notes, if the holders elect to redeem them. Our current revenues from operations are insufficient to cover any long term expansion plans.

     Our consolidated financial statements have been presented on the basis that we will continue as a going concern. However, our ability to continue as a going concern is dependent upon a number of factors, including our ability to obtain additional capital. Management's plans also include tight cost control and increasing the marketing of its current and new products. In addition, we may need to raise additional capital if we are required to repay the Convertible
Notes. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us. Our ability to raise capital is impeded by the full ratchet anti-dilution provisions of our Convertible Notes and certain warrants. Such provisions, unless waived or modified, would make equity financing extremely dilutive to our existing shareholders. There can be no assurance that we will be successful in completing a transaction or financing.

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

WE MAY NOT BE ABLE TO RECEIVE FURTHER RESEARCH AND DEVELOPMENT GRANTS FROM THE
GOVERNMENT OF ISRAEL

     During 2007 and through December 31, 2009, we received a research and development grant of approximately $1,648,000 from Israel's Office of the Chief
Scientist (at the Ministry of Industry and Trade). There is no assurance that further grants may be available to us in the future.

WE HAVE SUBSTANTIAL OUTSTANDING INDEBTEDNESS WHICH IMPOSES SIGNIFICANT
RESTRICTIONS ON OUR BUSINESS.

     While our outstanding debt was reduced substantially with the completion of our refinancing on January 19, 2010, we still have substantial principal debt outstanding under the Convertible Notes. The Convertible Notes prohibit us, from among other things, the incurring debt or liens (subject to limited exceptions)
or pay cash dividends or redeem any capital stock. These restrictions may limit our ability to obtain additional financing and restrict our ability to operate our business.

OUR EXISTING AND FUTURE DEBT OBLIGATIONS COULD IMPAIR OUR LIQUIDITY AND
FINANCIAL CONDITION, AND IN THE EVENT WE ARE UNABLE TO MEET OUR DEBT
OBLIGATIONS, WE COULD LOSE TITLE TO OUR ASSETS.

     In addition to our Convertible Notes, we may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund our continuing operations. Our debt obligations:

o    could impair our liquidity;

o    could make it more difficult for us to satisfy our other obligations;

o    require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund research and development; working capital, capital expenditures and other corporate requirements;

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

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE
FUTURE.

     We have incurred substantial losses since inception. We had an accumulated deficit of approximately $20,942,000 at December 31, 2009 and had a negative working capital (current assets less current liabilities) of approximately
$6,612,000 at December 31, 2009. We incurred losses of approximately $1,468,000 for the year ended December 31, 2009 and we may incur further losses in the foreseeable future. We expect to spend significant amounts to enhance our products and services, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability.
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

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

     We have incurred substantial negative cash flows since our inception. While we generated positive cash flow from operating activities of approximately
$972,000 in 2009, we had negative cash flow from operating activities of
$1,755,000 in 2008 and negative cash flow in each of the previous years. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

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

     With respect to the RFID technology being developed by us, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have been already matured into patents granted in United
States, France, Germany, Switzerland and United Kingdom. Our third patent family has matured into a patent granted in the United States, while it is still being examined in Europe. Regarding our fourth patent family, we have recently filed an International Patent Application or a PCT. In addition, regarding our fifth patent family, we have only recently filed a PCT.

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

     Lack of financial, personnel and other resources has adversely affected our ability to compete. In 2009 we only had two dedicated sales people (one in the
US and one in Asia being responsible for the rest of the world). Western Europe,
Latin America, Africa and much of Asia are effectively lacking proper sales coverage. The audience that can be reached through print ads, direct mail and
e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

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

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY EMPLOYEES, THE LOSS OF WHICH COULD
ADVERSELY AFFECT OUR OPERATIONS.

     Our success depends to a large degree upon the skills of our senior management team and current key employees, and especially the services of Mr.
Yaron Meerfeld, our acting CEO, and Mr. Viktor Godlovsky, our Sales Director for
Europe, and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We do not maintain key person life insurance for any of our officers or key employees. We require our executives and key employees to enter non-competition agreements with us. Due to our reliance on our senior management and key employees, the loss of any of our key executives, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition.

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
These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, we have been advised by Israeli counsel, that
Israeli courts are reluctant to enforce non-compete undertakings of former employees. Our competitive position could be greatly harmed if we could not enforce these agreements.

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

UNDER ISRAELI LAW, OUR STOCKHOLDERS MAY FACE DIFFICULTIES IN THE ENFORCEMENT OF
CIVIL LIABILITIES AGAINST OUR SUBSIDIARY INKSURE LTD., ITS OFFICERS, DIRECTORS
OR PROFESSIONAL ADVISORS.

     InkSure Ltd. is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in
Israel. Certain of the directors and InkSure Ltd.'s professional advisors are residents of Israel or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon InkSure Ltd. or upon any such directors or professional advisors or to realize in the United States upon judgments of United States'
courts predicated upon civil liability of InkSure Ltd. or such persons under
United States federal securities laws. InkSure Ltd. has been advised by Israeli counsel, that Israeli courts may not (1) enforce judgments of United States'
courts obtained against InkSure Ltd. or such directors or professional advisors predicated solely upon the civil liabilities provisions of United States'
federal securities laws, or (2) impose liabilities in original actions against
InkSure Ltd. or such directors and professional advisors predicated solely upon such United States' laws. However, subject to certain time limitations, Israeli courts will enforce foreign (including United States) final executory judgments for liquidated amounts in civil matters, obtained after due trial before a court of competent jurisdiction which recognizes similar Israeli judgments, provided that (1) due process has been observed, (2) such judgments or the execution thereof are not contrary to Israeli law, public policy, security or sovereignty,
(3) such judgments were not obtained by fraud and do not conflict with any other valid judgment in the same matter between the same parties and (4) an action between the same parties in the same matter is not pending in any Israeli court at the time the law suit is instituted in the foreign court.

A NEGATIVE OUTCOME FOR US IN OUR SECU-SYSTEMS LAWSUIT COULD ADVERSELY AFFECT OUR
FINANCIAL CONDITION AND OPERATING RESULTS

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against us and Supercom Ltd. (the former owner of our business) seeking a permanent injunction and damages. The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by us constitutes, inter alia: (1) breach of a confidentiality agreement between the plaintiff and Supercom; (2) unjust enrichment of Supercom
(by virtue of the sale of our shares) and us; (3) a breach of fiduciary duties owed to the plaintiff by Supercom and us; and (4) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint,
Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue. Following an appeal of the original verdict of the District Court in Tel-Aviv rendered on March 15, 2006 by both parties, the Israeli Supreme Court ruled in favor of Secu-Systems' appeal on
November 1, 2007 and accepted that we and Supercom breached the confidentiality agreement with Secu-Systems. The Supreme Court instructed that the case be returned to the District Court for determining the remedies to which
Secu-Systems was entitled. The case is still pending and a negative outcome for us in this case could have a material adverse effect on our business, financial condition, or results of operations.

WE HAVE A STOCKHOLDER THAT IS ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND
ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE
ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

     ICTS International, N.V. and its affiliates beneficially own, 4,515,555 shares of our common stock, representing approximately 27.4% of our outstanding common stock. Such ownership interest gives ICTS and its affiliates substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target.

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

WE HAVE NEVER PAID COMMON STOCK DIVIDENDS AND ARE UNLIKELY TO DO SO FOR THE
FORESEEABLE FUTURE.

     We have never paid cash or other dividends on our common stock. It is our intention to retain any earnings to finance the operation and expansion of our business, and therefore, we do not expect to pay any cash dividends on our common stock in the foreseeable future. The terms of our Convertible Notes prohibit us from paying cash dividends without the consent of the holders of a majority of the Convertible Notes. Investors seeking dividend income should not invest in our common stock.

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT
STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board under the symbol "INKS.OB". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to
December, 31, 2009, our common stock traded at prices ranging from $0.07 to
$0.30. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

"PENNY STOCK" RULES MAY RESTRICT THE MARKET FOR OUR COMMON STOCK AND MAY AFFECT
OUR STOCKHOLDERS' ABILITY TO SELL THEIR SHARES IN THE SECONDARY MARKET.

     Our common stock is subject to rules promulgated by the SEC, relating to
"penny stocks," which apply to companies whose shares are not traded on a national stock exchange or national market systems, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the
SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks.
These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock and may affect our stockholders' ability to sell their shares in the secondary market.

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE REPRESENTS NEARLY MOST OF OUR
OUTSTANDING COMMON STOCK AND THUS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON
STOCK.

     Of the 16,472,968 shares of common stock held by our present stockholders as of December 31, 2009, at least 10,700,000 shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to
Rule 144, promulgated under the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who are not affiliates of the Company and have satisfied a six month holding period for stock traded on the Over The Counter Bulletin Board may sell the stock freely without any restrictions. Affiliates can only sell if they satisfy certain requirements including: a 6-month holding period, existence of adequate current information, ordinary brokerage transaction and filing notice of the proposed sales with the SEC. In addition, affiliates may sell within any three-month period a number of securities which does not exceed 1% of the then outstanding shares of common stock. In addition, 3,500,000 shares of common stock underlying both current options to purchase our common stock and future issuances of options to purchase our common stock are available, once vested, for public sale by means of ordinary brokerage transactions in the open market. In addition, as of February 15, 2010, we have 2,363,000 shares subject to outstanding warrants.
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

OUR CONVERTIBLE DEBT AND CERTAIN WARRANTS CONTAIN FULL RATCHET ANTI-DILUTION
PROVISIONS, WHICH, IF TRIGGERED, COULD SIGNIFICANTLY DILUTE THE INTERESTS OF OUR
STOCKHOLDERS AND ADVERSELY AFFECT OUR STOCK PRICE.

     Our $2,000,000 principal amount of our Convertible Notes are currently convertible into shares of our common stock at an initial conversion rate of
$0.60 per share. Based on this initial conversion price we would issue nearly
3,333,333 shares of common stock upon conversion of the total Convertible Notes.
The exercise price of warrants to purchase 2,183,000 shares of common stock is currently exercisable at $0.15 per share. The Convertible Notes and warrants contain a full ratchet anti-dilution provision, which provides, unlike a more traditional weighted average anti-dilution provision, that if we issue convertible or equity securities in the future (subject to certain exceptions)
at a price per share less than the conversion rate of the notes or exercise price of the warrants, the conversion rate of the Convertible Notes and exercise price of the warrants will be automatically adjusted down to that lesser price.
In such case, the number of shares into which the Convertible Notes are convertible and warrants are exercisable would increase correspondingly. By way of example only, if the price per share of common stock were $0.12, and we were to issue securities at such a reduced price, the conversion rate of the
Convertible Notes would be automatically adjusted down to $0.12 per share, the number of shares into which the Convertible Notes would be convertible would increase from nearly 3,333,333 shares to nearly 16,666,667. Accordingly, if we trigger the full ratchet anti-dilution provision, our stockholders could suffer substantial dilution. In addition, because we are required to reserve 130% of the number of shares issuable upon conversion of the Convertible Notes and exercise of the warrants; we may not have sufficient authorized shares to issue a significant number of additional shares, especially if the anti-dilution provisions and/or default penalties are triggered. Because of the current market price of our common stock, it is unlikely that we will be able to raise any additional equity financing without triggering these provisions.

THE NUMBER OF SHARES OF COMMON STOCK WHICH ARE AVAILABLE FOR SALE UPON EXERCISE
OF OUR OUTSTANDING WARRANTS OR CONVERSION OF OUR OUTSTANDING CONVERTIBLE NOTES
IS SIGNIFICANT IN RELATION TO OUR CURRENTLY OUTSTANDING COMMON STOCK AND COULD
CAUSE DOWNWARD PRESSURE ON THE MARKET PRICE FOR OUR COMMON STOCK.

     Currently there are 3,333,333 shares underlying the Convertible Notes and
2,363,000 shares underlying our outstanding warrants. The number of shares of common stock registered for resale upon exercise of our outstanding warrants or conversion of our outstanding Convertible Notes is significant in relation to the number of shares of common stock currently outstanding. If those security holders determine to sell a substantial number of shares into the market at any given time, there may not be sufficient demand in the market to purchase the shares without a decline in the market price for our common stock. Moreover, continuous sales into the market of a number of shares in excess of the typical trading volume for our common stock, or even the availability of such a large number of shares, could depress the trading market for our common stock over an extended period of time.

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

ALTHOUGH OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS CONSIDERED EFFECTIVE
AS OF DECEMBER 31, 2009, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER
FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD
RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR
LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of fiscal year 2009 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

     We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 3,800 square feet pursuant to a lease expiring in September 2011. Monthly lease payments for such facility are approximately $4,600 per month. We believe that the space available in our current facilities is adequate to meet our current needs, although future growth may require that we occupy additional space. Our only other lease was for our
Florida office which was closed in May 2009.

ITEM 3. LEGAL PROCEEDINGS.

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of our business) and
InkSure Ltd. seeking a permanent injunction and damages at an estimated amount of NIS 500,000 (approximately $ 132,400 at the exchange rate as of December 31,
2009). The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (1) breach of a confidentiality agreement between the plaintiff and
Supercom; (2) unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure Ltd.; (3) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure Ltd.; and (4) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $34,400 at the exchange rate as of December 31, 2009), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of
NIS 65,000 (about $17,200 at the exchange rate as of December 31, 2009).

     Both the plaintiff and the defendants appealed the court's decision.

     On November 1, 2007, the Israeli Supreme Court ruled in favor of
Secu-Systems' appeal. This ruling accepts that InkSure and Supercom have breached the confidentiality agreement. Consequently, the appeal that had been filed by InkSure and Supercom was dismissed. The Supreme Court instructed that the case be returned to the District Court for determining the remedies to which
Secu-Systems was entitled.

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (approximately $
6,622,000 at the exchange rate as of December 31, 2009).

     On March 24, 2008, SuperCom (which changed its name to Vuance Ltd.)
provided us with an opinion of an external accounting expert according to which, the following conclusions can be drawn:

     a.   In light of the costs analysis, SuperCom had no economic profit from the sale of Inksure's shares.
     b.   The consideration received from the sale of InkSure's shares in 2002 incorporates the value of the cash flow of InkSure following the sale.
          Therefore, a calculation based upon both the sale price and the future cash flow of InkSure is not accurate and does not agree with customary accounting standards, since it calculates the factor of the future cash flow twice.
     c.   The examination of the outcome of InkSure's business activity from
          2002-2007, as reflected in its financial reports, shows that InkSure had not made any profit, and incurred losses during such period. The financial statements also reflect that InkSure had negative cash flow during these years, which was financed by bank loans and fund raising.

     On September 8, 2009, the District Court denied Secu-System's request to amend the sum for which it has sued. The only evidence that the court allowed
Secu-System to submit in order to prove damages is evidence which can show that the reports which previously submitted by InkSure are incorrect. The court ordered Secu-System to submit its evidence within 45 days. InkSure will be entitled to submit its evidence within 45 days thereafter. In December 2009, both parties filed their response to the court order.

     In light of the above, provided that the Inksure's reports are accepted by the court, we believe that no material amounts will be awarded to Secu-System in these proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
        PURCHASES OF EQUITY SECURITIES.

     The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of our common stock as reported by the Over the
Counter Bulletin Board under the symbol "INKS.OB" for the periods indicated.
Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      HIGH       LOW
                                                    --------   --------
FISCAL YEAR 2008
         1st Quarter                                $   0.74   $   0.34
         2nd Quarter                                $   0.44   $   0.16
         3rd Quarter                                $   0.39   $   0.11
         4th Quarter                                $   0.49   $   0.11

FISCAL YEAR 2009
         1st Quarter                                $   0.30   $   0.10
         2nd Quarter                                $   0.15   $   0.10
         3rd Quarter                                $   0.13   $   0.07
         4th Quarter                                $   0.13   $   0.07

FISCAL YEAR 2010
         1st Quarter (through February 15, 2010)    $   0.75   $   0.11

     As of February 15, 2010 there were approximately 50 holders of record of our common stock.

     We have not paid dividends on the common stock since inception and we do not intend to pay any dividends to our stockholders in the foreseeable future.
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

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.

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

     Our SmartInk (TM) solutions enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings.
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

     We are currently working on the development of next-generation RFID technology that is being designed to enable low-cost tagging of items. This RFID technology is being designed to permit "no line of sight" identification and to be suitable for a variety of applications, including authentication, supply chain and production floor management, proof of ownership, and life cycle information.

REVENUES

     We are currently concentrating on entering into and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects.
These projects involve high volume sales through multiple-year sales contracts.
In 2008-2009 fiscal years, approximately 77% and 86% of our revenues, respectively, were earned from customers located outside the United States

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

     We have not recorded any income tax benefit for net losses incurred for any period from inception to December 31, 2009. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in accordance with United States
Generally Accepted Accounting Principles, or US GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the consolidated financial
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

     REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with Staff Accounting Bulletin No. 104 (ASC 985-605), "Revenue
Recognition in Financial Statements," or SAB No. 104, when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable.
Delivery is considered to have occurred upon shipment of products. When and if a right of return exists, we defer revenues until the right of return expires.

     CONVERTIBLE NOTES AND WARRANTS TO ISSUE SHARES, Financial Accounting
Standards No. 157, "Fair Value Measurements" or FAS 157 (ASC820-10) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has applied FAS 157 prospectively as of the beginning of the year. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     Estimating fair values require subjective judgments and are approximate. We are required to estimate the fair value of our warrants that have been reclassified from equity upon initial adoption of EITF 07-5 (ASC815-40-15).
Valuation of options requires the use of assumptions among which are volatility, interest rate and the underlying share price. Our estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, nor of our underlying value. Changes in the assumptions could significantly affect the estimated fair value.

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

     DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that we have a history of losses, it is likely that the deferred tax will not be realized.

RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes located elsewhere in this Annual Report on Form
10-K. The financial statements have been prepared in accordance with US GAAP.

     This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

                               YEAR ENDED DECEMBER 31,

                                   2009      2008
                                   ----      ----

Revenues                            100%      100%
Cost of revenues                     11        23
                                   ----      ----
Gross profit                         89        77

Operating expenses:
Research and development             26        81
Selling and marketing                13        42
General and administrative           20        42
Amortization of goodwill              0        13
                                   ----      ----
Total operating expenses             59       178

Operating profit (loss)              30      (101)
Financial income (expense), net     (74)      (62)
Taxes on income
                                   ----      ----
Net loss                            (44)     (163)
                                   ====      ====

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008

     REVENUES. Revenues consist of gross sales of products. We are concentrating on entering and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants, increased by $1,177,000, or by 55%, to $3,335,000 in 2009 from $2,158,000 in
2008. This increase in revenues is mainly due to new deliveries to customers, primarily for one customer located in Europe.

     COST OF REVENUES. Cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues decreased by $131,000, or 26%, to
$373,000 in 2009, from $504,000 in 2008. The decrease in cost of revenues is mainly due to the delivery and use of certain SmartInk(TM) materials cheaper in
2009 versus 2008. Cost of revenues as a percentage of sales was 11% in 2009, compared with 23% in 2008. The decrease in cost of revenues as a percentage of sales is mainly due to more profitable sales mix in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. Research and development expenses decreased by
$879,000, or 50%, to $868,000 in 2009 from $1,747,000 in 2008. This decrease in research and development expenses is primarily related to the decrease in labor, subcontractors expenses and increase of grants from the Office of the Chief
Scientist of the Israeli Ministry of Industry & Trade, or OCS. Research and
development expenses for 2009 were reduced due to the receipt of grants in the amount of $905,000 from the OCS and from the European Commission versus a grant in the amount of $402,000 from OCS in 2008

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $482,000, or 53%, to $430,000 in 2009, from
$912,000 in 2008. This decrease in selling and marketing expenses was primarily due to a decrease in our sales force labor headcount and related costs, including shutting down our sales office in Florida, in May 2009.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses decreased by $252,000, or 28%, to $656,000 in 2009, from $908,000 in 2008. This decrease was primarily due to reduced non-cash share based payments under Statement of Financial Accounting Standard or SFAS No. 123(R) (ASC718-10) of $46,000 in 2009 compared to $155,000 in 2008 and a decrease of $143,000 in legal, insurance and other G&A expenses.

     FINANCIAL EXPENSE, NET. Financial expense, net, amounted to $2,476,000 in
2009, versus financial expense of $1,344,000 in 2008. The increase in financial expense for 2009 was primarily due to non-cash adjustment due to the outstanding principal of convertible notes and financial expense as a result of changes in the fair market value of the Convertible Notes calculated under SFAS No. 133
(ASC 815-10), totaled $1,914,000, compared to non-cash financial expense of
$882,000 in 2008; and interest expenses, net of $562,000 in 2009 compared to only $462,000 in 2008 due to higher debt principal and higher interest rates.

     NET LOSS. We had a net loss of $1,468,000 in 2009, compared with a net loss of $3,528,000 in 2008, which is a decrease of $2,060,000, or 58%. The decrease in net loss in 2009 in comparison with 2008 is due to an increase of $1,308,000 in our gross margin and a decrease of $1,884,000 in our operating expenses which is offset by increase of $1,132,000 in our financial expenses, net.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $20,942,000 as of December 31, 2009, and had negative working capital (current assets less current liabilities) of approximately $6,612,000 as of December 31, 2009. Losses may continue in the foreseeable future.

     Capital expenditures were approximately $15,000 in 2009 and $22,000 in
2008. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of December 31, 2009.

     As of December 31, 2009, we had cash, cash equivalents and short-term deposits of approximately $1,283,000, compared to $1,826,000 in 2008. This decrease is primarily due to payment on account of redemption of a portion of our convertible notes partially offset by $972,000 cash provided by operating activities.

     We generated positive cash flow from operating activities of approximately
$972,000 in 2009 compared to negative cash flow of $1,755,000 in 2008. The positive cash flow from operating activities in 2009 was primarily attributable to 2009 operating profit of $1,008,000 compared to a loss of $2,184,000 in 2008.

     We generated negative cash flow from investing activities of approximately
$15,000 in 2009 compared to $14,000 in 2008. The negative cash flow from investing activities in 2009 was primarily due to purchase of fixed assets for our facility in Israel.

     We generated negative cash flow from financing activities of approximately
$1,500,000 in 2009 compared to positive cash flow of $2,775,000 in 2008, the latter of which was due to the issuance of our convertible notes. The negative cash flow from financing activities in 2009 was attributable to the payment on account of redemption of a portion of our convertible notes.

     We believe that our existing cash together with the receipt of further customer orders will be sufficient to support our operations for the next twelve months if the holders of the Convertible Notes do not exercise their redemption rights. However there is no guarantee that such new further customer orders would be timely received by us. We do not currently have sufficient cash on hand to repay these notes if the holders demand redemption. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected long term business plans.

     THE CONVERTIBLE NOTES

     On September 30, 2005, we completed a private placement of convertible notes, in the aggregate principal amount of $6,000,000. The notes were interest-only, with interest payments due quarterly at the rate of 4% per year.
The convertible notes were unsecured and due on September 30, 2010; the investors had the ability to cause us to redeem the notes on September 30, 2009.
These notes were exchanged for new notes with the same terms in connection with the issuance of an additional new $3,000,000 in convertible notes issued on
April 9, 2008.

     On April 9, 2008, we completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000. The private placement resulted in gross proceeds of $3,000,000, of which $750,000 was placed in a cash collateral account to secure our obligations under the notes.

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "New Notes") each of which was convertible into shares of common stock at a conversion price of $0.60, subject to adjustment. The New
Notes were secured by our assets and the assets of our subsidiaries and were guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries were pledged as collateral to secure our obligations under the New Notes, the security agreements and related documents. The investors had the right to require us to redeem all or any portion of the outstanding principal amount of the New Notes in cash plus accrued but unpaid interest on or after September 30, 2009. We had the right to require the investors to convert all or any portion of the New Notes into shares of common stock upon the occurrence of certain conditions relating to the trading of our common stock.
Upon any such conversion, the investors were entitled to receive a pro rata amount of the cash remaining on deposit in the collateral account which we have established to secure interest payments under the New Notes based on the principal amount of the New Notes that we require to be converted. We also had the right to redeem the New Notes at any time by paying the buyers a premium of
5%-25% of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts in the collateral account; at the time of such redemption we also had the right to issue to the buyers warrants to purchase common stock, expiring September 30, 2010, at an exercise price of
$0.60. If we were to sell or license all or substantially all of the assets in our ink business, we were required to redeem the New Notes at 100% of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If we were to consummate a transaction that results in a change of control or other merger or reorganization or recapitalization, we were required to redeem the New Notes at 125% of their outstanding principal amount. The New
Notes were due on September 30, 2010, unless they are redeemed or converted earlier.

     In addition, we issued to the buyers warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

     We have reserved for issuance 130% of the common stock issuable upon conversion of the notes and exercise of the warrants. If such percentage of common stock cannot be reserved due to the lack of a number of authorized shares, our board of directors was required to take any actions necessary to increase the number of authorized shares, including holding a stockholders'
meeting with the purpose of authorizing such an increase.

     On January 19, 2010, we, together with a group of seven different investors, or the Investors, paid a total of $3,000,000 to all of the holders of our remaining $8,881,080 of the New Notes. An amount of $1,000,000 of the funds was provided by us from available cash, and the balance of $2,000,000 was provided by the Investors. As a result of the transaction, $6,881,080 of the New
Notes were retired. The balance of $2,000,000 remains outstanding in accordance with the terms of the New Notes. In addition, as part of the transaction, we and the noteholders exchanged mutual releases, all of our Series B-1 and Series B-2
Warrants issued in the names of the noteholders, which were exercisable for an aggregate of 15,000,000 shares of our common stock, were cancelled, and our
Series A Warrants issued in the name of one of the noteholders, which were exercisable for an aggregate of 3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of
$0.15 per share. We are in process to complete soon a private placement which, if closed, will result in the retirement of the $2,000,000 in New Notes that remain outstanding.

     PAST PERIOD NEGATIVE CASH FLOWS AND LOSSES

     During past periods we have incurred substantial losses and negative cash flows from operating activities. In addition, we received nearly $9,000,000 in convertible notes, which if would have been matured, would have required us to obtain additional capital. Accordingly, our previous consolidated financial statements (including those filed with our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the
3-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009) have been presented on the basis that we will continue as a going concern. On January
19, 2010, group of investors paid, together with us an amount of $3,000,000 to our note holders and as a result $6,881,080 of our New Notes were retired. In addition, during 2009 we have generated $972,000 from operating activities. We therefore believe that our existing resources, together with further cash generated from operating activities will be sufficient to support our operations for at least 12 months.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments as of December 31, 2009 principally include obligations associated with our offices lease obligations and the lease of several automobiles. As of December 31, 2009, our future obligations totaled $96,000. See Note 8 to the Consolidated Financial
Statements. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     OFF BALANCE SHEET ARRANGEMENTS

     None.

     RECENT ACCOUNTING PRONOUNCEMENTS

     ASU 2009-13

     In October 2009, the FASB issued "Accounting Standards Update, or ASU
2009-13, "Multiple Deliverable Revenue Arrangements a consensus of EITF"
(formerly Topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update will also replace the term "fair value" in the revenue allocation guidance with the term "selling price" in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

     The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price.

     The update will be effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements and Notes thereto can be found beginning on page
F-1, "Index to Consolidated Financial Statements," following Part III of this
Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the
end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on
Form 10-K was being prepared.

     (b) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. We have evaluated our internal control over financial reporting as of the end of our fourth fiscal quarter. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management, including our Acting Chief Executive Officer and Chief
Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009.

     This assessment includes (a) evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

     Our assessment was conducted in accordance with criteria set forth by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the
Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of February 15, 2010:

NAME                           AGE      POSITION
----                           ---      --------

EXECUTIVE OFFICERS
 Yaron Meerfeld                50       Acting Chief Executive Officer and
                                        Director
 Tzlil Peker                   43       Chief Financial Officer, Vice President,
                                        Secretary and Treasurer
NON-EMPLOYEE DIRECTORS
 Gadi Peleg                    35       Chairman
 Alon Raich                    34       Director
 David W. Sass                 74       Director
 Pierre L. Schoenheimer        76       Director
 Randy F. Rock                 58       Director

     YARON MEERFELD joined us in November 2001 as chief executive officer and as a director. On May 2005, he resigned as the chief executive officer and was appointed as our chief operating officer and currently serves as our acting chief executive officer since June 16, 2008. Prior to joining us, Mr. Meerfeld developed expertise in authentication and multi-layered security systems for documents, passports, ID cards and smart cards as managing director of Kromotek,
Inc. and as the Vice President for Sales and Marketing at SuperCom Ltd. Mr.
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

     GADI PELEG joined us in August 2008 as a director. On February 3, 2010, Mr.
Peleg was appointed as our Chairman of the Board. Since May 2003, Mr. Peleg has
been the president of Cape Investment Advisors, Inc., a private investment firm.
Mr. Peleg also serves on the board of directors of Atelier 4, Inc., a logistics firm specializing in the care and transport of fine art and antiquities, which he joined in November 2005. Mr. Peleg received his BS from Columbia School of
Engineering and Applied Science in 1997 and completed the Harvard Owner,
President, Manager Program in 2008.

     ALON RAICH joined us in December 2009. Mr. Raich is a Certified Public
Accountant admitted to practice in Israel since 2004. In 2005 he joined ICTS
International NV, a Dutch company, as a Controller, and since 2008 acts as its
Chief Financial Officer. Between the years 2001 - 2005 Mr. Raich worked in the accounting firm, Kesselman & Kesselman, PriceWaterhouseCoopers (PwC). Mr. Raich
holds a B.A. in economics and accounting from Bar Ilan University, Israel and an
M.A. in law from Bar-Ilan University, Israel.

     DAVID W. SASS joined us in February 2003 as director. Mr. Sass is a director and officer of other private companies. For the past 49 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS
International N.V., a prominent aviation security company listed on The Nasdaq
Stock Market (NASDAQ: ICTS), and an honorary trustee of Ithaca College. Mr. Sass holds a B.A. from Ithaca College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law.

     PIERRE L. SCHOENHEIMER has been one of our directors since August 2006. Mr.
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

     RANDY F. ROCK has been one of our directors since February 2007. He serves as a partner at G.C. Andersen Partners, LLC, an independent merchant bank that advises and invests in emerging growth and middle market companies. Mr. Rock has over 25 years of investment experience in capital-raising, complex restructuring and advisory services for a broad range of companies, both in size and industry.
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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10%
beneficial owners were filed on a timely basis

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

CORPORATE GOVERNANCE

     AUDIT COMMITTEE. During the fiscal year ended December 31, 2009, we had 4 meetings of our Audit Committee. The Audit Committee currently has two members:
Messrs. Alon Raich (Chairman), Randy F. Rock. The Audit Committee has the
authority to retain and terminate the services of the our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.
All members of the Audit Committee satisfy the current independence standard promulgated by the SEC, as such standards apply specifically to members of audit committees. The board of directors has determined that Alon Raich and Randy F.
Rock are "audit committee financial experts" as the SEC has defined that term in
Item 407 of Regulation S-K of the Securities Act.

     We do not have a standing nominating committee. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. The entire board of directors currently operates as the nominating committee for us. There is no formal process or policy that governs the manner in which we identify potential candidates for the board of directors. Historically, however, the board of directors has considered several factors in evaluating candidates for nomination to the board of directors, including the candidate's knowledge of the company and its business, the candidate's business experience and credentials, and whether the candidate would represent the interests of all the company's stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of board of directors nominees recommended by our stockholders. However, the board of directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the board of directors should do so in writing to us at P.O. Box 7006, Audubon, Pennsylvania, Attn:
Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and had annual total compensation greater than $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to
(ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year.

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2009 and 2008 to our Acting Chief Executive Officer and
to two most highly compensated employees

                                                                                        OPTION
                                                                                        AWARDS       ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR    SALARY ($)  BONUS ($)  ($)(1)    COMPENSATION ($)  TOTAL ($)
---------------------------------------------------    -------    -------    -------    -------       -------       -------

Yaron Meerfeld,
ACTING CHIEF EXECUTIVE OFFICER                            2008    185,000     30,000     47,405        17,000(2)    281,405
                                                          2009    172,445     30,000     23,537        17,047(2)    243,029

Viktor Godlovsky
SALES DIRECTOR FOR EUROPE                                 2008     48,956          -        803        12,768(2)     62,527
                                                          2009    104,522          -        710        11,407(2)    116,639

Ehud Zorea
R&D MANAGER                                               2008    124,844          -      9,464        15,554(2)    149,862
                                                          2009    108,043          -      4,257        12,679(2)    124,979

(1) Options awards costs are measured according to SFAS No. 123 (revised 2004)
(ASC718-10), "Share-Based Payment" (SFAS No. 123R). For a disclosure of the assumptions made in the valuation of the options awards please refer to the
Notes in our Consolidated Financial Statements under Item 15 of this Annual
Report on Form 10-K.

(2) For use of company car.

EMPLOYMENT AGREEMENTS

     On July 1, 2008, our board of directors appointed Yaron Meerfeld to the position of acting chief executive officer. Mr. Meerfeld remains one of our directors. Mr. Meerfeld has an employment agreement with us. The agreement provides for an annual base salary of $142,000, plus customary payments that are made to employees in Israel and the use of a company automobile and coverage of automobile taxation. Mr. Meerfeld may terminate the agreement on 180 days' prior written notice and we may terminate the agreement on 270 days' prior written notice, provided that we may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, reimbursement of expenses and confidentiality.

     On April 23, 2008, we entered into an employment agreement with Tzlil
Peker, our chief financial officer, secretary and treasurer. The agreement for half-time position provides for an annual salary of $63,000, plus customary payments that are made to employees in Israel. Mr. Peker may terminate the agreement on 60 days' prior written notice and we may terminate the agreement on
60 days prior written notice, provided that we may terminate the agreement without prior notice upon the occurrence of certain events constituting justifiable cause. The agreement also contains customary provisions with respect to benefits, contribution for pension funds, reimbursement of expenses and confidentiality.

     Our officers, like our employees, are entitled to "Dmey Havra'a" as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra'a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.53% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such officer. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee's salary. InkSure Ltd. pays a monthly amount up to 7.5% of each employee's salary to an educational fund in the name of such officer. Each officer pays a monthly amount to such fund equal to 2.5% of such employee's salary.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2009 for each of our named executive officers.

                                Number              Number of
                                  of                Securities
                              Securities            Underlying
                              Underlying       Unexercised Options
                         Unexercised Options           (#)                                    Option
                                 (#)              Unexercisable         Option Exercise     Expiration
        Name                 Exercisable               (2)                 Price ($)           Date
---------------------      ---------------       ---------------         ---------------   ---------------
         (a)                     (b)                   (c)                    (e)               (f)

Yaron Meerfeld (1)(5)           80,000                                       2.56            1/12/2011
                                66,667              33,333 (3)               1.72            7/26/2012
                                50,000              50,000 (4)               0.30             7/1/2013

Ehud Zorea (7)                  20,000                                       2.00            1/30/2012
                                15,000              15,000 (6)               0.30             7/3/2013

Viktor Godlovsky (8)             6,000                                       2.56            1/12/2011
                                20,000                                       0.89            11/4/2012
                                15,000              15,000 (6)               0.30             7/3/2013

(1)  The options were granted pursuant to our 2002 Employee, Director and
     Consultant Stock Option Plan.

(2)  The outstanding option agreements issued under our 2002 Employee, Director and Consultant Stock Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

(3)  Will vest on July 26, 2010.

(4)  Will vest on July 1, 2010.

(5)  On January 22, 2010, all of Mr. Meerfeld's options were cancelled and replaced by 1,450,000 new stock options at exercise price of $0.125.

(6)  Will vest on July 3, 2010.

(7)  On January 22, 2010, all of Mr. Zorea's options were cancelled and replaced by 400,000 new stock options at exercise price of $0.125.

(8)  On January 22, 2010, all of Mr. Godlovsky's options were cancelled and replaced by 400,000 new stock options at exercise price of $0.125.

                          DIRECTOR COMPENSATION (1)(4)

                             Fees Earned or       Option
                              Paid in Cash         Awards          Total
           Name                   ($)               ($)             ($)
            (a)                   (b)               (c)             (f)
----------------------        -----------       -----------      -----------
      Gadi Peleg              $100,000(2)            -           $100,000
      Alon Raich                   -                 -               -
     David W. Sass                 -                 -               -
Pierre L. Schoenheimer             -                 -               -
     Randy F. Rock                 -                 -               -
   Phillip M. Getter          $ 50,020(3)            -           $ 50,020
     Elie Housman                  -                 -               -

(1)  Mr. Meerfeld's compensation is included in the Summary Compensation Table above.

(2)  On February 4, 2010, the board of directors approved $100,000 fees to be paid to Mr. Peleg per annum. Additionally the board approved $100,000 fees to be paid retroactively for his service as Acting Chairman of the Board in
     2009.

(3)  On June 16, 2008, our board of directors appointed Philip M. Getter, one of our directors, to the position of Chairman of the Board (non-executive).
     Mr. Getter received $10,000 on a monthly basis plus reasonable out-of-pocket expenses for his service as chairman of the board.
     Additionally, on June 16, 2008, Mr. Getter was granted an option to purchase 305,000 shares of our common stock, which options expire five years from the date of grant and are exercisable at a price per share of
     $0.30. Mr. Getter served as a chairman of the board until June 22, 2009.
     Mr. Getter's options, which were never exercised, expired ninety days after his retirement as a chairman of the board.

(4)  On February 4, 2010, the board of directors approved $15,000 fees to be paid to each non-employee director of the company (to be paid quarterly) in connection with their service in 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of February 15, 2010, concerning the beneficial ownership of voting securities of (i) each current member of the board of directors, (ii) the executive officers included in the
Summary Compensation Table above, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

     As of February 15, 2010, we had 16,472,968 shares of common stock outstanding.

                                                       AMOUNT OF SHARES       PERCENTAGE
                                                     BENEFICIALLY OWNED(1)       OWNED
                                                        -------------       -------------

DIRECTORS AND EXECUTIVE OFFICERS**

Yaron Meerfeld (2)                                           848,094             5.0%
Alon Raich                                                         -                *
Pierre L. Schoenheimer (4)                                   282,500             1.7%
Randy F. Rock (5)                                             40,000                *
David W. Sass (3)                                             47,353                *
Gadi Peleg (6)                                               500,000             3.0%
 Viktor Godlovsky (7)                                        100,000                *
Ehud Zorea (7)                                               100,000                *
Executive officers and directors as a group (9 persons)    1,967,947            10.7%

5% STOCKHOLDERS

ICTS International N.V. and affiliates (8)                 4,515,555            27.4%
James E. Lineberger and affiliates (9)                     1,075,386             6.5%

---------------------------------
*    Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.
**   Except as otherwise indicated, the address of each beneficial owner is c/o
     InkSure Technologies Inc., P.O. Box 7006, Audubon, Pennsylvania, 19407.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of February 15, 2010. Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.
(2) Includes 362,500 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of February 15,
2010.
(3) Includes 40,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of February 15, 2010.
(4) Consists of 242,500 shares of common stock held by Plampton Ltd., of which
Mr. Schoenheimer is a majority shareholder and 40,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of February 15, 2010.
(5) Consists of 40,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of February 15,
2010.
(6) Consists of 500,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of February 15,
2010.
(7) Consists of 100,000 shares of common stock underlying options and warrants which are currently exercisable or exercisable within 60 days of February 15,
2010.
(8) Includes 544,118 shares of Common Stock beneficially owned by ICTS-USA,
Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,095,218 shares of
Common Stock beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, Inc.; and 876,219 shares of Common Stock owned by ICTS International N.V. ICTS Information Systems, B.V. and ICTS
International N.V.'s address is Biesboch 225, 1181 JC Amstelveen, Netherlands.
(9) Includes 569,930 shares of Common Stock held by Irrevocable Trust of James
E. Lineberger u/a 12/17/98, 320,456 shares of Common Stock held by L & Co.,
LLC and 185,000 shares of Common Stock held by James E Lineberger, as originally disclosed on that Schedule 13D/A filed on February 11, 2010.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2009. Our stockholder approved equity compensation plan consists of the 2002 Employee, Director and Consultant
Stock Option Plan. Under this plan, we grant options in order to attract and retain employees, directors, officers and certain consultants. Such options become exercisable under vesting schemes as approved by the board or by the compensation committee, if delegated by the board. Normally, the options are vested ratably as long as the optionee still serves with the Company and expire after five years from the grant date. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

                                                                                                  NUMBER OF SECURITIES
                                                                                                  REMAINING AVAILABLE
                                      NUMBER OF SECURITIES                                        FOR FUTURE ISSUANCE
                                       TO BE ISSUED UPON             WEIGHTED-AVERAGE        UNDER EQUITY COMPENSATION PLANS
                                    EXERCISE OF OUTSTANDING         EXERCISE PRICE OF                  (EXCLUDING
                                       OPTIONS, WARRANTS           OUTSTANDING OPTIONS,         SECURITIES REFLECTED IN
PLAN CATEGORY                              AND RIGHTS               WARRANTS AND RIGHTS                 COLUMN (A))
------------------------------          ----------------            ----------------               ----------------
                                              (A)                          (B)                             (C)

Equity compensation plans
   approved by security holders                1,014,083                 $    1.05                        2,433,355
Equity compensation plans not
   approved by security holders                  180,000                 $    1.58                                0
                                        ----------------                                           ----------------
   TOTAL                                       1,194,083                                                  2,433,355

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

     Our Audit Committee reviews and approves in advance all related-person transactions. There have been no transactions during fiscal year 2009 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates or with any "related person" as the SEC has defined that term in Item 404 of Regulation S-K promulgated under the
Securities Act.

     On January 19, 2010, we, together with a group of seven different investors, or the Investors, paid a total of $3,000,000 to all of the holders, or the Noteholders of our $8,881,080 Senior Secured Convertible Notes, or the
Notes. An amount of $1,000,000 of the funds was provided by us from available cash, and the balance of $2,000,000 was provided by the Investors. As a result of the transaction, $6,881,080 of the Notes were retired. The balance of
$2,000,000 remains outstanding in accordance with the terms of the Notes. In addition, as part of the transaction, we and the Noteholders exchanged mutual releases, all of the Company's Series B-1 and Series B-2 Warrants issued in the names of the Noteholders, which were exercisable for an aggregate of 15,000,000 shares of our common stock, were cancelled, and our Series A Warrants issued in the name of one of the Noteholders, which were exercisable for an aggregate of
3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of $0.15 per share. Yaron
Meerfeld, Acting Chief Executive Officer and Director, Pierre Schoenheimer,
Director, Peleg Investment Management LLC (in which Gadi Peleg is a majority shareholder) were each part of the group of Investors, contributing $175,000,
$500,000, and $500,000, respectively. Each of the aforementioned parties were also assignees, for the amounts each paid to the Noteholders, of a $3,000,000
Senior Secured Convertible Note from us to Smithfield Fiduciary LLC and Guaranty from us to Smithfield Fiduciary LLC. In addition, Leonard Lichter who was part of the Investors, contributing $25,000, also provided legal services to us in connection of this transaction. As of December 31, 2009, we accrued $40,000 in legal fees for this service of which we prepaid $20,000 by December 31, 2009. In addition, the Irrevocable Trust of James E. Lineberger u/a 12/17/98, which is controlled by James Lineberger and affiliates, a 5% stockholder in the Company, held $300,000 worth of the Notes, 500,000 Series B-1 Warrants, and was allocated
$101,339 of the purchase price.

DIRECTOR INDEPENDENCE

     As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. Nonetheless, of the six directors currently serving on the board of directors, we believe that David W. Sass, Pierre L Schoenheimer, Randy F. Rock and Alon Raich are
independent directors within the meaning of NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPLE ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional audit services rendered by
Brightman Almagor & Co., CPA, a member firm of Deloitte Touche Tohmatsu, or
BAC for the audit of our annual financial statements for the years ended
December 31, 2009 and December 31, 2008 and fees billed for other services rendered by BAC during the same period. The following table also reflects fees for certain services related to tax compliance in Israel and reporting rendered by BAC during the fiscal years ended December 31, 2009 and December 31, 2008.

                   FISCAL YEAR ENDED  FISCAL YEAR ENDED
                   DECEMBER 31, 2009  DECEMBER 31, 2008
                   -----------------  ----------------

Audit fees(1)             $28,000         $30,000
Audit related fees        $     0         $     0
Tax fees                  $     0         $     0
All other fees            $     0         $     0
                          =======         =======
Total                     $28,000         $30,000

----------

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

     Consistent with SEC policies regarding auditor independence, our Audit
Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

     Prior to engagement of the independent registered public accounting firm for the next year's audit, management will submit an estimate of fees for the services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

     1.   AUDIT services include audit work performed in the preparation of financial statements, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

     2.   AUDIT-RELATED services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

     3.   TAX services include services related to tax compliance, tax planning and tax advice.

     4.   OTHER FEES are those associated with services not captured in the other categories.

     Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.
During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit
Committee requires specific pre-approval before engaging the independent registered public accounting firm.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all the above listed fees in accordance with its policy.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.    DESCRIPTION

3.1            Certificate of Change in Number of Authorized Shares of Class
               and Series(previously filed as exhibit 3.1 to our Current
               Report on Form 8-K on November 8, 2002).

3.2            Certificate of Amendment of Articles of Incorporation (previously filed as exhibit 3.2 to our Current Report on Form 8-K on
               November 8, 2002).

3.3            Articles of Incorporation of the Company (previously filed as exhibit 3.1 to our General Form of Registrants of Securities of
               Small Business Issuers filed on Form 10-SB on June 10, 1998).

3.4            By-Laws (previously filed as exhibit 3.2 to our General Form of
               Registrants of Securities of Small Business Issuers on Form 10-SB
               on June 10, 1998).

3.5            Amendment to By-Laws (previously filed as exhibit 3.4 to our
               Quarterly Report on Form 10-QSB on November 14, 2002).

3.6            Amendment to the By-Laws (previously filed as exhibit 3.1 to our
               Current Report on Form 8-K on April 4, 2008).

4.1            Form of Amended and Restated Senior Secured Convertible Note
               (previously filed as exhibit 4.1 to our Current Report on Form
               8-K on April 9, 2008)

4.2            Form of Senior Secured Convertible Note (previously filed as exhibit 4.2 to our Current Report on Form 8-K on April 9, 2008)

4.3            Form of Series A, Series B-1 and Series B-2 Warrant (previously filed as exhibit 4.3 to our Current Report on Form 8-K on April
               9, 2008)

4.4            Assignment of Senior Secured Convertible Note (previously filed as exhibit 10.2 to our Current Report on Form 8-K on January
               21, 2010).

4.5            First Amendment to Series A Warrant (previously filed as exhibit
               4.1 to our Current Report filed on Form 8-K on January 21, 2010).

10.1*          2002 Employee, Director and Consultant Stock Option Plan
               (previously filed as exhibit 10.1 to our Quarterly Report on Form
               10-QSB filed on November 14, 2002).

10.2*          Employment Agreement, dated April 13, 2008, between the Company and Tzlil Peker (previously filed as exhibit 10.1 to our
               Quarterly Report on Form 10-Q on May 15, 2008).

10.3           Registration Rights Agreement, dated as of September 30, 2005, by and among the Company and the investors listed therein
               (previously filed as exhibit 10.2 to our Current Report on Form
               8-K on October 30, 2005).

10.4           Settlement and Release Agreement dated as of January 14, 2008, by and between L&Co., LLC, The irrevocable Trust of James
               E. Lineberger u/a 12/1/98, James E. Lineberger and InkSure
               Technologies Inc. (previously filed as exhibit 10.1 to our
               Current Report on Form 8-K on January 16, 2008).

10.5           Form of Amendment, Exchange and Purchase Agreement, dated April
               8, 2008 (previously filed as exhibit 10.1 to our Current Report on Form 8-K on April 9, 2008)

10.6          Security Agreement, dated April 8, 2008 (previously filed as exhibit 10.2 to our Current Report filed on Form 8-K on April 9,
              2008)

10.7          Form of Lock-up Agreement, dated April 8, 2008 (previously filed as exhibit 10.3 to our Current Report filed on Form 8-K on April
              9, 2008)

10.8          Employment Agreement, effective as of July 1, 2008, between the
              Company and Yaron Meerfeld (previously filed as exhibit 10.1 to our Current Report on Form 8-K on August 21, 2008).

21.1          Subsidiaries of the Registrant (previously filed as exhibit 21.1 to our Annual Report on Form 10-KSB filed on March 31, 2003).

23.1          Consent of Brightman Almagor & Co., Certified Public
              Accountants, a member firm of Deloitte Touche Tohmatsu.**

31.1          Rule 13-14(a) Certification of Acting Chief Executive Officer.**

31.2          Rule 13-14(a) Certification of Chief Financial Officer **

32.1          Section 1350 Certifications of Acting Chief Executive and Chief
              Financial Officers.* **

* Management contract or compensatory plan or arrangement

** Filed herewith.

*** Furnished herewith.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2009

                            U.S. DOLLARS IN THOUSANDS

                                      INDEX

                                                                        PAGE
                                                                        -----

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-4

Statements of Changes in Stockholders' deficiency                        F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                            F-7 - F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             TO THE STOCKHOLDERS OF
                            INKSURE TECHNOLOGIES INC.

We have audited the accompanying consolidated balance sheets of InkSure
Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2009, and 2008 and the related consolidated statements of operations, stockholders'
capital Deficiency and cash flows for each of the two years in the period ended
December 31, 2009. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2009, and 2008 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United states of
America

/s/ BRIGHTMAN ALMAGOR ZOHAR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER FIRM OF DELOITTE TOUCHE TOHMATSU

Tel-Aviv, Israel
February 26, 2010

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                              DEC 31,      DEC.31,
                                                                                               2009         2008
                                                                                             --------     --------
                                                                                              AUDITED     AUDITED
                                                                                             --------     --------
       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                               $  1,283     $  1,826
     Restricted Cash                                                                            1,513          365
     Trade receivables                                                                            371          104
     Other accounts receivable and prepaid expenses (note 3)                                       91           73
     Deferred charges                                                                               -          400
     Inventories (note 4)                                                                         193          322
                                                                                             --------     --------

TOTAL CURRENT ASSETS                                                                            3,451        3,090

PROPERTY AND EQUIPMENT, NET (NOTE5)                                                               211          279
LONG TERM DEPOSIT                                                                                   -            9
                                                                                             --------     --------

TOTAL ASSETS                                                                                 $  3,662     $  3,378
                                                                                             ========     ========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Trade payables                                                                          $    248     $    225
     Employees and payroll accruals                                                               164          133
     Accrued expenses and other payables                                                          770          648
     Convertible notes, net (note 7)                                                            8,881        7,087
                                                                                             --------     --------

TOTAL CURRENT LIABILITIES                                                                      10,063        8,093

Warrants to issue shares                                                                          598            -
Commitments and other contingent liabilities (note 8)                                               -            -

TOTAL LIABILITIES                                                                              10,661        8,093
                                                                                             --------     --------

STOCKHOLDERS' DEFICIENCY:
Capital Stock (note 9):
    Preferred stock of $0.01 par value  - Authorized: 10,000,000 shares; Issued and
    outstanding: 0 shares as of December 31, 2009 (0 shares as of December 31, 2008)                -            -
    Common stock of $ 0.01 par value - Authorized: 50,000,000; Issued and outstanding:
    16,472,968 shares as of December 31, 2009 (16,472,968 shares as of December 31, 2008)         164          164
   Additional paid-in capital                                                                  13,661       16,708
   Accumulated other comprehensive income                                                         118          118
   Accumulated deficit                                                                        (20,942)     (21,705)
                                                                                             --------     --------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                 (6,999)      (4,715)
                                                                                             --------     --------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIENCY                                              $  3,662     $  3,378
                                                                                             ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                       2 0 0 9          2 0 0 8
                                                                    ------------     ------------

Revenues (Note 12)                                                  $      3,335     $      2,158
Cost of revenues                                                             373              504
                                                                    ------------     ------------

GROSS PROFIT                                                               2,962            1,654
                                                                    ------------     ------------

Operating expenses:
  Research and development, net                                              868            1,747
  Selling and marketing                                                      430              912
  General and administrative                                                 656              908
  Impairment of Goodwill                                                       -              271
                                                                    ------------     ------------
Total operating expenses                                                   1,954            3,838
                                                                    ============     ============

Operating profit (loss)                                                    1,008           (2,184)
                                                                    ------------     ------------

Financial expense, net                                                      (562)            (462)
Financial  expenses related to convertible notes                          (1,914)            (882)
                                                                    ------------     ------------
Total financial expenses, net (Note 11)                                   (2,476)          (1,344)
                                                                    ------------     ------------

Net loss before taxes                                                     (1,468)          (3,528)
Taxes on income                                                                -                -
                                                                    ------------     ------------

Net loss                                                            $     (1,468)    $     (3,528)
                                                                    ------------     ------------

Basic and diluted net loss per share                                $      (0.09)    $      (0.21)
                                                                    ============     ============

Weighted average number of Common stocks used in computing basic
and diluted net loss per share                                        16,472,968       16,383,487
                                                                    ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)
                                                                                                 ACCUMULATED
                                                                        ADDITIONAL    DEFERRED      OTHER                     TOTAL
                                                               SHARE     PAID-IN     STOCK-BASED COMPREHENSIVE ACCUMULATED STOCKHOLDERS'
                                                              CAPITAL    CAPITAL    COMPENSATION    INCOME      DEFICIT     DEFICIENCY
                                                             --------    --------     --------     --------    --------     --------

BALANCE AS OF JANUARY 1, 2006                                $    152    $ 12,160          (12)    $    118    $(11,987)    $    431

Stock based compensation                                            -         891            -            -           -          891
Amortization of deferred stock based compensation                   -           -           12            -           -           12
Exercise of 380,723 warrants into 354,442 ordinary shares           4         186            -            -           -          190
Exercise of 249,283 options into 249,283 ordinary shares            2         249            -            -           -          251
Net loss                                                            -           -            -            -      (3,112)      (3,112)
                                                             --------    --------     --------     --------    --------     --------

BALANCE AS OF DECEMBER 31, 2006                              $    158    $ 13,486            -     $    118    $(15,099)    $ (1,337)

Stock based compensation                                            -         536            -            -           -          536
Exercise of 253,181 warrants into 137,655 ordinary shares           2         131            -            -           -          133
Exercise of 97,833 options into 97,833 ordinary shares              1         126            -            -           -          127
Net loss                                                            -           -            -            -      (3,078)      (3,078)
                                                             --------    --------     --------     --------    --------     --------

BALANCE AS OF DECEMBER 31, 2007                              $    161    $ 14,279            -     $    118    $(18,177)    $ (3,619)
                                                             ========    ========     ========     ========    ========     ========

Stock based compensation                                            -         159            -            -           -          159
Issuance of 179,696 ordinary shares in dispute settlement           2          (2)           -            -           -            -
Conversion of senior secured convertible notes                      1         117            -            -           -          118
Beneficial conversion feature of convertible notes                  -       2,155            -            -           -        2,155
Net loss                                                            -           -            -            -      (3,528)      (3,528)
                                                             --------    --------     --------     --------    --------     --------

BALANCE AS OF DECEMBER 31, 2008                              $    164    $ 16,708            -     $    118    $(21,705)    $ (4,715)

Stock based compensation                                            -          61            -            -           -           61
initial adoption of ASC815-40-15 warrants to issue shares           -      (3,108)           -            -       2,231         (877)
Net loss                                                            -           -            -            -      (1,468)      (1,468)
                                                             --------    --------     --------     --------    --------     --------

BALANCE AS OF DECEMBER 31, 2009                              $    164    $ 13,661            -     $    118    $(20,942)    $ (6,999)
                                                             ========    ========     ========     ========    ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                         -------------------
                                                                                         2 0 0 9     2 0 0 8
                                                                                         -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $(1,468)    $(3,528)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                                483         305
Decrease (increase) in restricted cash balances                                              352        (365)
Decrease (increase) in trade receivables                                                    (267)        350
Non cash financial expenses related to convertible notes, net                              1,794         670
Decrease (increase) in other accounts receivable and prepaid expenses                         (9)        152
Decrease in inventories                                                                      129          77
Increase (decrease) in trade payables                                                         23         (59)
Increase (decrease) in employees and payroll accruals                                         31         (72)
Non cash financial expenses related to warrants to issue shares                             (279)          -
Non cash financial expenses related to implementation of SFAS No. 123 (R) (Topic 718)         61         159
Amortization of Goodwill                                                                       -         271
Increase in accrued expenses and other payables                                              122         286
                                                                                         -------     -------
NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                                          972      (1,755)
                                                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                           (15)        (22)
Proceeds from short-term bank deposits                                                         -           8
                                                                                         -------     -------
NET CASH USED BY INVESTING ACTIVITIES                                                        (15)        (14)
                                                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on account of redemption of convertible notes                                     (1,500)          -
Issuance of convertible notes, net                                                             -       2,775
                                                                                         -------     -------
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                                       (1,500)      2,775
                                                                                         =======     =======

Increase (decrease) in cash and cash equivalents                                            (543)      1,006
Cash and cash equivalents at the beginning of the year                                     1,826         820
                                                                                         -------     -------
Cash and cash equivalents at the end of the year                                         $ 1,283     $ 1,826
                                                                                         =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - GENERAL

     A.   InkSure Technologies Inc., and its subsidiaries, together, the
          Company, was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, InkSure Technologies Inc. effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware)
          Inc., which was incorporated as of June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereupon renamed itself InkSure Technologies Inc.

          The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from
          counterfeiting, fraud and diversion. During 2009, the Company generated most of its revenues from major customers (see also Note
          12).

          The Company conducts its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies
          Inc.) (as of December 31, 2009, IST Operating Inc. is inactive);
          InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in
          March 2000 (as of December 31, 2009, InkSure RF Inc. is inactive).

     B.   As reflected in the accompanying financial statements, the Company's operations for the year ended December 31, 2009, resulted in a net loss of $1,468,000 and an increase in net stockholders' deficit to
          $6,999,000. The Company had a negative working capital (current assets less current liabilities) of approximately $6,612,000.

     C.   On January 19, 2010, we, together with a group of seven different investors,or the Investors, paid a total of $3,000,000 to all of the holders, or the Noteholders of our $8,881,080 Senior Secured
          Convertible Notes, or the Notes. An amount of $1,000,000 of the funds was provided by us from available cash, and the balance of $2,000,000 was provided by the Investors. As a result of the transaction,
          $6,881,080 of the Notes were retired. The balance of $2,000,000 remains outstanding as a secured senior obligation to the Investors in accordance with the terms of the Notes. In addition, as part of the transaction, we and the Noteholders exchanged mutual releases, all of our Series B-1 and Series B-2 Warrants issued in the names of the
          Noteholders, which were exercisable for an aggregate of 15,000,000 shares of our common stock, were cancelled, and our Series A Warrants issued in the name of one of the Noteholders, which were exercisable for an aggregate of 3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of $0.15 per share. We are in progress to complete a private placement soon which, if closed, will result in the retirement of the $2,000,000 in Notes that remain outstanding.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with
     United States generally accepted accounting principles, or U.S. GAAP.

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

     B.   FINANCIAL STATEMENTS IN U.S. DOLLARS:

          A majority of the U.S. subsidiary's sales is made in U.S. dollars. In addition, a substantial portion of the U.S. subsidiary costs is incurred in dollars and the majority of the expenses of the Israeli subsidiary is paid in new Israeli shekels, or NIS; however, most of the expenses are denominated and determined in U.S. dollars. The
          Company's management believes that the dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

          Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into U.S. dollars in accordance with ASC Topic
          830 "Foreign Currency Matters".. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

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
                                                 -------------------------------

          Computers and peripheral equipment     3-5
          Office furniture and equipment         5-17
          Leasehold improvements                 Over the shorter of the term of
                                                 the lease or the life of the
                                                 asset

     G.   GOODWILL:

          Goodwill represents excess of the costs over the fair value of net assets of businesses acquired. ASC 350-20 "Goodwill", goodwill acquired in a business combination on or after July 1, 2001, was written off during the fourth quarter of 2008.

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

     H.   IMPAIRMENT OF LONG-LIVED ASSETS

          The Company's long-lived assets and certain identified intangibles are reviewed for impairment in accordance with ASC 360-10 "Property,
          Plant, and Equipment" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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

          Revenues from product sales are recognized in accordance with ASC
          Topic 605 "Revenue Recognition", when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. The Company does not grant a right of return to its customers.

          Revenues from certain arrangements may include multiple elements within a single contract. The Company's accounting policy complies with ASC 605-25 "Multiple-Element Arrangements", relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

          In cases where the Company has partial delivery at the cut off dates and no fair value exist for the undelivered elements revenues are being deferred and recognized only at the point where the entire arrangement has been delivered.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

     L.   BASIC AND DILUTED NET LOSS PER SHARE:

          Basic and diluted net loss per share is presented in accordance with
          ASC Topic 260 "Earnings Per Share" for all periods presented. Basic and diluted net loss per share of common stock was determined by dividing net loss attributable to common stock holders by weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for all periods presented as the effect of the Company's potential additional shares of common stock were anti-dilutive.

          All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options, warrants and convertible debt excluded from the calculations of diluted net loss per share was 23,294,082 and 19,734,420 for the years ended
          December 31, 2008 and 2009, respectively.

     M.   INCOME TAXES:

          The Company accounts for income taxes in accordance with ASC 740
          "Income Taxes", which requires the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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
          Management believes that the financial institutions that hold the
          Company's investments are financially stable, and, accordingly, minimal credit risk exists with respect to these investments.

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

     P.   ACCOUNTING FOR STOCK-BASED COMPENSATION:

          The Company applies ASC 718 "Compensation--Stock Compensation"
          requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under Company stock-based compensation plans include stock options. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the
          Company's Consolidated Statement of Operations.

          Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under SFAS
          No. 123R (Topic 718) which were $61,000 in 2009 ($159,000 in 2008).

          The fair market value of each option grant was estimated on 2008 on the date of grant using the Black-Scholes Merton option pricing" model with the following weighted-average assumptions:(1) expected life of 3 years (2007 - 3.25); (2) dividend yield of 0% (3) expected volatility of 125% (2007 - 95%) and (4) risk-free interest rate of 2.82% (2007 -
          4.8%). During 2009, there were no option grants under the company's stock option plan.

     Q.   FAIR VALUE MEASUREMENTS:

          ASC Topic 820 "Fair Value Measurements and Disclosures" defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

          As of the balance sheet date, the Company recognized the convertible debt in its par value as the Company could have been required to redeem the Notes immediately.

     R.   INITIAL ADOPTION OF NEW STANDARDS:

          In October 2008, the Financial Accounting Standards Board or FASB
          issued Staff Position No. 157-3 as codified into ASC 820, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is
          Not Active." The update amends Topic 820 by incorporating "an example to illustrate key considerations in determining the fair value of a financial asset" in an inactive market. The FSP is effective upon issuance and should be applied to prior periods for which financial statements have not been issued.

          The update illustrative example and associated guidance clarifies various application issues raised by preparers of financial statements. With regard to the measurement principles of ASC 820, the update emphasizes the following:

          Objective of Fair Value -- The objective of a fair value measurement is to determine the price that would be received to sell an asset in an orderly transaction that is not a forced liquidation or distressed sale between market participants as of the measurement date. This objective does not change even when there is little, if any, market activity for an asset as of the measurement date.

          Distressed Transactions -- "Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value." The evaluation of whether individual transactions are forced (that is, whether one of the parties is forced or otherwise compelled to transact) depends on the facts and circumstances and may require the use of significant judgment.

          Relevance of Observable Data -- Observable market data may require significant adjustment to meet the objective of fair value. "For example, in cases where the volume and level of trading activity in the asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, the observable inputs might not be relevant and could require significant adjustment." If the adjustment is significant, the measurement would be considered Level 3.

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

          Third Party Pricing Quotes -- Quotes and information obtained from brokers or pricing services "are not necessarily determinative if an active market does not exist for the financial asset" being measured.
          In addition, "an entity should place less reliance on quotes that do not reflect actual market transactions."

          The Company considered the guidance in this FSP in evaluating its convertible loan notes.

     S.   RECENTLY ISSUED ACCOUNTING STANDARDS

          ASU 2009-13

          In October 2009, the FASB issued "Accounting Standards Update ("ASU")
          2009-13, Multiple Deliverable Revenue Arrangements a consensus of
          EITF" (formerly Topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither
          vendor-specific objective evidence nor third-party evidence is available. The amendments in this update will also replace the term
          "fair value" in the revenue allocation guidance with the term "selling price" in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

          The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price.

          The update will be effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have material impact on our consolidated financial statements.

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                          AS OF DECEMBER 31,
                          ----------------
                         2 0 0 9    2 0 0 8
                          ------    ------

Government authorities    $   13    $   11
Prepaid expenses              68        58
Other                         10         4
                          ------    ------
                              91        73
                          ======    ======

NOTE 4 - INVENTORIES

                                    AS OF DECEMBER 31,
                                     ----------------
                                    2 0 0 9    2 0 0 8
                                     ------    ------

Raw materials, parts and supplies    $  156    $  252
Finished products                        37        70
                                     ------    ------
                                        193       322
                                     ======    ======

NOTE 5 - PROPERTY AND EQUIPMENT, NET

                                       AS OF DECEMBER 31,
                                        ----------------
                                       2 0 0 9    2 0 0 8
                                        ------    ------

Cost:
  Computers and peripheral equipment    $  736    $  721
  Office furniture and equipment           128       128
  Leasehold improvements                   126       126
                                        ------    ------
                                           990       975
                                        ------    ------

Accumulated depreciation:
  Computers and peripheral equipment    $  551    $  490
  Office furniture and equipment           102        85
  Leasehold improvements                   126       121
                                        ------    ------
                                           779       696
                                        ======    ======

Net book value                          $  211    $  279
                                        ======    ======

     Depreciation expenses for the years ended December 31, 2009 and 2008, amounted to $ 83 and $ 95, respectively.

NOTE 6 - ACCRUED SEVERANCE PAY

     Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. As of the balance sheet date, the Company made full contributions towards its severance pay obligation for its employees.

NOTE 7 - CONVERTIBLE NOTE

     ISSUANCE OF CONVERTIBLE NOTES

     On September 30, 2005, the Company completed a private placement of convertible notes ("Convertible Notes"), in the aggregate principal amount of $6,000,000 pursuant to the Securities Purchase Agreement as of such date between the Company and certain investors ("the Investors").

     The Convertible Notes were unsecured and were due on September 30, 2010.
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

     In accordance with the issuing of the Convertible Notes, the Company accrued issuance charges in the amount of $696,000 which was amortized in full by December 31, 2009.

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

     ISSUANCE OF SENIOR SECURED CONVERTIBLE NOTES

     On April 9, 2008, the company completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000 pursuant to Amendment, Exchange and Purchase Agreements. The private placement resulted in gross proceeds of $3,000,000, of which $750,000 was placed in a cash collateral account to secure interest payments under the notes. Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the "new notes") each of which is convertible into shares of common stock at a conversion price is
     $0.60, subject to adjustment. The new notes are secured by our assets and the assets of our subsidiaries and are guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries are pledged as collateral to secure our obligations under the new notes, the security agreements and related documents. The investors had the option to require us to redeem all or any portion of the outstanding principal amount of the new notes in cash plus accrued but unpaid interest on or after September 30, 2009.

     The Company had the option to require the investors to convert all or any portion of the new notes into shares of common stock upon the occurrence of certain conditions relating to the trading price of our common stock. Upon any such conversion, the investors would have been entitled to receive a pro rata amount of the cash deposit in the collateral account which we have established to secure interest payments under the new notes based on the principal amount of the new notes that we require to be converted. The
     Company had the option to also redeem the new notes at any time by paying the buyers a premium of 5%-25% of the outstanding principal amount of the notes (based upon the time of redemption) plus interest and the amounts initially secured in the collateral account; at the time of such redemption the Company have had to also issue to the buyers warrants to purchase common stock, expiring on September 30, 2010, at an exercise price of
     $0.60.

     If the Company would have sold or licensed all or substantially all of the assets in our ink business, it might have been required to redeem the new notes at 100% of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If the Company would have consummated a transaction that results in a change of control or other merger or reorganization or recapitalization, it might have been required to redeem the new notes at 125% of their outstanding principal amount. The new notes were due on September 30, 2010, unless they are redeemed or converted earlier. In addition, the Company issued to the buyers warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants have a term of ten years.

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

     As of the balance sheet date, the Company recognized the convertible debt in its par value as the Company could have been required to redeem the
     Notes immediately.

     On January 19, 2010, we, together with a group of seven different investors, or the Investors, paid a total of $3,000,000 to all of the holders or the Noteholders of our $8,881,080 Senior Secured Convertible
     Notes, or the Notes. An amount of $1,000,000 of the funds was provided by us from available cash, and the balance of $2,000,000 was provided by the
     Investors. As a result of the transaction, $6,881,080 of the Notes were retired. The balance of $2,000,000 remains outstanding as a secured senior obligation to the Investors in accordance with the terms of the Notes. In addition, as part of the transaction, we and the Noteholders exchanged mutual releases, all of our Series B-1 and Series B-2 Warrants issued in the names of the Noteholders, which were exercisable for an aggregate of
     15,000,000 shares of our common stock, were cancelled, and our Series A
     Warrants issued in the name of one of the Noteholders, which were exercisable for an aggregate of 3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of $0.15 per share. We are in progress to complete a private placement soon which, if closed, will result in the retirement of the
     $2,000,000 in Notes that remain outstanding.

                       AS OF DECEMBER 31,
                       ------------------
                       2 0 0 9    2 0 0 8
                       -------    -------
Convertible note       $ 8,881    $ 8,881
Discount                     -     (1,990)
Bifurcated embedded          -        196
                         8,881      7,087
                       =======    =======

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

     A.   LEASE COMMITMENTS:

     As of December 31, 2009, the Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2011. The future lease payments under non-cancelable office and car leases as of December 31, 2009, are as follows:

     2010-2011    $96
                  ---
                  $96
                  ===

     B.   CHARGES AND GUARANTEES:

     The Company provided bank guarantees in the amount of $13 to secure its lease commitments.

     C.   LEGAL PROCEEDINGS:

     On December 12, 1999, Secu-Systems filed a lawsuit with the District Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages at an estimated amount of NIS 500,000 (approximately $ 132,400 at the exchange rate as of December 31, 2009). The plaintiff asserted in its suit that the printing method applied to certain products that have been developed by
     InkSure Ltd. constitutes, inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of
     Supercom (by virtue of the sale of our shares) and InkSure Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure
     Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-Systems sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On March 15, 2006, the court rendered a decision (i) denying the claim for breach of contract; (ii) finding that there was a misappropriation of trade secret, but not assessing any damages with respect thereto; (iii) requiring the defendants to cease all activities involving the use of any confidential information; and (iv) awarding the plaintiff reimbursement of the costs of the litigation in the amount of NIS 130,000 (about $34,400 at the exchange rate as of December 31, 2009), plus interest and VAT, which the defendants intend to split equally. InkSure recorded in its 2006 financial statements a provision of NIS 65,000 (about $17,200 at the exchange rate as of December 31, 2009).

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

     On February 18, 2008, Secu-Systems filed a petition with the district court to amend the amount for which it has sued to NIS 25,000,000 (approximately
     $ 6,622,000 at the exchange rate as of December 31, 2009).

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

     On September 8, 2009, the court denied Secu-System's request to amend the sum for which it has sued. The only evidence that the court allowed
     Secu-System to submit in order to prove damages is evidence which can show that the reports which previously submitted by Inksure are incorrect. The court ordered Secu-System to submit its evidence within 45 days. Inksure will be entitled to submit its evidence within 45 days thereafter. On
     December 2009, both parties have filed their response to the court order.

     In light of the above, provided that the Inksure's reports are accepted by the court, we believe that no material amounts will be awarded to
     Secu-System in these proceedings.

     D.   R&D GRANTS:

     Since June 2005 and thru December 2009, the Company has received non-royalty-bearing grants amounting $240,000 from the European commission.
     These grants are recognized at the time the Company was entitled to such grants on the basis of the costs incurred and included as a reduction in research and development expenses.

     During 2007 and through December 31, 2009, the Company received a governmental research and development grant of approximately $1,541,000
     (2007 - $394,000, 2008 - $402,000, 2009 - $745,000) from the Office of the
     Chief Scientist, or OCS at the Ministry of Trade and Industry of the
     Government of Israel. This royalties-bearing research and development grant partially covers the Company' RFID research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount received from the OCS plus interest.

     E.   OTHER CONTINGENT LIABILITIES:

     On October 1, 2007, the Company engaged a contractor to develop services and design a Transmitter Receiver Module or TRM for its RFID project. In this service agreement, among other things, if the Company engages a third party other than this contractor to produce TRM units for the Company, the contractor is entitled to payment in an amount equal to 10% of the production and assembly costs of the TRM paid by the Company for the first
     10,000 units or through September 30, 2011, whichever comes first.

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

          The options vest ratably over a period of time as approved by the board or by the compensation committee, if delegated by the board, commencing with the date of grant. The options generally expire no later than five years from the date of grant. Any options, which are forfeited or cancelled before expiration become available for future grants.

          As of December 31, 2009, an aggregate of 960,017 options are still available for future grant under the Company's stock option plans.

          The following is a summary of the Company's stock options granted among the various plans:

                                                 YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------
                                           2 0 0 9                   2 0 0 8
                                    ----------------------    ----------------------
                                                 WEIGHTED                   WEIGHTED
                                     AMOUNT      AVERAGE        AMOUNT       AVERAGE
                                   OF OPTIONS EXERCISE PRICE  OF OPTIONS  EXERCISE PRICE
                                    ---------    ---------    ---------    ---------

Outstanding at beginning of year    3,230,450    $    1.12    2,594,367    $    1.47
Granted                                     -            -    1,042,083    $    0.30
Exercised                                   -            -            -            -
Forfeited                           2,216,367    $    1.60      406,000    $    1.60
                                    ---------    ---------    ---------    ---------
Outstanding at end of year          1,014,083    $    1.05    3,230,450    $    1.12
                                    =========    =========    =========    =========
Exercisable at end of year            760,916    $    1.22    2,291,471    $    1.26
                                    =========    =========    =========    =========

          The Company recognized compensation expenses of $61 and $159 for the years ended December 31, 2009 and 2008, respectively.

     C.   STOCK WARRANTS*:

          The Company has issued warrants, as follows:

               OUTSTANDING AS OF                   EXERCISABLE AS OF   EXERCISABLE
ISSUANCE DATE   DECEMBER 31 2009   EXERCISE PRICE  DECEMBER 31, 2009     THROUGH
-------------- ------------------ --------------- ------------------- ------------
March 2005 (1)        50,000         $  1.40          50,000           March 2015
June 2006 (2)        100,000         $  1.60         100,000           June 2011
June 2007 (3)         30,000         $  1.83          30,000           June 2012

          (*)  EXCLUDING WARRANTS WITH RESPECT TO THE CONVERTIBLE NOTES

          (1)  Issued to a consultant of the company.
          (2)  Issued to a consultant of the company.
          (3)  Issued to a consultant of the company.

     D.   DIVIDENDS:

          According to the terms of the Convertible Notes, distribution of cash dividends is prohibited without the consent of the holders of the majority of the principal amount of convertible notes outstanding.

NOTE 10 - TAXES ON INCOME

     A.   MEASUREMENT OF TAXABLE INCOME UNDER THE ISRAELI INCOME TAX LAW
          (INFLATIONARY ADJUSTMENTS), 1985:

          The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 2B, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with ASC 740-10, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

     B.   DEFERRED INCOME TAXES:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                     --------------------
                                                     2 0 0 9     2 0 0 8
                                                     -------     -------

Net loss carry-forward                               $ 3,938     $ 2,042
Other deductions for tax purposes                         58         161
                                                     -------     -------

Net deferred tax asset before valuation allowance      3,996       2,203
Valuation allowance                                   (3,996)     (2,203)
                                                     -------     -------

Net deferred tax asset                               $     -     $     -
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

          Net profit (loss) consists of the following:

           YEAR ENDED DECEMBER 31,
            -------------------
            2 0 0 9     2 0 0 8
            -------     -------

Domestic    $(2,727)    $(2,262)
Foreign       1,259      (1,266)
            -------     -------
            $(1,468)    $(3,528)
            =======     =======

     C.   On July 24, 2002, Amendment 132 to the Israeli Income Tax Ordinance,
          or the Amendment, was approved by the Israeli parliament and came into effect on January 1, 2003. The principal objectives of the Amendment were to broaden the categories of taxable income and to reduce the tax rates imposed on employees' income.

          The material consequences of the Amendment applicable to the Israeli subsidiary include, among other things, imposing tax upon all income of Israel residents, individuals and corporations, regardless of the territorial source of income and certain modifications in the qualified taxation tracks of employee stock options.

     D.   TAX LOSS CARRY-FORWARDS:

          Net operating loss carry-forwards as of December 31, 2009 are as follows:

Israel              10,145
United States *)    10,797
                    ------

                    20,942
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

NOTE 11 - FINANCIAL INCOME (EXPENSES), NET

                                                      YEAR ENDED DECEMBER 31,
                                                       -------------------
                                                       2 0 0 9     2 0 0 8
                                                       -------     -------

Interest, bank charges and fees, net                   $  (554)    $  (449)
Foreign currency translation differences                    (8)        (13)
Non cash expenses related to convertible notes, net     (1,914)       (882)
                                                       -------     -------
                                                       $(2,476)    $(1,344)
                                                       =======     =======

NOTE 12 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company manages its business on a basis of one reported operating segment. Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with
     ASC Topic 280 "Segment reporting".

     The following data presents total revenue for the years ended December 31,
     2009 and 2008, based on the customer's location and long-lived assets as of
     December 31, 2009 and 2008:

                                      F-17

                               2 0 0 9                   2 0 0 8
                      ------------------------    ------------------------
                         TOTAL      LONG-LIVED       TOTAL     LONG-LIVED
                       REVENUES    ASSETS. NET     REVENUES    ASSETS, NET
                      ----------    ----------    ----------    ----------

United States         $      456             -    $      504    $        3
Export:
   Israel                      -    $      211             3    $      276
   Asia and Europe         2,879             -         1,651             -
                      ----------    ----------    ----------    ----------

                      $    3,335    $      211    $    2,158    $      279
                      ==========    ==========    ==========    ==========

     Major customer data as a percentage of total revenues, is as follows:

              YEAR ENDED DECEMBER 31,
               -------------------
               2 0 0 9     2 0 0 8
               -------     -------
Customer A         64%         61%
Customer B         11%          0%
Customer C          9%          7%
Customer D          8%          0%

NOTE 13 -SUBSEQUENT EVENTS

     On January 19, 2010, we, together with a group of seven different investors, or the Investors, paid a total of $3,000,000 to all of the holders or the Noteholders of our $8,881,080 Senior Secured Convertible
     Notes, or the Notes. An amount of $1,000,000 of the funds was provided by us from available cash, and the balance of $2,000,000 was provided by the
     Investors. As a result of the transaction, $6,881,080 of the Notes were retired. The balance of $2,000,000 remains outstanding in accordance with the terms of the Notes. In addition, as part of the transaction, we and the
     Noteholders exchanged mutual releases, all of our Series B-1 and Series B-2
     Warrants issued in the names of the Noteholders, which were exercisable for an aggregate of 15,000,000 shares of our common stock, were cancelled, and our Series A Warrants issued in the name of one of the Noteholders, which were exercisable for an aggregate of 3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of $0.15 per share. We are in progress to complete soon a private placement which, if closed, will result in the retirement of the
     $2,000,000 in Notes that remain outstanding.

     During January 2010, the company granted to its employees, directors and officers options to purchase a total of 4,520,000 shares of the company's common stock. The options were granted in cancellation and replacement of substantially all of the previously granted and outstanding stock options held by such employees, officers and directors.

                                 SIGNATURE PAGE

Pursuant to with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

   SIGNATURE                          TITLE                          DATE

/s/ Yaron Meerfeld         Acting Chief Executive Officer      February 26, 2010
------------------
Yaron Meerfeld

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   SIGNATURE                             TITLE                          DATE

/s/ Yaron Meerfeld            Acting Chief Executive Officer      February 26, 2010
--------------------------
Yaron Meerfeld

/s/ Gadi Peleg                Chairman of the Board               February 26, 2010
--------------------------
Gadi Peleg

/s/ Tzlil Peker               Chief Financial Officer             February 26, 2010
--------------------------    (Principal Financial and
Tzlil Peker                   Accounting Officer)

/s/ Alon Raich                Director                            February 26, 2010
--------------------------
Alon Raich

/s/ Randy F. Rock             Director                            February 26, 2010
--------------------------
Randy F. Rock

/s/ David W. Sass             Director                            February 26, 2010
--------------------------
David W. Sass

/s/ Pierre L. Schoenheimer    Director                            February 26, 2010
--------------------------
Pierre L. Schoenheimer