Form 10-Q
period 2010-03-31
INKSURE TECHNOLOGIES INC.
filed 2010-05-04
CIK 1062128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                          (COMMISSION FILE NO. 0-24431)
                               -----------------

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
                          ---------------------------
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

Large accelerated filer [_]
Non-accelerated filer [_](do not check if a smaller reporting company)

Accelerated filer [_]
Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

                               Yes [_]     No [X]

The number of shares of Common Stock outstanding as of April 28, 2010:
41,472,968

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                                     PAGE

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2010 (UNAUDITED)    3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED ON MARCH 31, 2010 AND 2009                    4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED ON MARCH 31, 2010 AND 2009                    5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                7

ITEM 4T.      CONTROLS AND PROCEDURES                                                 12

PART II.      OTHER INFORMATION                                                       12

ITEM 6.       EXHIBITS                                                                12

SIGNATURES                                                                            13

ITEM 1.  FINANCIAL STATEMENTS

                            INKSURE TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                                        MARCH 31,        DEC.31,
                                                                                                           2010            2009
                                                                                                        ----------      ----------
                                                                                                        UNAUDITED         AUDITED
                                                                                                        ----------      ----------

       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                          $    2,855      $    1,283
     Restricted Cash                                                                                            13           1,513
     Trade receivables                                                                                         219             371
     Other accounts receivable and prepaid expenses                                                             77              91
     Inventories                                                                                               184             193
                                                                                                        ----------      ----------

TOTAL CURRENT ASSETS                                                                                         3,348           3,451

PROPERTY AND EQUIPMENT, NET                                                                                    199             211
LONG TERM DEPOSIT                                                                                               12               -
                                                                                                        ----------      ----------

TOTAL ASSETS                                                                                            $    3,559      $    3,662
                                                                                                        ==========      ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Trade payables                                                                                     $      227      $      248
     Employees and payroll accruals                                                                            245             164
     Accrued expenses and other payables                                                                       528             770
     Convertible notes                                                                                           -           8,881
                                                                                                        ----------      ----------

TOTAL CURRENT LIABILITIES                                                                                    1,000          10,063

     Warrants to issue shares                                                                                  916             598
                                                                                                        ----------      ----------

TOTAL LIABILITIES                                                                                       $    1,916      $   10,661

STOCKHOLDERS' EQUITY (DEFICIENCY):
Capital Stock:
   Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of March 31,2010 and as of December 31, 2009
   Common stock of $ 0.01 par value - Authorized: 50,000,000; Issued and outstanding: 41,472,968 as
   of March 31, 2010 and 16,472,968 as of December 31, 2009                                                    415             164
   Additional paid-in capital                                                                               16,714          13,661
   Accumulated other comprehensive income                                                                      118             118
   Accumulated deficit                                                                                     (15,604)        (20,942)
                                                                                                        ----------      ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                                      1,643          (6,999)
                                                                                                        ----------      ----------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIENCY)                                                $    3,559      $    3,662
                                                                                                        ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                        3

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                          2010            2009
                                                       ----------      ----------
                                                                UNAUDITED
                                                       --------------------------

Revenues                                               $      628      $      781
Cost of revenues                                              114              79
                                                       ----------      ----------

GROSS PROFIT                                                  514             702
                                                       ----------      ----------
Operating expenses:
   Research and development, net                              356             235
   Selling and marketing                                      180             176
   General and administrative                                 304             196
                                                       ----------      ----------

TOTAL OPERATING EXPENSES                                      840             607
                                                       ----------      ----------

OPERATING PROFIT (LOSS)                                      (326)             95

OTHER INCOME (EXPENSE)
Gain on debt restructuring                                  5,881               -
Financial income (expenses)                                   101            (130)
Non cash financial expenses related to convertible
notes and warrants, net                                      (318)           (866)
                                                       ----------      ----------
Financial income (expenses), net                            5,664            (996)

NET PROFIT (LOSS)                                      $    5,338      $     (901)
                                                       ==========      ==========

Basic net profit (loss) per share                      $     0.24      $    (0.05)
                                                       ==========      ==========

Diluted net profit (loss) per share                    $     0.21      $    (0.05)
                                                       ==========      ==========

Weighted average number of Common Stock used in
computing basic net profit (loss) per share            22,306,301      16,472,968
                                                       ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   --------------------------
                                                                                      2010            2009
                                                                                   ----------      ----------
                                                                                           UNAUDITED
                                                                                   --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net profit (loss)                                                               $    5,338      $     (901)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         18              83
     Decrease in restricted cash                                                            -             134
     Decrease (increase) in trade receivables                                             152             (99)
     Non cash financial (income) expenses related to convertible notes, net            (5,881)            231
     Non cash financial expenses related to warrants to issue shares                      318             577
     Decrease in other accounts receivable and prepaid expenses                            14              22
     Decrease in inventories                                                                9              44
     Decrease in trade payables                                                           (21)            (70)
     Increase in employees and payroll accruals                                            81              12
     Non cash financial expenses related to implementation of SFAS No. 123                249              22
     Decrease in accrued expenses and other payables                                     (242)           (136)
                                                                                   ----------      ----------

Net cash provided by (used for) operating activities                                       35             (81)
                                                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                                   (6)             (1)
   Long-term lease deposits made                                                          (12)              -
                                                                                   ----------      ----------

Net cash used for investing activities                                                    (18)             (1)
                                                                                   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Changes in restricted cash                                                                500               -
Proceeds from private placement, net                                                    1,055               -
                                                                                   ----------      ----------

Net cash provided by financing activities                                               1,555               -
                                                                                   ----------      ----------

Increase (decrease) in cash and cash equivalents                                        1,572             (82)
Cash and cash equivalents at the beginning of the period                                1,283           1,826
                                                                                   ----------      ----------

Cash and cash equivalents at the end of the period                                 $    2,855      $    1,744
                                                                                   ==========      ==========

NON-CASH TRANSACTIONS

Conversion of debt to shares                                                            2,000               -
Repayment as part of debt restructuring from restricted cash                            1,000               -

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2009 that are included in the
Company's Form 10-K filed with the Securities and Exchange Commission on
February 26, 2010. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

     In June 2009, the Financial Accounting Standards Board, or FASB, issued
Statement of Financial Accounting Standards, or SFAS No. 168, "The FASB
Accounting Standards Codification and the Hierarchy of Generally Accepted
Accounting Principles" [ASC 105-10]. SFAS No. 168 replaces SFAS No. 162, "The
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

NOTE 2:- PAST PERIOD NEGATIVE CASH FLOWS AND LOSSES

     During past periods we have incurred substantial losses and negative cash flows from operating activities. In addition, we owed nearly $9,000,000 in convertible notes, which if not restructured and eventually settled, would have required us to obtain additional capital. Accordingly, our previous consolidated financial statements (including those filed with our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for
the 3-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009)
have been presented on the basis that we will continue as a going concern. On
January 19, 2010, a group of investors paid $2,000,000, together with an amount of $1,000,000 from our sources to our note holders and as a result $6,881,080 of our notes were retired. In addition, on March 11, 2010, we closed a private placement financing, raising a total amount of $3,125,000, of which $2,000,000 was used for retirement of the balance of our outstanding debt, $1,000,000 was used to replenish our investment in the retirement of the notes mentioned above, and $125,000 was used for legal accounting and other expenses and for working capital. In addition, during 2009 we have generated $972,000 from operating activities. We therefore believe that our existing resources, together with further cash generated from operating activities will be sufficient to support our operations for at least 12 months.

NOTE 3:- DEBT RESTRUCTURING AND CLSOING OF PRIVATE PLACEMENT

     On January 19, 2010, a group of investors paid $2,000,000, together with an amount of $1,000,000 from our sources to our note holders and as a result
$6,881,080 of our notes were retired. In addition, on March 11, 2010, we closed a private placement financing, raising a total amount of $3,125,000, of which
$2,000,000 was used for retirement of the balance of our outstanding debt,
$1,000,000 was used to replenish our investment in the retirement of the notes mentioned above, and $125,000 was used for legal accounting and other expenses and for working capital. 25,000,000 new common shares were issued against the total amount of $3,125,000.

NOTE 4:- LEGAL PROCEEDINGS

     On December 12, 1999, Secu-System Ltd. filed a lawsuit with the District
Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages at an estimated amount of NIS 500,000 (approximately $ 134,700 at the exchange rate as of March 31, 2010) asserting that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a)
breach of a confidentiality agreement between the plaintiff and Supercom; (b)
unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure
Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and
InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-System sought, among other things, an injunction and a 50% share of profits from the printing method at issue.

     On November 1, 2007, the Supreme Court accepted Secu-System' appeal and ruled that InkSure and Supercom have breached the confidentiality agreement.
Consequently, the appeal that had been filed by InkSure and Supercom was dismissed. The Supreme Court instructed that the case will be returned to the
District Court for determining the remedies to which Secu-Systems is entitled.

     On February 18, 2008 Secu-System filed a motion with the District Court asking that the Court allow Secu-System to amend the amount for which it sued as stated in the Statement of Claims to NIS 25,000,000 (approximately $ 6,733,100 at the exchange rate as of March 31, 2010). The motion is mainly based on the fact that during 2002 Inksure was sold by SuperCom to a third party for a consideration of approximately $6,000,000. Another argument made by Secu-System relates to the profit which Inksure, allegedly, generated from the breach of the confidentiality agreement; this argument is based on a gross profit of $6.4 million according to the financial statements of Inksure for the years
2002-2007.

     On March 24, 2008 SuperCom (who changed its name to Vuance) provided us with the written opinion of an accounting expert, according to which, the following conclusions can be drawn:

a.   In light of the costs analysis, SuperCom had no economical profit from the sale of Inksure's shares.

b.   The consideration received from the sale of Inksure's shares in 2002, incorporates the value of the cash flow of Inksure following the sale.
     Therefore, a calculation based upon both the sale price and the future cash flow of Inksure is not accurate and does not line with customary accounting standards, since it calculates the factor of the future cash flow twice.

c.   An examination of the results of Inksure's business activity during the period between 2002-2007, as reflected in its financial statements, shows that Inksure did not generate any profits during such period, but rather it suffered losses and had a negative cash flow, which was financed by bank loans and fund raising.

     On September 8, 2009 the Court denied Secu-System' motion to increase the amount of the complaint. The only evidence that the Court allowed Secu-System to submit in order to prove damages, is evidence which can show that the reports which Inksure and SuperCom submitted are incorrect. The Court ordered
Secu-System to submit its evidence within 45 days. Inksure shall be entitled to submit its evidence within 45 days thereafter.

     On December 15, 2009 Secu-System filed affidavits of prime testimony on its behalf, and Inksure filed a motion to strike such affidavits for being outside scope of the Court's decision of September 8, 2009. At this stage the Court suggested that the parties will try a mediation process in order to try to come to an agreement, and the parties agreed. The parties are now in the mediation process and in case the parties don't reach an agreement in this process and provided that the Expert's opinion is adopted by the Court, and further provided that Inksure's financial reports indeed reflect its business outcome, we believe that no material amounts will be awarded to Secu-Systems in these proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     In this section, "Management's Discussion and Analysis and Results of
Operation," references to "we," "us," "our," and "ours" refer to InkSure
Technologies Inc. and its consolidated subsidiaries.

     This Quarterly Report on Form 10-Q contains statements that may constitute
"forward-looking statements". Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects,"
"intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar import. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, our ability to improve our margins, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

     The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this
Quarterly Report on Form 10-Q and with the Risk Factors included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009
10-K.

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

     We are currently developing chipless Radio Frequency Identification, or
RFID, technology that is being designed to enable low-cost tagging of items.
This RFID technology is being designed to permit "no line of sight"
identification and to be suitable for a variety of applications, including production floor control, authentication, supply chain management, proof of ownership, and life cycle information.

     REVENUES

     We concentrate on developing and implementing large-scale projects. Such projects involve the use of our generic products and/or products developed for such projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. We anticipate that these projects would involve high volume sales through multiple-year sales contracts. In the first quarter of 2010, approximately 57%
of our revenues were earned from one customer located in Europe.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to March 31, 2010. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

     ASU 2009-13

     In October 2009, the FASB issued Accounting Standards Update, or ASU,
2009-13 "Multiple Deliverable Revenue Arrangements a consensus of EITF"
(formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update will also replace the term "fair value" in the revenue allocation guidance with the term "selling price" in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price.

The update will be effective for revenue arrangements entered into or modified in fiscal years beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have material impact on the Company's consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2009

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. In the three months ended March 31, 2010, we had revenue of $628,000, compared to $781,000 in the three months ended March 31, 2009. The decrease in the revenue is mainly due to lower volume of deliveries to one of our customers, located in Europe.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues was $114,000 in the three months ended March 31, 2010, compared to $79,000 in the three months ended
March 31, 2009. Cost of revenues as a percentage of sales was 18% in the three months ended March 31, 2010, compared with 10% in the three months ended March
31, 2009. The increase in costs of revenue, as a percentage of sales, in the three months ended March 31, 2010 was mainly due to approximately $27,000 increase in provision for inventory losses in the three months ended March 31,
2010.

     RESEARCH AND DEVELOPMENT EXPENSES, NET Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses, net increased by $121,000, or 52%, to $356,000 in the three months ended March
31, 2010 from $235,000 in the three months ended March 31, 2009. This increase in research and development expenses is primarily related to the increase of subcontractors expenses ($179,000) which was partially offset by the increase in the research and development grant in amount of $117,000.

     Research and Development Expenses included non-cash expenses of $33,000 related to the implementation of SFAS No. 123(R) (ASC718-10). To date, all research and development expenses have been charged to operating expenses as incurred.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $4,000, or 2%, to $180,000 in the three months ended March 31, 2010 from $176,000 in the three months ended March 31,
2009.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses increased by $108,000, or 55%, to $304,000 in the three months ended March 31, 2010 from $196,000 in the three months ended
March 31, 2009. This increase in general and administrative expenses is mainly due to the increase in the non-cash expenses related to the implementation of
SFAS No. 123(R) (ASC718-10) in an amount of $145,000, which was partially offset by the decrease in legal and accountancy expenses ($20,000) and provision for doubtful debt ($18,000) incurred on the three months ended March 31, 2009.

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating loss of $326,000 in the three months ended March 31, 2010 compared to an operating profit of $95,000 in the three months ended March 31, 2009.

     GAIN ON DEBT RESTRUCTURING. Gain on debt restructuring was $5,881,000 in the three months ended March 31, 2010 compared with zero gain on debt restructuring in the three months ended on March 31, 2009. The gain on debt restructuring in the three months ended on March 31, 2010 was as a result of the restructuring of our senior secured convertible notes.

     FINANCIAL INCOME (EXPENSES), NET. Financial income, net was $5,664,000 in the three months ended March 31, 2010. Financial expenses, net were comprised of: (i) gain on debt restructuring in amount of 5,881,000, (ii) financial income, net of $101,000 and (iii) non cash financial expenses of $318,000 related to warrants to issue shares. Financial income (expenses), net increased by $6,660,000 from financial expenses, net of $996,000 in the three months ended
March 31, 2009. This increase in financial income (expenses), net was primarily due to the gain on debt restructuring.

     NET PROFIT (LOSS). We had a net profit of $5,338,000 in the three months ended March 31, 2010, compared with a net loss of $901,000 in the three months ended March 31, 2009. The net profit in the three months ended March 31, 2010 compared to the net loss in the three months ended March 31, 2009 is attributable mainly to the gain on the debt restructuring.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $15,604,000 as of March 31, 2010. We had a positive working capital (current assets less current liabilities) of approximately $2,348,000 as of March 31, 2010. Losses may continue in the foreseeable future.

     Capital expenditures were approximately $6,000 in the three months ended
March 31, 2010 and $1,000 in the three months ended March 31, 2009. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of March 31, 2010.

     As of March 31, 2010, we had cash, cash equivalents and short-term deposits of approximately $2,855,000, compared to $1,283,000 as of December 31, 2009.
This increase is primarily due to the replenishment in the amount of $1,500,000, which we received in connection with the private placement financing following our debt restructuring during the three months ended March 31, 2010.

     We had positive cash flow from operating activities of approximately
$35,000 during the three months ended March 31, 2010 compared to negative cash flow from operating activities of $81,000 during the three months ended March
31, 2009.

     We had negative cash flow from investing activities of approximately
$18,000 during the three months ended March 31, 2010 compared to negative cash flow of $1,000 during the three months ended March 31, 2009. The negative cash flow from investing activities during the three months ended March 31, 2010 was due to purchase of fixed assets and deposits made in connection of long term lease.

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

     On January 19, 2010, we, together with a group of seven different investors, or the Investors, paid a total of $3,000,000 to all of the holders, or the Noteholders of our $8,881,080 of our outstanding Senior Secured
Convertible Notes, or the Notes. An amount of $1,000,000 of the funds was provided by us from available cash, and the balance of $2,000,000 was provided by the Investors. As a result of the transaction, $6,881,080 of the Notes were retired. The balance of $2,000,000 remained outstanding as a secured senior obligation to the Investors in accordance with the terms of the Notes. In addition, as part of the transaction, we and the Noteholders exchanged mutual releases, all of our Series B-1 and Series B-2 Warrants issued in the names of the Noteholders, which were exercisable for an aggregate of 15,000,000 shares of our common stock, were cancelled, and our Series A Warrants issued in the name of one of the Noteholders, which were exercisable for an aggregate of 3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of $0.15 per share.

     On March 11, 2010, we closed a private placement financing, raising a total amount of $3,125,000 from twenty different accredited investors, or the New
Investors. In connection with the private placement, we issued to the New
Investors a total of 25,000,000 shares of our common stock at a purchase price of $0.125 per share.

     We used the proceeds from the private placement to retire all of our remaining outstanding notes.

     An additional $1,000,000 of the proceeds was used to replenish the
$1,000,000 used by us in connection with the January 19, 2010 purchase of the
Notes. The balance of the private placement proceeds of $125,000 was used to pay the legal and other costs of the private placement and the Notes repurchase, and for working capital purposes.

     During the first quarter of 2010, we granted to our employees, directors and officers new stock options to purchase up to 4,520,000 shares of our common stock in cancellation and replacement of substantially all of their then existing stock option grants. In addition, we granted to certain directors and to our new Chief Executive Officer stock options to purchase up to 1,100,00 shares of our common stock.

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

     With respect to the RFID technology we are developing, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States (US6,819,244 and US6,997,388), France, Germany,
Switzerland and United Kingdom (EP1374156 and EP1599831). Our third patent family has matured into a patent granted in the United States (US6,922,146) and
France, Germany Switzerland, United Kingdom (EP1618516), while EP divisional application (EP2037397) is still being examined in Europe. Regarding our fourth patent family, we have filed an International Patent Application (PCT). In addition, during 2008, we filed an International Patent Application (PCT)
relating to our fifth patent family.

                                       10

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at March 31, 2010 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $91,000 until
September, 2011. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2007-2009 and through March 31, 2010, we received a governmental research and development grant of approximately $1,834,000 from the Office of the Chief Scientist of Israel, or the OCS. This royalties-bearing research and development grant partially covers our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. We have no assurance that the RFID project or commercialization plan will be successful.

                                       11

ITEM 4T. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our
CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed with this Report:

   EXHIBIT
    NUMBER          DESCRIPTION
---------------     ----------------

4.1                 Amendment to Series A Warrant dated January 19, 2010
                    (incorporated by reference to Exhibit 4.1 of our Current
                    Report on Form 8-K filed with the SEC on January 21, 2010.)

10.1                Purchase Agreement dated January 19, 2010, between InkSure
                    Technologies Inc. and various noteholders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on January 21, 2010.)

10.2                Assignment of Senior Secured Convertible Promissory Note,
                    Security Agreement and Guarantee (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on January 21, 2010.)

10.3                Employment Agreement between InkSure Technologies, Inc. and
                    Tal Gilat (incorporated by reference to Exhibit 10.1 of our
                    Current Report on Form 8-K filed with the SEC on March 8,
                    2010.)

10.4                Stock Option Agreement between InkSure Technologies, Inc.
                    and Tal Gilat (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on March
                    8, 2010.)

10.5                Form of Subscription Agreement (incorporated by reference to
                    Exhibit 10.1 of our Current Report on Form 8-K filed with
                    the SEC on March 16, 2010.)

31.1                Certification of Principal Executive Officer Pursuant to
                    Rules 13a-14(a) and 15d-14(a) under the Securities Exchange
                    Act of 1934, as amended.*

31.2                Certification of Principal Financial Officer Pursuant to
                    Rules 13a-14(a) and 15d-14(a) under the Securities Exchange
                    Act of 1934, as amended.*

32.1                Certification of Principal Executive Officer and Principal
                    Financial Officer Pursuant to 18 U.S.C. Section 1350.*

* Filed herewith

                                       12

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INKSURE TECHNOLOGIES INC.

Dated: May 4, 2010                      By: /s/ Tal Gilat
                                        --------------------------
                                        Tal Gilat
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Dated: May 4, 2010                      By: /s/ Tzlil Peker
                                        ------------------------
                                        Tzlil Peker
                                        Chief Financial Officer,
                                        Secretary and Treasurer
                                        (Principal Financial Officer)

                                       13