Form 10-Q
period 2010-06-30
INKSURE TECHNOLOGIES INC.
filed 2010-07-30
CIK 1062128

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

                          (COMMISSION FILE NO. 0-24431)
                                ________________

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

                               Yes [_]     No [X]

The number of shares of Common Stock outstanding as of July 28, 2010: 41,472,968

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2010
            (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)                       3

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED  JUNE 30, 2010 AND 2009        4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009         5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                             7

ITEM 4.     CONTROLS AND PROCEDURES                                           11

PART II.    OTHER INFORMATION                                                 11

Item 1.     Legal Proceedings

ITEM 6.     EXHIBITS                                                          12

SIGNATURES                                                                    13

ITEM 1.  FINANCIAL STATEMENTS

                            INKSURE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                                                JUNE 30,    DEC.31,
                                                                                                                 2010        2009
                                                                                                               --------    --------
                                                                                                               UNAUDITED   AUDITED
                                                                                                               --------    --------
       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                                 $  2,310    $  1,283
     Restricted cash                                                                                                 13       1,513
     Trade receivables                                                                                              383         371
     Other accounts receivable and prepaid expenses                                                                  96          91
     Inventories                                                                                                    178         193
                                                                                                               --------    --------

TOTAL CURRENT ASSETS                                                                                              2,980       3,451

PROPERTY AND EQUIPMENT, NET                                                                                         183         211
LONG TERM DEPOSIT                                                                                                    12           -
                                                                                                               --------    --------

TOTAL ASSETS                                                                                                   $  3,175    $  3,662
                                                                                                               ========    ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Trade payables                                                                                            $    167    $    248
     Employees and payroll accruals                                                                                 188         164
     Accrued expenses and other payables                                                                            625         770
     Convertible notes                                                                                                -       8,881
                                                                                                               --------    --------

TOTAL CURRENT LIABILITIES                                                                                           980      10,063

     Warrants to issue shares                                                                                       377         598
                                                                                                               --------    --------

TOTAL LIABILITIES                                                                                              $  1,357    $ 10,661
                                                                                                               --------    --------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Capital Stock:
   Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of June 30,2010 and as of December 31, 2009
   Common stock of $ 0.01 par value - Authorized: 50,000,000; Issued and outstanding: 41,472,968 as
   of June 30, 2010 and 16,472,968 as of December 31, 2009                                                          415         164
   Additional paid-in capital                                                                                    16,825      13,661
   Accumulated other comprehensive income                                                                           118         118
   Accumulated deficit                                                                                          (15,540)    (20,942)
                                                                                                               --------    --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                                           1,818      (6,999)
                                                                                                               --------    --------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIENCY)                                                       $  3,175    $  3,662
                                                                                                               ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30,                     JUNE 30,
                                                                            --------------------------    --------------------------
                                                                              2010             2009          2010             2009
                                                                            -----------    -----------    -----------    -----------
                                                                                    UNAUDITED                      UNAUDITED
                                                                            --------------------------    --------------------------

  Revenues                                                                  $       739    $       584    $     1,368    $     1,365
  Cost of revenues                                                                  102             43            217            122
                                                                            -----------    -----------    -----------    -----------

  GROSS PROFIT                                                                      637            541          1,151          1,243
                                                                            -----------    -----------    -----------    -----------

Operating expenses:
Research and development, net                                                       416            271            772            506
Selling and marketing                                                               228            108            408            284
General and administrative                                                          446            125            750            321
                                                                            -----------    -----------    -----------    -----------

  TOTAL OPERATING EXPENSES                                                        1,090            504          1,930          1,111
                                                                            -----------    -----------    -----------    -----------

  OPERATING PROFIT (LOSS)                                                          (453)            37           (779)           132
                                                                            -----------    -----------    -----------    -----------

  Gain on debt restructuring                                                          -              -          5,881              -
  Financial income (expenses)                                                       (21)          (137)            79           (267)
  Non cash financial income (expenses) related to convertible notes and
  warrants, net                                                                     538           (295)           221         (1,161)
                                                                            -----------    -----------    -----------    -----------
  Financial income (expenses), net                                                  517           (432)         6,181         (1,428)

  Net profit (loss)                                                         $        64    $      (395)   $     5,402    $    (1,296)
                                                                            ===========    ===========    ===========    ===========

  Basic net profit (loss) per share                                         $      0.00    $     (0.02)   $      0.17    $     (0.08)
                                                                            ===========    ===========    ===========    ===========

  Diluted net profit (loss) per share                                       $      0.00          (0.02)   $      0.15    $     (0.08)
                                                                            ===========    ===========    ===========    ===========

  Weighted average number of Common Stock used in computing basic and
  diluted net loss per share                                                 41,472,968     16,472,968     31,942,581     16,472,968
                                                                            ===========    ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           --------------------
                                                                                             2010         2009
                                                                                           -------      -------
                                                                                                 UNAUDITED
                                                                                           --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net profit (loss)                                                                       $ 5,402      $(1,296)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                              37          163
     Decrease in restricted cash                                                                 -          269
     Decrease (increase) in trade receivables                                                  (12)          13
     Non cash financial (income) expenses related to convertible notes, net                 (5,881)         526
     Non cash financial expenses (income) related to warrants to issue shares                 (221)         519
     Increase in other accounts receivable and prepaid expenses                                 (5)         (16)
     Decrease in inventories                                                                    15           56
     Decrease in trade payables                                                                (81)        (132)
     Increase in employees and payroll accruals                                                 24            9
     Non cash financial expenses related to implementation of SFAS No. 123 (ASC718-10)         360           41
     Decrease in accrued expenses and other payables                                          (145)         (56)
                                                                                           -------      -------

Net cash provided by (used for) operating activities                                          (507)          96
                                                                                           -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                                        (9)         (12)
   Long-term lease deposits made                                                               (12)           -
                                                                                           -------      -------

Net cash used for investing activities                                                         (21)         (12)
                                                                                           -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Changes in restricted cash                                                                     500            -
Proceeds from private placement, net                                                         1,055            -
                                                                                           -------      -------

Net cash provided by financing activities                                                    1,555            -
                                                                                           -------      -------

Increase in cash and cash equivalents                                                        1,027           84
Cash and cash equivalents at the beginning of the period                                     1,283        1,826
                                                                                           -------      -------

Cash and cash equivalents at the end of the period                                         $ 2,310      $ 1,910
                                                                                           =======      =======

NON-CASH TRANSACTIONS

Conversion of debt to shares                                                                 2,000            -
Repayment as part of debt restructuring from restricted cash                                 1,000            -

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC. (the "Company") in accordance with accounting principles generally accepted in the United States of
America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2009 that are included in the
Company's Form 10-K filed with the Securities and Exchange Commission on
February 26, 2010. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

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

NOTE 2:- PAST PERIOD NEGATIVE CASH FLOWS AND LOSSES

     During past periods we have incurred substantial losses and negative cash flows from operating activities. In addition, we owed nearly $9,000,000 in convertible notes, which if not restructured and eventually settled, would have required us to obtain additional capital. Accordingly, our previous consolidated financial statements (including those filed with our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for
the 3-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009)
have been presented on the basis that we will continue as a going concern. On
January 19, 2010,we completed debt restructuring transaction with our note holders and on March 11, 2010 we closed a private placement raising a total amount of $3,125,000 (see note 3 below). In addition, during 2009 we generated
$972,000 from operating activities. We therefore believe that our existing resources, together with further cash generated from operating activities will be sufficient to support our operations for at least 12 months.

NOTE 3:- DEBT RESTRUCTURING AND CLOSING OF PRIVATE PLACEMENT

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

NOTE 4:- LEGAL PROCEEDINGS

     On December 12, 1999, Secu-System Ltd. filed a lawsuit with the District
Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages at an estimated amount of NIS 500,000 (approximately $ 129,400 at the exchange rate as of July 2, 2010) asserting that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure Ltd.;
(c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure
Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-System sought, among other things, an injunction and a 50% share of profits from the printing method at issue. On July 25, 2010, following mediation, the parties entered into a settlement and release agreement (the "Settlement Agreement").

     Pursuant to the Settlement Agreement, InkSure and SuperCom shall pay to
Secu-System an aggregate amount, which will be between NIS1,500,000 - NIS
2,000,000 (approximately between $388,200 and $517,600 at the exchange rate as of July 22, 2010), with the exact amount (the "Settlement Amount") to be determined by the mediator as follows: (i) each of InkSure and SuperCom shall be responsible, severally but not jointly, to pay 50% of the Settlement Amount;
(ii) within 10 business days after the execution of the Settlement Agreement,
InkSure shall deposit 50% of the Settlement Amount in trust with the Trustee;
(iii) SuperCom shall deposit its 50% of the Settlement Amount with the Trustee in 10 equal monthly installments, commencing on the first calendar month after the execution of the Settlement Agreement. SuperCom's payments shall carry an annual interest at the rate of a 4% per annum; and (iv) should SuperCom fail to pay any of the monthly installments within 7 days of its due date, its entire share of the Settlement Amount shall become immediately due. As of June 30,
2010, the company has accrued an amount of $226,400 to cover its share in the settlement costs.

     Should SuperCom fail to timely pay any of the monthly installments and the balance of the Settlement Amount shall became immediately due, Secu-System may declare that the Settlement Agreement did not become effective, in which case the proceedings in the case shall continue with each party maintaining its respective rights and claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     In this section, "Management's Discussion and Analysis of Financial
Condition and Results of Operation," references to "we," "us," "our," and "ours"
refer to InkSure Technologies Inc. and its consolidated subsidiaries.

     This Quarterly Report on Form 10-Q contains statements that may constitute
"forward-looking statements". Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects,"
"intends," "plans," "projects," "could," "may," "might," "should," "will" and words and phrases of similar import. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, our ability to improve our margins, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks from uncertainties regarding litigation or mediation, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the
Securities and Exchange Commission. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

     The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this
Quarterly Report on Form 10-Q and with the Risk Factors included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

     REVENUES

     We concentrate on developing and implementing large-scale projects. Such projects involve the use of our generic products and/or products developed for such projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. We anticipate that these projects would involve high volume sales through multiple-year sales contracts. In the first half of 2010, approximately 57% of our revenues were earned from one customer located in Europe.

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

     Our general and administrative expenses consist primarily of costs related to compensation and employees benefits of our management, legal and accounting fees, as well as the expenses associated with being a publicly traded company.

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to June 30, 2010. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. In the three months ended June 30, 2010, we had revenue of $739,000, compared to $584,000 in the three months ended June 30, 2009. The increase in the revenue is mainly due to higher volume of deliveries to three of our customers, two located in the US and one located in Europe.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues was $102,000 in the three months ended June 30, 2010, compared to $43,000 in the three months ended
June 30, 2009. Cost of revenues as a percentage of sales was 14% in the three months ended June 30, 2010, compared with 7% in the three months ended June 30,
2009. The increase in costs of revenue, as a percentage of sales, in the three months ended June 30, 2010 was mainly due to more profitable sales mix of certain SmartInkTM products in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES, NET Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses, net increased by $145,000, or 54%, to $416,000 in the three months ended June
30, 2010 from $271,000 in the three months ended June 30, 2009. This increase in research and development expenses is primarily related to the increase of subcontractors expenses ($61,000) and decrease of governmental research and development grant ($60,000).

     Research and development expenses included non-cash expenses of $19,000 related to the impact of SFAS No. 123(R) (ASC718-10). To date, all research and development expenses have been charged to operating expenses as incurred.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $120,000, or 111%, to $228,000 in the three months ended June 30, 2010 from $108,000 in the three months ended June 30,
2009. This increase in selling and marketing expenses is primarily related to the increase in payroll and consultants expenses ($90,000) and non-cash expenses
($29,000) related to the impact of SFAS No. 123(R) (ASC718-10).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses increased by $321,000, or 257%, to $446,000 in the three months ended June 30, 2010 from $125,000 in the three months ended
June 30, 2009. This increase in general and administrative expenses is mainly due to the additional provision for legal expenses of $209,000 associated with the settlement agreement reached with Secu-Systems (see Note 4 in the above financial statements) and increase of non-cash expenses related to the implementation of SFAS No. 123(R) (ASC718-10) in an amount of $46,000, increase in accrued board fees and expenses ($30,000) and increase in provision for doubtful debts ($34,000).

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating loss of $453,000 in the three months ended June 30, 2010 compared to an operating profit of $37,000 in the three months ended June 30, 2009.

     FINANCIAL INCOME (EXPENSES), NET. Financial income, net was $517,000 in the three months ended June 30, 2010. Financial income, net was comprised of: (i)
financial expenses of $21,000, and (ii) non-cash financial income of $538,000 related to warrants to issue shares. Financial income (expenses), net changed by
$949,000 from financial expenses, net of $432,000 in the three months ended June
30, 2009. This change in financial income (expenses), net was primarily due to the retirement of the convertible notes and increase of $480,000 in non-cash financial income related to warrants to issue shares.

     NET PROFIT (LOSS). We had a net profit of $64,000 in the three months ended
June 30, 2010, compared with a net loss of $395,000 in the three months ended
June 30, 2009. The change in the net profit (loss) in the three months ended
June 30, 2010 compared to the net loss in the three months ended June 30, 2009 is attributable mainly to the change by $949,000 in the financial income
(expenses), net which was offset by the increase in the operating loss
($490,000).

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

     REVENUES. In the six months ended June 30, 2010, we had revenue of
$1,368,000, compared to $1,365,000 in the six months ended June 30, 2009.

     COST OF REVENUES. Cost of revenues was $217,000 in the six months ended
June 30, 2010, compared to $122,000 in the six months ended June 30, 2009. Cost of revenues as a percentage of sales was 16% in the six months ended June 30,
2010, compared with 9% in the six months ended June 30, 2009. The increase in costs of revenue, as a percentage of sales, in the six months ended June 30,
2010 was mainly due to approximately $27,000 increase in provision for inventory write-offs in the six months ended June 30, 2010 and due to more profitable sales mix of certain SmartInkTM products in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses increased by $266,000, or 53%, to $772,000 in the six months ended June 30, 2010 from $506,000 in the six months ended June 30, 2009. This increase in research and development expenses is primarily related to the increase in subcontractors'
expenses ($225,000) and increase of non-cash expenses ($42,000) related to the impact of SFAS No. 123(R) (ASC718-10).

     Research and development expenses included non-cash expenses of $52,000 related to the impact of SFAS No. 123(R) (ASC718-10).

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by
$124,000, or 43%, to $408,000 in the six months ended June 30, 2010 from
$284,000 in the six months ended June 30, 2009. This increase in selling and marketing expenses was primarily due to increase of non-cash expenses of $84,000 related to the impact of SFAS No. 123(R) (ASC718-10) and increase in payroll expenses ($66,000).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $429,000, or by 134%, to $750,000 in the six months ended June 30,
2010 from $321,000 in the six months ended June 30, 2009. This increase in general and administrative expenses was primarily due to the additional provision for legal expenses of $209,000 associated with the settlement agreement reached with Secu-Systems (see Note 4 in the above financial statements) and increase of $191,000 in non-cash expenses related to the implementation of SFAS No. 123(R) (ASC718-10) and increase in board fees and expenses ($40,000).

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating loss of $779,000 in the six months ended June 30, 2010 compared to an operating profit of $132,000 in the six months ended June 30, 2009.

     GAIN ON DEBT RESTRUCTURING. Gain on debt restructuring was $5,881,000 in the six months ended June 30, 2010 compared with zero gain on debt restructuring in the six months ended on June 30, 2009. The gain on debt restructuring in the six months ended on June 30, 2010 was as a result of the restructuring of our senior secured convertible notes.

     FINANCIAL INCOME (EXPENSES), NET. Financial income, net was $6,181,000 in the six months ended June 30, 2010 compared with a net loss of $1,428,000 in the six months ended June 30, 2009. Financial income, net was comprised of: (i) Gain on debt restructuring in amount of $5,881,000 (i) financial income, net of
$79,000 and (ii) non cash financial income of $221,000 related to warrants to issue shares.

     NET INCOME (LOSS). We had net profit of $5,402,000 in the six months ended
June 30, 2010, compared with a net loss of $1,296,000 in the six months ended
June 30, 2009. The change in net income (loss) in the six months ended June 30,
2010 compared to the six months ended June 30, 2009 is attributable mainly to the non cash gain on the debt restructuring. Without the non cash gain on the debt restructuring, we would have had net loss of $479,000 in the six months ended June 30, 2010.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $15,540,000 as of June 30, 2010. We had a positive working capital (current assets less current liabilities) of approximately $2,000,000 as of June 30, 2010. Losses may continue in the foreseeable future.

     Capital expenditures were approximately $9,000 in the six months ended June
30, 2010 and $12,000 in the six months ended June 30, 2009. These expenditures were principally for computers and research and development equipment purchases.
We do not have any material commitments for capital expenditures as of June 30,
2010.

     As of June 30, 2010, we had cash, cash equivalents and short-term deposits of approximately $2,310,000, compared to $1,283,000 as of December 31, 2009.
This increase is primarily due to the replenishment in the amount of $1,500,000, which we received in connection with the private placement financing following our debt restructuring during the six months ended June 30, 2010 which was partially offset by the cash used for operating activities.

     We had negative cash flow from operating activities of approximately
$507,000 during the six months ended June 30, 2010 compared to positive cash flow from operating activities of $96,000 during the six months ended June 30,
2009. The increase in the negative cash flow from operating activities in the six months ended June 30, 2010 is attributable mainly to the operating loss during the six months ended June 30, 2010.

     We had negative cash flow from investing activities of approximately
$21,000 during the six months ended June 30, 2010 compared to negative cash flow of $12,000 during the six months ended June 30, 2009. The negative cash flow from investing activities during the six months ended June 30, 2010 was due to purchase of fixed assets and deposits made in connection of long term lease.

     We had a positive cash flow from financing activities of approximately
$1,555,000 during the six months ended June 30, 2010 compared to zero positive cash flow from financing activities during the six months ended June 30, 2009.
The positive cash flow during the six months ended June 30, 2010 is due to the debt restructuring and the closing of the private placement.

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

     During the first quarter of 2010, we granted to our employees, directors and officers new stock options to purchase up to 4,520,000 shares of our common stock, cancelling and replacing substantially all of their then existing stock option grants. In addition, we granted to certain directors and to our new Chief
Executive Officer stock options to purchase up to 1,100,000 shares of our common stock.

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

                                       10

     With respect to the RFID technology we are developing, we have filed six patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States, France, Germany, Switzerland and United Kingdom.
Our third patent family has matured into a patent granted in the United States and France, Germany Switzerland, United Kingdom, while EP divisional application is still being examined in Europe. Regarding our fourth patent family, we have filed an International Patent Application and thereafter National Phase entry applications in United States, Europe, Japan and Hong Kong were filed. These applications are still in examination. In addition, during the second quarter of
2007, we filed an International Patent Application relating to our fifth patent family and thereafter National Phase entry applications in United States,
Europe, Japan and Hong Kong were filed. These applications are still in examination. On July 2009, we filed a US provisional application with regards to our sixth patent family.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at June 30, 2010 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $88,000 until
September 2011. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2007-2009 and through June 30, 2010, we received a governmental research and development grant of approximately $1,904,000 from the Office of the Chief Scientist of Israel, or the OCS. This royalties-bearing research and development grant partially covers our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. We have no assurance that the RFID project or commercialization plan will be successful.

ITEM 4.      CONTROLS AND PROCEDURES

     (a) We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive
Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

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

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 12, 1999, Secu-System Ltd. filed a lawsuit with the District
Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages at an estimated amount of NIS 500,000 (approximately $ 129,400 at the exchange rate as of July 2, 2010) asserting that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a) breach of a confidentiality agreement between the plaintiff and Supercom; (b) unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure Ltd.;
(c) a breach of fiduciary duties owed to the plaintiff by Supercom and InkSure
Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-System sought, among other things, an injunction and a 50% share of profits from the printing method at issue. On July 25, 2010, following the mediation, the parties entered into a settlement and release agreement (the "Settlement Agreement").

                                       11

     Pursuant to the Settlement Agreement, InkSure and SuperCom shall pay to
Secu-System an aggregate amount, which will be between NIS1,500,000 -
NIS2,000,000 (approximately between $388,200 and $517,600 at the exchange rate as of July 22, 2010), with the exact amount (the "Settlement Amount") to be determined by the mediator as follows: (i) each of InkSure and SuperCom shall be responsible, severally but not jointly, to pay 50% of the Settlement Amount;
(ii) within 10 business days after the execution of the Settlement Agreement,
InkSure shall deposit 50% of the Settlement Amount in trust with the Trustee;
(iii) SuperCom shall deposit its 50% of the Settlement Amount with the Trustee in 10 equal monthly installments, commencing on the first calendar month after the execution of the Settlement Agreement. SuperCom's payments shall carry an annual interest at the rate of a 4% per annum; and (iv) should SuperCom fail to pay any of the monthly installments within 7 days of its due date, its entire share of the Settlement Amount shall become immediately due. As of June 30,
2010, the company has accrued an amount of $226,400 to cover its share in the settlement costs.

     Should SuperCom fail to timely pay any of the monthly installments and the balance of the Settlement Amount shall became immediately due, Secu-System may declare that the Settlement Agreement did not become effective, in which case the proceedings in the case shall continue with each party maintaining its respective rights and claims.

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

**Furnished herewith

                                       12

     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INKSURE TECHNOLOGIES INC.
                                           ------------------------

Dated: July 30, 2010                       By: /s/ Tal Gilat
                                           --------------------------
                                           Tal Gilat
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: July 30, 2010                       By: /s/ Tzlil Peker
                                           ------------------------
                                           Tzlil Peker
                                           Chief Financial Officer,
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

                                       13