Form 10-Q
period 2010-09-30
INKSURE TECHNOLOGIES INC.
filed 2010-11-15
CIK 1062128

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

                               [_] Yes     [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer" "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                     Accelerated filer [_]
Non-accelerated filer   [_]                     Smaller  reporting company [X]
(do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

                               Yes [_]     No |X|

The number of shares of Common Stock of the registrant outstanding was
41,490,648 as of November 15, 2010.

                            INKSURE TECHNOLOGIES INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2010
          (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)                         3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE NINE AND THREE MONTHS ENDED  SEPTEMBER 30, 2010 AND 2009    4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30,  2010 AND 2009    5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                           7

ITEM 4.   CONTROLS AND PROCEDURES                                            12

PART II.  OTHER INFORMATION                                                  12

ITEM 1.   LEGAL PROCEEDINGS                                                  12

ITEM 6.   EXHIBITS                                                           13

SIGNATURES                                                                   14

ITEM 1.  FINANCIAL STATEMENTS

                            INKSURE TECHNOLOGIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                                         SEP. 30,      DEC.31,
                                                                                                           2010         2009
                                                                                                        --------      --------
                                                                                                        UNAUDITED      AUDITED
                                                                                                        --------      --------
       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                          $  2,483      $  1,283
     Restricted cash                                                                                          14         1,513
     Trade receivables                                                                                       210           371
     Other accounts receivable and prepaid expenses                                                           58            91
     Inventories                                                                                             170           193
                                                                                                        --------      --------

TOTAL CURRENT ASSETS                                                                                       2,935         3,451

PROPERTY AND EQUIPMENT, NET                                                                                  170           211
LONG TERM DEPOSIT                                                                                             14             -
                                                                                                        --------      --------

TOTAL ASSETS                                                                                            $  3,119      $  3,662
                                                                                                        ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Trade payables                                                                                     $    152      $    248
     Employees and payroll accruals                                                                          210           164
     Accrued expenses and other payables                                                                     630           770
     Convertible notes                                                                                         -         8,881
                                                                                                        --------      --------

TOTAL CURRENT LIABILITIES                                                                                    992        10,063

     Warrants to issue shares                                                                                397           598
                                                                                                        --------      --------

TOTAL LIABILITIES                                                                                       $  1,389      $ 10,661
                                                                                                        --------      --------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Capital Stock:
   Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of September 30, 2010 and as of December 31, 2009
   Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 41,482,968 as
   of September 30, 2010 and 16,472,968 as of December 31, 2009                                              415           164
   Additional paid-in capital                                                                             16,928        13,661
   Accumulated other comprehensive income                                                                    118           118
   Accumulated deficit                                                                                   (15,731)      (20,942)
                                                                                                        --------      --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                                    1,730        (6,999)
                                                                                                        --------      --------

TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIENCY)                                                $  3,119      $  3,662
                                                                                                        ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                                          --------------------------------      --------------------------------
                                                                               2010              2009               2010                2009
                                                                          -------------      -------------      -------------      -------------
                                                                                      UNAUDITED                            UNAUDITED
                                                                          --------------------------------      --------------------------------

Revenues                                                                  $         768      $         935      $       2,136      $       2,300
Cost of revenues                                                                     85                117                302                239
                                                                          -------------      -------------      -------------      -------------

GROSS PROFIT                                                                        683                818              1,834              2,061
                                                                          -------------      -------------      -------------      -------------

Operating expenses:
 Research and development, net                                                      337                236              1,109                742
 Selling and marketing                                                              234                101                642                385
 General and administrative                                                         312                139              1,062                460
                                                                          -------------      -------------      -------------      -------------

TOTAL OPERATING EXPENSES                                                            883                476              2,813              1,587
                                                                          -------------      -------------      -------------      -------------

OPERATING PROFIT (LOSS)                                                            (200)               342               (979)               474
                                                                          -------------      -------------      -------------      -------------

Gain on debt restructuring                                                            -                  -              5,881                  -
Financial income (expenses)                                                          29               (137)               108               (404)
Non cash financial income (expenses) related to convertible notes and
warrants, net                                                                       (20)              (898)               201             (2,059)
                                                                          -------------      -------------      -------------      -------------
Financial income (expenses), net                                                      9             (1,035)             6,190             (2,463)

Net profit (loss)                                                         $        (191)     $        (693)     $       5,211      $      (1,989)
                                                                          =============      =============      =============      =============

Basic net profit (loss) per share                                         $       (0.00)     $       (0.04)     $        0.15      $       (0.12)
                                                                          =============      =============      =============      =============

Diluted net profit (loss) per share                                       $       (0.00)     $       (0.04)     $        0.14      $       (0.12)
                                                                          =============      =============      =============      =============

Weighted average number of Common Stock used in computing basic net
profit (loss) per share                                                      41,476,011         16,472,968         35,155,312         16,472,968
                                                                          =============      =============      =============      =============

Weighted average number of Common Stock used in computing diluted net
profit (loss) per share                                                      41,476,011         16,472,968         38,447,274         16,472,968
                                                                          =============      =============      =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                            INKSURE TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   --------------------
                                                                                     2010         2009
                                                                                   -------      -------
                                                                                        UNAUDITED
                                                                                   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net profit (loss)                                                               $ 5,211      $(1,989)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      50          464
     Decrease (increase) in restricted cash                                             (1)         351
     Decrease (increase) in trade receivables                                          161         (303)
     Non cash financial (income) expenses related to convertible notes, net         (5,881)       1,794
     Non cash financial expenses (income) related to warrants to issue shares         (201)        (133)
     Increase in other accounts receivable and prepaid expenses                         33           14
     Decrease in inventories                                                            23          108
     Decrease in trade payables                                                        (96)         (41)
     Increase in employees and payroll accruals                                         46            6
     Non cash financial expenses related to implementation of ASC # 718-10             461           52
     Decrease in accrued expenses and other payables                                  (140)        (105)
                                                                                   -------      -------

Net cash provided by (used for) operating activities                                  (334)         218
                                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                                (9)         (12)
   Long-term lease deposits made                                                       (14)           -
                                                                                   -------      -------

Net cash used for investing activities                                                 (23)         (12)
                                                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Changes in restricted cash                                                             500            -
Proceeds from options exercise, net                                                      2            -
Proceeds from private placement, net                                                 1,055            -
                                                                                   -------      -------

Net cash provided by financing activities                                            1,557            -
                                                                                   -------      -------

Increase in cash and cash equivalents                                                1,200          206
Cash and cash equivalents at the beginning of the period                             1,283        1,826
                                                                                   -------      -------

Cash and cash equivalents at the end of the period                                 $ 2,483      $ 2,032
                                                                                   =======      =======

NON-CASH TRANSACTIONS

Conversion of debt to shares                                                         2,000            -
Repayment as part of debt restructuring from restricted cash                         1,000            -

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1:- BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC., or the Company, in accordance with accounting principles generally accepted in the United States of
America or US GAAP for interim financial information and the instructions to
Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with
US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2009 that are included in the Company's Form 10-K filed with the Securities and Exchange
Commission on February 26, 2010. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2010.

     In June 2009, the Financial Accounting Standards Board, or FASB, issued
Statement of Financial Accounting Standards, or SFAS No. 168, "The FASB
Accounting Standards Codification and the Hierarchy of Generally Accepted
Accounting Principles" [ASC 105-10]. SFAS No. 168 replaces SFAS No. 162, "The
Hierarchy of Generally Accepted Accounting Principles" and establishes the FASB
Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the Securities and
Exchange Commission, or the SEC, under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification has become the exclusive authoritative reference effective September 30, 2009.

NOTE 2:- PAST PERIOD NEGATIVE CASH FLOWS AND LOSSES

     During past periods we have incurred substantial losses and negative cash flows from operating activities. In addition, we owed nearly $9,000,000 in convertible notes, which if not restructured and eventually settled, would have required us to obtain additional capital. Accordingly, our previous consolidated financial statements (including those filed with our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for
the 3-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009)
have been presented on the basis that we will continue as a going concern. On
January 19, 2010, we completed a debt restructuring transaction with our note holders and on March 11, 2010 we closed a private placement raising a total amount of $3,125,000 (see note 3 below). In addition, during 2009 we generated
$972,000 from operating activities. We therefore believe that our existing resources, together with further cash generated from operating activities will be sufficient to support our operations for at least 12 months.

NOTE 3:- DEBT RESTRUCTURING AND CLOSING OF PRIVATE PLACEMENT

     On January 19, 2010, the Company, together with a group of investors, or the Investors, paid to our note holders, or the Noteholders, a total of
$3,000,000 in order to settle the entire $8,881,000 in convertible notes, or the
Notes, that were outstanding at the time. In consideration for the $3,000,000 received by the Noteholders ($2,000,000 from the Investors and $1,000,000 advanced by the Company as a bridge), $6,881,000 in Notes were retired and
$2,000,000 in Notes were assigned to the Investors.

     In addition, on March 11, 2010, we closed a private placement financing, raising an additional amount of $1,125,000 from a group of new investors, or the
New Investors, of which $1,000,000 was used to replenish the $1,000,000 advanced as a bridge by the Company, and $125,000 was used for legal and other costs in connection with the private placement and for working capital purposes

     On the same day,in connection with the private placement, the Company issued 25,000,000 shares of common stock, or the Shares, of which 16,000,000
Shares were issued to the Investors in settlement of their $2,000,000 in Notes, and 9,000,000 Shares were issued to the New Investors in consideration for the
$1,125,000 invested by them.

NOTE 4:- LEGAL PROCEEDINGS

     On December 12, 1999, Secu-System Ltd. filed a lawsuit with the District
Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages at an estimated amount of NIS 500,000 (approximately $ 136,427 at the exchange rate as of September 30, 2010) asserting that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a)
breach of a confidentiality agreement between the plaintiff and Supercom; (b)
unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure
Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and
InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-System sought, among other things, an injunction and a 50% share of profits from the printing method at issue. On July 25, 2010, following mediation, the parties entered into a settlement and release agreement (the "Settlement Agreement").

     Pursuant to the Settlement Agreement, InkSure and SuperCom shall pay to
Secu-System an aggregate amount, which will be between NIS 1,500,000 - NIS
2,000,000 (approximately between $409,277 and $545,703 at the exchange rate of
September 30, 2010), with the exact amount (the "Settlement Amount") to be determined by the mediator as follows: (i) each of InkSure and SuperCom shall be responsible, severally but not jointly, to pay 50% of the Settlement Amount;
(ii) within 10 business days after the execution of the Settlement Agreement,
InkSure shall deposit 50% of the Settlement Amount in trust with the Trustee;
(iii) SuperCom shall deposit its 50% of the Settlement Amount with the Trustee in 10 equal monthly installments, commencing on the first calendar month after the execution of the Settlement Agreement. SuperCom's payments shall carry an annual interest at the rate of a 4% per annum; and (iv) should SuperCom fail to pay any of the monthly installments within 7 days of its due date, its entire share of the Settlement Amount shall become immediately due. As of September 30,
2010, the Company has accrued an amount of $238,745 to cover its share of the settlement costs.

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

     REVENUES

     We concentrate on developing and implementing large-scale projects. Such projects involve the use of our generic products and/or products developed for such projects. These potential projects are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. We anticipate that these projects would involve high volume sales through multiple-year sales contracts. In the nine months ended September 30, 2010, approximately 57% of our revenues were earned from one customer located in
Europe.

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

     We have not recorded any income tax benefit for net losses and credits incurred for any period from inception to September 30, 2010. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
30, 2009

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. In the three months ended September 30, 2010, we had revenue of $768,000, compared to
$935,000 in the three months ended September 30, 2009. The decrease in the revenue is mainly due to lower volume of deliveries to one of our customers located in Europe.

     COST OF REVENUES. Our cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues was $85,000 in the three months ended September 30, 2010, compared to $117,000 in the three months ended September 30, 2009. Cost of revenues as a percentage of sales was 11% in the three months ended September 30, 2010, compared with 13% in the three months ended September 30, 2009. The decrease in costs of revenue, both in absolute terms and as a percentage of sales, in the three months ended September 30, 2010 was mainly due to lower materials and sub-contractors expenses in 2010.

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and sub-contractors, and other related costs. Research and development expenses, net increased by $101,000, or 43%, to $337,000 in the three months ended
September 30, 2010 from $236,000 in the three months ended September 30, 2009.
This increase in research and development expenses is primarily related to lower subcontractor's expenses $69,000 and lower governmental research and development grants $170,000 in 2009.

     Research and development expenses in the three months ended September 30,
2010 included non-cash expenses of $11,000 regarding stock based compensation related to the impact of ASC718-10.

     To date, all research and development expenses have been charged to operating expenses as incurred.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $133,000, or 132%, to $234,000 in the three months ended September 30, 2010 from $101,000 in the three months ended
September 30, 2009. This increase in selling and marketing expenses is primarily related to the increase in payroll expenses $101,000 and non-cash expenses
$32,000 related to the impact of ASC718-10.

     Selling and marketing expenses in the three months ended September 30, 2010 included non-cash expenses of $33,000 regarding stock based compensation related to the impact of ASC718-10.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administration, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses increased by $173,000, or 124%, to $312,000 in the three months ended September 30, 2010 from $139,000 in the three months ended September 30, 2009. This increase in general and administrative expenses is mainly due to the increase of non-cash expenses related to the implementation of ASC718-10 in an amount of $50,000, increase in accrued board fees and expenses $40,000 and increase in payroll expenses $60,000.

     General and administrative expenses in the three months ended September 30,
2010 included non-cash expenses of $57,000 regarding stock based compensation related to the impact of ASC718-10.

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating loss of $200,000 in the three months ended September 30, 2010 compared to an operating profit of $342,000 in the three months ended September 30, 2009.

     FINANCIAL INCOME (EXPENSES), NET. Financial income, net changed by
$1,044,000 to financial income, net of $9,000 in the nine months ended September
30, 2010 from financial expenses, net of $1,035,000 in the three months ended
September 30, 2009. This change in financial income (expenses), net was primarily due to decrease of $878,000 in non-cash financial expenses related to warrants to issue shares and due to decrease of $134,000 in interest expenses on
Convertible notes.

     NET LOSS. We had a net loss of $191,000 in the three months ended September
30, 2010, compared with a net loss of $693,000 in the three months ended
September 30, 2009. The change in the net loss in the three months ended
September 30, 2010 compared to the net loss in the three months ended September
30, 2009 is attributable mainly to the change by $1,044,000 in the financial income (expenses), net which was offset by the increase in the operating loss
$542,000.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
30, 2009

     REVENUES. In the nine months ended September 30, 2010, we had revenue of
$2,136,000, compared to $2,300,000 in the nine months ended September 30, 2009.
The decrease in the revenue is mainly due to lower volume of deliveries to one of our customers located in Europe .

     COST OF REVENUES. Cost of revenues was $302,000 in the nine months ended
September 30, 2010, compared to $239,000 in the nine months ended September 30,
2009. Cost of revenues as a percentage of sales was 14% in the nine months ended
September 30, 2010, compared with 10% in the nine months ended September 30,
2009. The increase in costs of revenue, both in absolute terms and as a percentage of sales, in the nine months ended September 30, 2010 was mainly due to approximately $27,000 increase in provision for inventory write-offs in the nine months ended September 30, 2010 and due to more profitable sales mix of certain SmartInkTM products in 2009.

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses increased by $367,000, or 49%, to $1,109,000 in the nine months ended September
30, 2010 from $742,000 in the nine months ended September 30, 2009. This increase in research and development expenses is primarily related to the decrease in governmental research and development grants $116,000, increase in subcontractors expenses $142,000, increase in payroll expenses $67,000, increase of non-cash expenses $49,000 related to the impact of ASC718-10 and decrease in depreciation expenses $7,000.

     Research and development expenses in the nine months ended September 30,
2010 included non-cash expenses of $63,000 regarding stock based compensation related to the impact of ASC718-10.

     To date, all research and development expenses have been charged to operating expenses as incurred.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by
$257,000, or 67%, to $642,000 in the nine months ended September 30, 2010 from
$385,000 in the nine months ended September 30, 2009. This increase in selling and marketing expenses was primarily due to increase of non-cash expenses of
$118,000 related to the impact of ASC718-10 and increase in payroll expenses
$139,000.

     Selling and marketing expenses in the nine months ended September 30, 2010 included non-cash expenses of $117,000 regarding stock based compensation related to the impact of ASC718-10.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $602,000, or by 131%, to $1,062,000 in the nine months ended
September 30, 2010 from $460,000 in the nine months ended September 30, 2009.
This increase in general and administrative expenses was primarily due to the additional provision for legal expenses of $221,000 associated with the settlement agreement reached with Secu-Systems (see Note 4 in the above financial statements) and increase of $241,000 in non-cash expenses related to the impact of ASC718-10, increase in accrued board fees and expenses $80,000 and increase in payroll expenses $60,000.

     General and administrative expenses in the nine months ended September 30,
2010 included non-cash expenses of $281,000 regarding stock based compensation related to the impact of ASC718-10.

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating loss of $979,000 in the nine months ended September 30, 2010 compared to an operating profit of $474,000 in the nine months ended September 30, 2009.

     GAIN ON DEBT RESTRUCTURING. Gain on debt restructuring was $5,881,000 in the nine months ended September 30, 2010 compared with zero gain on debt restructuring in the nine months ended on September 30, 2009. The gain on debt restructuring in the nine months ended on September 30, 2010 was as a result of the restructuring of our senior secured convertible notes in January2010.

     FINANCIAL INCOME (EXPENSES), NET. Financial income, net changed by
$8,653,000 to financial income, net of $6,190,000 in the nine months ended
September 30, 2010 from financial expenses, net of $2,463,000 in the nine months ended September 30, 2009. This change in financial income (expenses), net was primarily due to gain on debt restructuring in amount of $5,881,000, due to decrease of $2,260,000 in non-cash financial expenses related to warrants to issue shares and due to decrease of $399,000 in interest expenses on Convertible notes.

     NET PROFIT (LOSS). We had net profit of $5,211,000 in the nine months ended
September 30, 2010, compared with a net loss of $1,989,000 in the nine months ended September 30, 2009. The change in net profit (loss) in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is attributable mainly to the non cash gain on the debt restructuring. Without the non cash gain on the debt restructuring, we would have had a net loss of
$670,000 in the nine months ended September 30, 2010.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $15,731,000 as of September 30,
2010. We had a positive working capital (current assets less current liabilities) of approximately $1,943,000 as of September 30, 2010. Losses may
continue in the foreseeable future.

     Capital expenditures were approximately $9,000 in the nine months ended
September 30, 2010 and $12,000 in the nine months ended September 30, 2009.
These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of September 30, 2010.

     As of September 30, 2010, we had cash, cash equivalents and short-term deposits of approximately $2,483,000, compared to $1,283,000 as of December 31,
2009. This increase is primarily due to the net replenishment in the amount of
$1,555,000, which we received in connection with the private placement financing following our debt restructuring during the nine months ended September 30, 2010 which was partially offset by the cash used for operating activities.

     We had negative cash flow from operating activities of approximately
$334,000 during the nine months ended September 30, 2010 compared to positive cash flow from operating activities of $218,000 during the nine months ended
September 30, 2009. The increase in the negative cash flow from operating activities in the nine months ended September 30, 2010 is attributable mainly to the operating loss during the nine months ended September 30, 2010.

     We had negative cash flow from investing activities of approximately
$23,000 during the nine months ended September 30, 2010 compared to negative cash flow of $12,000 during the nine months ended September 30, 2009. The negative cash flow from investing activities during the nine months ended
September 30, 2010 was due to purchase of fixed assets and deposits made in connection of long term lease.

     We had a positive cash flow from financing activities of approximately
$1,557,000 during the nine months ended September 30, 2010 compared to zero positive cash flow from financing activities during the nine months ended
September 30, 2009. The positive cash flow during the nine months ended
September 30, 2010 is mainly due to the debt restructuring and the closing of the private placement.

     We believe that our existing cash, together with cash to be collected from customers and governmental grants, will be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current cash flow from operations are insufficient to cover our long term business plans.

     On January 19, 2010, we, together with a group of seven different investors, or the Investors, paid a total of $3,000,000 to all of the holders, or the Noteholders of our $8,881,080 outstanding Senior Secured Convertible
Notes, or the Notes. An amount of $1,000,000 of the funds was provided by us from available cash as a bridge, and the balance of $2,000,000 was provided by the Investors. As a result of the transaction, $6,881,080 of the Notes were retired. The balance of $2,000,000 remained outstanding as a secured senior obligation to the Investors in accordance with the terms of the Notes. In addition, as part of the transaction, we and the Noteholders exchanged mutual releases, all of our Series B-1 and Series B-2 Warrants issued in the names of the Noteholders, which were exercisable for an aggregate of 15,000,000 shares of our common stock, were cancelled, and our Series A Warrants issued in the name of one of the Noteholders, which were exercisable for an aggregate of 3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of $0.15 per share.

     On March 11, 2010, we closed a private placement financing, raising a total amount of $1,125,000 from twenty different accredited investors, or the New
Investors, of which $1,000,000 was used to replenish the $1,000,000 advanced as a bridge by the Company, and $125,000 was used for legal and other costs in connection with the private placement and for working capital purposes.

     On the same day,in connection with the private placement, we issued
25,000,000 shares of our common stock, or the Shares, at a purchase price of
$0.125 per share, of which 16,000,000 Shares were issued to the Investors in settlement of their $2,000,000 in Notes, and 9,000,000 Shares were issued to the
New Investors in consideration for the $1,125,000 invested by them.

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

     With respect to the RFID technology we are developing, we have filed six patent families related to various aspects of the RFID technology. Our first two patent families have already matured into patents granted in the following jurisdictions: United States, France, Germany, Switzerland and United Kingdom.
Regarding our third and fourth patent families, we have filed an International
Patent Application and thereafter National Phase entry applications in United
States, Europe, Japan and Hong Kong were filed. These applications are still in examination. In addition our fifth patent family has matured into patents granted in the United States, France, Germany, Switzerland, and the United
Kingdom. On July 2009, we filed a US provisional application with regards to our sixth patent family.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments at September 30, 2010 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately
$194,000 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

     During 2007-2009 and through September 30, 2010, we received governmental research and development grants of approximately $1,909,000 from the Office of the Chief Scientist of Israel, or the OCS. These royalties-bearing research and development grants partially cover our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. We have no assurance that the RFID project or commercialization plan will be successful.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 12, 1999, Secu-System Ltd. filed a lawsuit with the District
Court in Tel Aviv-Jaffa against Supercom Ltd. (the former owner of the company's business) and InkSure Ltd. seeking a permanent injunction and damages at an estimated amount of NIS 500,000 (approximately $ 136,400 at the exchange rate as of September 30, 2010) asserting that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (a)
breach of a confidentiality agreement between the plaintiff and Supercom; (b)
unjust enrichment of Supercom (by virtue of the sale of our shares) and InkSure
Ltd.; (c) a breach of fiduciary duties owed to the plaintiff by Supercom and
InkSure Ltd.; and (d) a tort of misappropriation of trade secret and damage to plaintiff's property. As part of its complaint, Secu-System sought, among other things, an injunction and a 50% share of profits from the printing method at issue. On July 25, 2010, following the mediation, the parties entered into a settlement and release agreement (the "Settlement Agreement").

     Pursuant to the Settlement Agreement, InkSure and SuperCom shall pay to
Secu-System an aggregate amount, which will be between NIS 1,500,000 - NIS
2,000,000 (approximately between $409,277 and $545,703 at the exchange rate as of September 30, 2010), with the exact amount (the "Settlement Amount") to be determined by the mediator as follows: (i) each of InkSure and SuperCom shall be responsible, severally but not jointly, to pay 50% of the Settlement Amount;
(ii) within 10 business days after the execution of the Settlement Agreement,
InkSure shall deposit 50% of the Settlement Amount in trust with the Trustee;
(iii) SuperCom shall deposit its 50% of the Settlement Amount with the Trustee in 10 equal monthly installments, commencing on the first calendar month after the execution of the Settlement Agreement. SuperCom's payments shall carry an annual interest at the rate of a 4% per annum; and (iv) should SuperCom fail to pay any of the monthly installments within 7 days of its due date, its entire share of the Settlement Amount shall become immediately due. As of September 30,
2010, the Company has accrued an amount of $238,745 to cover its share of the settlement costs.

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

ITEM 6.  EXHIBITS

The following exhibits are being filed with this Report:

   EXHIBIT
    NUMBER          DESCRIPTION
---------------     ----------------

3.1                 Certificate of Incorporation of InkSure Technologies Inc.
                    (incorporated by reference to Exhibit 3.1 to the
                    Company's Current Report on Form 8-K (file no. 000-24431)
                    filed on July 22, 2003).

3.2                 Certificate of Amendment of Certificate of Incorporation of
                    InkSure Technologies Inc. (incorporated by
                    reference to Exhibit 3.1 to the Company's Current Report on
                    Form 8-K (file no. 000-24431) filed on September 24, 2010).

10.1                Employment Agreement, between InkSure Ltd. and Mr. David
                    (Dadi) Avner, dated as of August 15, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on
                    Form 8-K (file no. 000-24431) filed on September 24, 2010).

10.2                Amendment No. 1 to the InkSure Technologies Inc. 2002
                    Employee, Director and Consultant Stock Option Plan
                    (incorporated by reference to Exhibit 10.2 to the Company's
                    Current Report on Form 8-K (file no. 000-24431) filed on
                    September 24, 2010).

10.3                Amendment No. 2 to the InkSure Technologies Inc. 2002
                    Employee, Director and Consultant Stock Option Plan
                    (incorporated by reference to Exhibit 10.3 to the Company's
                    Current Report on Form 8-K (file no. 000-24431) filed on
                    September 24, 2010).

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

                                           INKSURE TECHNOLOGIES INC.

Dated: November 15, 2010                   By: /s/ Tal Gilat
                                           --------------------------
                                           Tal Gilat
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: November 15, 2010                   By: /s/ David (Dadi) Avner
                                           --------------------------
                                           David (Dadi) Avner
                                           Chief Financial Officer,
                                           (Principal Financial Officer)

