Form 10-K
period 2010-12-31
INKSURE TECHNOLOGIES INC.
filed 2011-03-30
CIK 1062128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO _____________

                         COMMISSION FILE NUMBER: 0-24431

                           INKSURE TECHNOLOGIES, INC.
               (Exact name of registrant as specified in charter)

                DELAWARE                                     84-1417774
     (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                      identification no.)

       551 FIFTH AVENUE, NEW YORK, NY                           10176
   (Address of principal executive offices)                  (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (646) 233-1454

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

                                 Yes [X] No [_]

Indicate by checkmark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding
12 months (or for such shorter period that the registrant was required to submit and post such files).

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

                                 Yes [_] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the
Registrant computed by reference to the average bid and asked price of such
Common Stock on June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was $6,260,404.

As of March 28, 2011, the Registrant had outstanding 42,312,088 shares of Common
Stock, par value $0.001 per share.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           ------

PART I

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................22
ITEM 6.  SELECTED FINANCIAL DATA.............................................22
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................29
ITEM 9A. CONTROLS AND PROCEDURES.............................................29
ITEM 9B. OTHER INFORMATION...................................................29

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..............30
ITEM 11. EXECUTIVE COMPENSATION..............................................32
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.........................................36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                                       ii

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as "may", "believe",
"will", "expect", "expected", "project", "anticipate", "anticipated estimates",
"plans", "strategy", "target", "prospects" or "continue". These forward looking statements are based on the current plans and expectations of our management, such as those related to new products, and are subject to various uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the Securities and Exchange
Commission, or SEC, may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Except as required by law, we do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

InkSure Technologies, Inc. makes available free of charge on its website at
www.inksure.com (the contents of which are not part of this Annual Report on
Form 10-K), its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as
amended, or the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the SEC.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

InkSure Technologies Inc. (together with its subsidiaries, referred to as the
"Company", "we", "us" and "our") develops, markets and sells customized authentication solutions designed to enhance the security of documents and branded products, to meet the growing demand for protection from counterfeiting.
In this context, "counterfeit items" are imitation items that are offered as genuine with the intent to deceive or defraud. We operate within the
"authentication industry," an industry that includes a variety of companies providing technologies and services designed to prevent the counterfeiting and diversion of documents and products. At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio Frequency Identification, or RFID, product, SARCode, and its related technologies.

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

     Our uniquely formulated machine-readable taggant-based products provide a customized solution by creating a unique chemical code for each product line or document batch that can only be authenticated by our readers. We have been awarded three patents and applied for an additional two patents related to the
RFID technology, which we ceased to develop at the end of 2010 as part of a strategic resolution of our Board of Directors. We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and systems within our core business, addressing the demands of the evolving markets for brand, product and document protection. As part of the product development process, we intend to work with current and potential customers and leaders in certain industry segments to identify market needs and define appropriate product specifications.

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

          HIGH LEVEL OF SECURITY. Every security material offered by us has a unique "signature" that is comprised of a variety of components, including the amounts and the unique properties of the chemicals included in the material, the material type, the material color, the printing method and the substrate. Since the reader utilized by our solution reads a
     "full-spectrum" rather than sampling a specific point or points in a signature, a counterfeit item would have to replicate an entire unique signature - i.e., every variable upon which the signature depends - rather than merely replicating certain portions of the signature. In addition, because a coded taggant's unique signature is comprised of various factors, with numerous possible permutations thereof, our taggants are extremely difficult to reverse engineer. We believe that holograms, color changing inks and other more common overt security features are more easily replicated than our products. In addition, to thwart any counterfeiting attempts that successfully replicated a unique signature; we could alter any of the variables of which a signature is comprised and create an entirely new unique signature without significant expense.

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

     o    PACKAGING. We believe our product may facilitate brand protection through use in 1st level (on the product), 2nd level (on the packaging) and 3rd level (through the use of labels, stickers, etc.).
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

CURRENT PRODUCTS

     Inksure has created solution packages designed to meet various market needs. These packages rely primarily on our core technology, best described as
"line of sight authentication" (i.e., electro-optical detection and analysis of organic and inorganic materials). The micro-processing unit within the readers uses proprietary algorithms to authenticate genuine codes, as well as differentiate between various codes.

     We have designed several generic readers that provide different levels of security for the various target applications. For specific projects, due to the flexibility upon which the technology is built, we customize the generic readers to fit customer needs according to size and speed. Our current line of products, which support our customizable solutions, include the following:

o    TAGSURE (TM) -- MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED SECURITY

     Our TagSure (previously known as "SmartInk") codes are secure optical codes used in inks and coatings that provide authentication solutions ranging from a definitive "yes/no" verification to multi functional systems that allow item identification, track & trace functionality (which involves a process of determining the current and past locations and other information of the marked item), real-time encoding and debiting applications. TagSure codes are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using any standard printing process, onto documents, tickets, product packaging and labels. All TagSure marker/carrier mixtures are allocated with covert signatures that, while being completely invisible and protected from reverse-engineering attempts, are easily detected by our line of readers, including the handheld field verification SignaSure readers and the high speed SortSure validator (as described below).

o    SIGNASURE (TM) -- ADVANCED AUTHENTICATION READERS

     Our SignaSure reader features advanced technology for fast, on-the-spot authentication of sensitive documents and branded products. The SignaSure readers are equipped with technology to provide users with high security, exceptional functionality and cost effective solutions. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert TagSure codes, which are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using standard printing processes, onto documents, tickets, product packaging and labels. SignaSure can store up to ten codes in the memory and can be programed to pair specific TagSure makers with identifying names.

o    CARSURE (TM) -- ADVANCED AUTHENTICATION READER

     Our CarSure reader is very similar to SignaSure in the look, feel and functionality. What distinguishes CarSure is that the optics have the ability to read taggants and by extension documents through a car windshield. The CarSure readers are equipped with technology to provide users with high security, exceptional functionality and cost effective solutions. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert TagSure codes. CarSure is intended for use by government regulators and law enforcement bodies.

o    POCKETSURE (TM) -- MOBILE AUTHENTICATION READERS FOR SMART PROTECTION

     Our new PocketSure reader represents an important addition to our highly regarded SignaSure reader line. PocketSure combines handheld, machine-readable detection with forensic-level analysis. At 5.5 inches in length and weighing a mere 2.5 ounces, the PocketSure includes single-code memory, audio and visual indicators, and the ability to operate on standard
     AAA batteries. PocketSure offers a significant benefit for warehouses, return centers, law enforcement agencies and retail organizations seeking to optimize their anti-counterfeiting and "reverse logistics" measures. Its simple-to-read LED, one-button operation, with replaceable batteries also makes it easier to train a larger number of personnel. Our PocketSure and
     SignaSure can be combined to create multi-level security programs wherein a primary level of inspectors employ PocketSure for detection of a base covert code while a secondary level of security specialists employ
     SignaSure in the field to detect a more complex forensic-level code.

o    MULTISURE (TM) -- MOBILE AUTHENTICATION READERS FOR SMART PROTECTION

     MultiSure looks and feels very similar to our PocketSure reader but is much more powerful and offers greater functionality. MultiSure can store up to five codes in its memory, has a LED display to let the end-user know which code they are reading and allows end-users the ability to authenticate multiple groups of products with one reader. Our MultiSure can be combined to create multi-level security programs wherein a primary level of inspectors employ MultiSure for detection of a base covert code while a secondary level of security specialists employ SignaSure in the field to obtain a higher level of information.

o    SORTSURE (TM) -- IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY
     CONTROL AND AUDIT FUNCTIONS

     Our SortSure readers provide high-speed authentication and quality control for automated systems handling high volumes of prduct. The embedded OEM kits enable seamless integration with existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers. One model incorporates a mechanized traversing arm for real-time quality control readings over web-based printing presses.

ALL MODELS UTILIZE PROPRIETARY TECHNOLOGY AND UNIQUE ELECTRO-OPTICAL TECHNIQUES
TO MEASURE AND/OR AUTHENTICATE COVERT TAGSURE CODES.

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

     o    Other producers of covert authentication solutions including other taggant producers and DNA technology companies.

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
In addition, alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also adversely affect demand for our products. There has also been a new movement in many industries to the use of visible two dimensional barcodes for authentication and for electronic pedigree, in anticipation of state and federal electronic pedigree requirements for pharmaceuticals. These will require the ability to trace products through the supply chain. As a result, a larger amount of data has to be encoded into the product. Regarding covert machine-readable authentication, we believe there are competitors who are lower priced, but whose technology is not as robust as ours. In the area of brand protection, we believe that none of these competitors has achieved a significant market position. However, in the area of public/financial documents (including tax stamps and bank notes), one of our competitor's has achieved a leading market position due to its long history of sales of security inks for government applications, which has produced a major network of governmental contacts. This competitor also has the advantage of prior success in winning publicly bid tax stamp projects, which it uses for referential value in new projects.

RESEARCH AND DEVELOPMENT

     The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities through our subsidiary, Inksure Ltd. We believe our future success depends upon our ability to identify the requirements for future products and product enhancements, and to define, implement and successfully develop and introduce the technologies needed to deploy those products and product enhancements. Our research and development, net expenses for the year ended December 31, 2010 were $160,000 compared with $91,000 for the year ended
December 31, 2009. After discontinuing the research and development on our RFID product in November 2010, we plan to focus all of our research and development on our core business products. Our RFID discontinued operations research and development, net expenses for the year ended December 31, 2010 were $1,291,000 compared with $777,000 for the year ended December 31, 2009.

     We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As a part of this strategy, we work with potential customers and other members of the industry to identify market needs and define appropriate product specifications.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

     The principal raw materials used by us for the manufacturing of our specialty inks include trace amounts of various chemicals and inks suitable for various printing methods. We believe that there are many sources for both these chemicals and the printing inks, which we currently purchase from certain global major suppliers. Some of these chemicals, however, are considered rare, with high prices of $9,000 per kilogram for certain chemicals. We do not believe that we will have difficulty in continuing to procure these chemicals and printing inks given the number of suppliers, including, without limitation, suppliers located in the United States, Europe, China and Japan, from whom they can be procured. We currently subcontract the manufacturing of our specialty inks to various ink suppliers, who incorporate chemicals provided by us into the inks.
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

MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     For the fiscal year ended December 31, 2010, revenues from customers in
Europe and in North and South America amounted to approximately 57% and 32%, respectively, versus 75% and 15% respectively for the fiscal year ended December
31, 2009. Customers in Asia accounted for approximately 11% of our 2010 revenues versus 10% for the fiscal year ended December 31, 2009.

     Included in such revenues are sales to one customer which represented 56%
of our total 2010 revenues versus 71% of our total revenues for the fiscal year ended December 31, 2009.

     The loss of this customer, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

     For the fiscal years ended December 31, 2010 and 2009 respectively, revenues attributed to geographic areas based on the location of our customers were:

                              REVENUES FOR       REVENUES FOR
                             THE YEAR ENDED     THE YEAR ENDED
                            DECEMBER 31, 2010  DECEMBER 31, 2009
                               ----------        ----------

Europe                         $1,614,000        $2,256,000
North and South America           893,000           456,000
Asia                              305,000           302,000
                               ----------        ----------
TOTAL                          $2,812,000        $3,014,000
                               ----------        ----------

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

     With respect to the RFID technology, which we continued to develop until
November 2010, we have filed five patent families related to various aspects of the RFID technology. Two of our patent families have already matured into patents granted in the following jurisdictions: United States (, France,
Germany, Switzerland and United Kingdom. Our third patent family has matured into a patent granted in the United States, France, Germany, Switzerland and
United Kingdom . Regarding our fourth patent family, we have filed National
Phase applications in United States, Europe, Japan and Hong Kong being National
Phase of International Patent Application (PCT). Relating to our fifth patent family we have filed National Phase applications in United States, Europe, Japan and Hong Kong being National Phase of International Patent Application (PCT).
Notwithstanding the discontinuance of research and development in connection with our RFID product, we intend to continue to protect our portfolio of our
RFID intellectual property for the foreseeable future.

     Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether our pending patent applications will result in the issuance of any patents, or whether the patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents are issued, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us. For further information regarding our proprietary technology, please refer to item 3 (legal proceedings).

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

GOVERNMENT REGULATION

     Our scanning devices may be required by customers or any other third parties to comply with the regulations of the United States Federal
Communications Commission (FCC), which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment may require testing to ensure the equipment's compliance with the
FCC's rules. Further testing or new or enhanced regulation may extend the period of product development and commercialization and increase the associated costs.
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

     Our scanning devices may be required by customers or any other third parties to comply with the regulations of our customer's respective countries, which may require certification, verification or registration of the equipment with the customer's respective authorities. Certification and verification of new equipment may require testing to ensure the equipment's compliance with the local government regulations. Further testing or new or enhanced regulation may extend the period of product development and commercialization and increase the associated costs

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

CLIMATE CHANGE

     Our business is not materially affected by compliance with existing and pending, local, state, regional, federal or international legal requirements and agreements related to climate change.

EMPLOYEES

     As of December 31, 2010, we had 13 employees located in Israel. In addition, as of December 31, 2010, we had two employees located in the United
States (one of which is on a part time basis), substantially involved in technical support, pre-sale and post-sale technical activities. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly-skilled employees.

     The employees of our wholly owned subsidiary InkSure Ltd. are entitled to
"Dmey Havra'a" as provided in a Collective Bargaining Agreement to which the
General Labor Union of the Workers in Israel is a party. Dmey Havra'a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.38% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee's salary. InkSure
Ltd. pays a monthly amount up to 7.5% of each employee's salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee's salary. InkSure Ltd. makes cars available to some employees for their exclusive use. InkSure Ltd. pays all costs associated with these cars, whether fixed or variable, including without limitation, fuel, repairs and insurance.

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
SPECULATIVE AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY
OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. THE FOLLOWING
RISK FACTORS ARE NOT THE ONLY RISK FACTORS FACING US. ADDITIONAL RISKS AND
UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY
ALSO AFFECT OUR BUSINESS.

WE ARE FOCUSING ON NEW TRACK & TRACE TECHNOLOGY PRODUCT DEVELOPMENT. IF WE ARE
UNABLE TO DEVELOP OR COMMERCIALIZE THIS PRODUCT OR ANY OTHER PRODUCT THAT WE MAY
PURSUE IN THE FUTURE, OR EXPERIENCE SIGNIFICANT DELAYS OR UNANTICIPATED COSTS IN
DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

     We are focusing on development of a new Track & Trace product. We may spend significant amounts on attempting to develop the product and there is no assurance that such product will be successfully developed or, if developed, that we will be able to commercialize this product. As with many efforts at new product development, we are experiencing significant delays and incurring significant unanticipated expenses. Accordingly, we may spend significant time, management resources and money on the Track & Trace product with no material results. Even if we successfully develop our Track & Trace technology, we may be unable to successfully market Track & Trace products.

OUR TRACK & TRACE PRODUCTS MUST MEET EXACTING TECHNICAL AND QUALITY
SPECIFICATIONS. DEFECTS, ERRORS IN OR INTEROPERABILITY ISSUES WITH OUR PRODUCTS
OR THE FAILURE OF OUR PRODUCTS TO OPERATE AS EXPECTED COULD AFFECT OUR
REPUTATION, RESULT IN SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR
PRODUCTS.

     Our Track & Trace products may not operate as expected or may contain defects or errors, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our customers have demanding specifications for quality, performance and reliability that our Track & Trace reader products must meet. Our products are highly technical and designed to be deployed in large and complex Track &
Trace data networks and other settings under a wide variety of conditions.
Customers may discover errors, defects, or incompatibilities in our products only after they have been fully deployed and are operating under peak stress conditions. In addition, users of our Track & Trace products may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other Track
& Trace products they use.

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

OUR RESEARCH AND DEVELOPMENT EFFORTS FOR NEW PRODUCTS MAY BE UNSUCCESSFUL.

     We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. Our research and development efforts are subject to unanticipated delays, expenses and technical problems. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. For example, in November 2010 we discontinued the development of our RFID product and related technologies, after investing in such research and development efforts many years and approximately $5 million
(net of government grants), because we wanted to focus on our core technology.
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

WE CONTINUE TO RELY ON A LIMITED NUMBER OF MAJOR CUSTOMERS FOR MOST OF OUR
REVENUES; THE LOSS OF SUCH CUSTOMERS COULD ADVERSELY AFFECT OUR BUSINESS.

     For the fiscal years ended December 31, 2010 and 2009, sales to two of our customers in Europe accounted for approximately 66% and 73%, respectively, of our revenues. The loss of any customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

MOST OF OUR SALES ARE TO INTERNATIONAL CUSTOMERS; COMPLICATIONS IN INTERNATIONAL
MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

     Sales to customers outside of the United States accounted for 68% and 85%
of our revenues during 2010 and 2009, respectively. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the U.S., we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

WE HAVE GRANTED EXCLUSIVITY RIGHTS TO CERTAIN CUSTOMERS, WHICH COULD ADVERSELY
AFFECT OUR FUTURE DISTRIBUTION OPTIONS.

     We have granted to certain customers the exclusive right to use our products within such customer's country of origin for so long as such customer's orders from us reach a certain level. Although this grant of exclusivity is limited to customers' countries of origin, it is of indefinite term and may have an adverse effect on our ability to enter into agreements with other potential customers that may have broad regional operations.

WE MIGHT NEED TO RAISE ADDITIONAL CASH TO SUSTAIN OUR OPERATIONS BEYOND TWELVE
MONTHS AND EXPAND OUR OPERATIONS.

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

     Management's plans also include tight cost control and increasing the marketing of its current and new products. In addition, we may need to raise additional capital. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us.

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

WE MAY NOT BE ABLE TO RECEIVE FURTHER RESEARCH AND DEVELOPMENT GRANTS FROM THE
GOVERNMENT OF ISRAEL

     During 2007 and through December 31, 2010, we received a research and development grant of approximately $1,905,000 from Israel's Office of the Chief
Scientist (at the Ministry of Industry and Trade), or the OCS. Of this amount, a total of $1,805,000 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. Following the submission of our last research and development grant program report to the OCS
(for the period from April 1, 2009 through March 31, 2010), and following an OCS audit, on January 9, 2011, we received from the OCS a demand for return of a total amount of $99,000. In its demand, the OCS claims that some of the expenses included in the last grant were not approved. Subsequently, on February 15,
2011, we filed an objection with the OCS, rejecting these claims and provided explanations with respect to the said expenses. As of the date of this report, we have not received a response to our objection from the OCS. The company accrued this amount in the financial reports as accrued expenses.

     Accordingly, there is no assurance that further grants may be available to us in the future.

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE
FUTURE.

     We have incurred substantial losses since inception. We had an accumulated deficit of approximately $16,055,000 at December 31, 2010. We incurred net loss from discontinued operations of approximately $1,482,000 for the year ended
December 31, 2010 and we may incur further losses in the foreseeable future. We expect to spend significant amounts to enhance our products and services, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

     We have incurred substantial negative cash flows since our inception. We had negative cash flow from operating activities of $907,000 in 2010. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

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

     We are also seeking protection under the Patent Cooperation Treaty. We have several patents granted and pending and may file for additional patents as we determine appropriate. A patent may not be issued with respect to any patent application filed by us or the scope of any claims granted in any patent may not provide meaningful proprietary protection or a competitive advantage to us. The validity or enforceability of patents which may be issued or licensed to us may be challenged by others and, if challenged, may not be upheld by a court. In addition, competitors may be able to circumvent any patents that may be issued or licensed to us.

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

     Lack of financial, personnel and other resources has adversely affected our ability to compete. In 2010 we only had three dedicated sales people (one in the
US and two in Asia being responsible for the rest of the world). Western Europe,
Latin America, Africa and much of Asia are effectively lacking proper sales coverage. The audience that can be reached through print ads, direct mail and
e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

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

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY EMPLOYEES, THE LOSS OF WHICH COULD
ADVERSELY AFFECT OUR OPERATIONS.

     Our success depends to a large degree upon the skills of our senior management team and current key employees, and upon our ability to identify, hire, and retain additional sales, marketing, technical and financial personnel.
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

CONDITIONS IN ISRAEL AFFECT THE OPERATIONS OF OUR SUBSIDIARY IN ISRAEL AND MAY
LIMIT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

     InkSure Ltd., our principal operating subsidiary, is incorporated under
Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Accordingly, political, economic, security and military conditions in the Middle East in general, and in Israel in particular, directly affect InkSure Ltd.'s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.
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
2008.

     In early 2011, riots and popular uprisings in various countries in the
Middle East have led to severe political instability in those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries. In addition, this instability may affect the global economy and marketplace. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results. Furthermore, several countries still restrict trade with
Israeli companies, which limit our ability to make sales to, or purchase components from, those countries. Any future armed conflict, political instability, continued violence in the region or restrictions could limit our ability to operate our business and could have a material adverse effect on our business, operating results and financial condition.

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
These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, we have been advised by Israeli counsel, that
Israeli courts are reluctant to enforce non-compete undertakings of former employees. In specific cases our competitive position could be greatly harmed if we could not enforce these agreements.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE UNITED STATES DOLLAR AND FOREIGN
CURRENCIES MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

     We incur expenses for our operations in Israel in New Israeli shekels (NIS)
and translate these amounts into United States dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily New Israeli Shekels, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

WE ARE EXPOSED TO SPECIAL RISKS IN FOREIGN MARKETS WHICH MAY RESTRICT OUR
ABILITY TO CONVERT LOCAL CURRENCY INTO UNITED STATES DOLLARS OR NEW ISRAELI
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

WE HAVE A STOCKHOLDER THAT IS ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND
ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE
ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

     ICTS International, N.V. and its affiliates beneficially own, 9,915,555 shares of our common stock, representing approximately 23.9% of our outstanding common stock. Such ownership interest gives ICTS and its affiliates substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT
STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

     Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board under the symbol "INKS.OB". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to
December, 31, 2010, our common stock traded at prices ranging from $0.08 to
$0.55. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

THE NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE REPRESENTS NEARLY MOST OF OUR
OUTSTANDING COMMON STOCK AND THUS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON
STOCK.

     Of the 41,493,449 shares of common stock that were held by our present stockholders as of December 31, 2010, at least 11,086,559 shares were available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the 1933 Securities Act, or the Act, subject to certain limitations. In general, under Rule 144, a person (or persons whose shares are aggregated) who are not affiliates of the Company and have satisfied a six month holding period for stock traded on the Over The Counter
Bulletin Board may sell the stock freely without any restrictions, as long as, between six and twelve months we are current in our periodic SEC filings.
Affiliates can only sell if they satisfy certain requirements including: a
6-month holding period, existence of adequate current information, ordinary brokerage transaction and filing notice of the proposed sales with the SEC. In addition, affiliates may sell within any three-month period a number of securities which does not exceed 1% of the then outstanding shares of common stock (or more, depending on our the trading volume of our common stock). In addition, 10,000,000 shares of common stock underlying both current options to purchase our common stock and future issuances of options to purchase our common stock are available, once vested, for public sale in the open market. In addition we have 2,183,000 shares subject to outstanding warrants. The substantial number of shares eligible for sale could cause our common stock price to be less than it would be in the absence of such situation, whether or not such shares are actually sold, and sales of a significant number of such shares at any one time could further decrease our stock price.

ALTHOUGH OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS CONSIDERED EFFECTIVE
AS OF DECEMBER 31, 2010, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER
FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD
RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR
LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of fiscal year 2010 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

     We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 3,800 square feet pursuant to a lease expiring in September 2011. Monthly lease payments for such facility are approximately $6,000 per month. We believe that the space available in our current facilities is adequate to meet our current needs, although future growth may require that we occupy additional space.

ITEM 3. LEGAL PROCEEDINGS.

On July 25, 2010, InkSure Ltd. entered into a settlement and release agreement, or the Settlement Agreement, with Vuance Ltd. (previously known as SuperCom
Ltd., and the former owner of InkSure, referred to as SuperCom, and collectively with InkSure, as the Defendants) and with Secu-System Ltd., an Israeli company, or Secu-System or Plaintiff) in order to settle all claims and disputes that had arisen between the parties more than 10 years ago, in connection with certain claims filed by Secu-System claiming that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (1)
breach of a confidentiality agreement between the Plaintiff and Supercom; (2)
unjust enrichment of Defendants; (3) a breach of fiduciary duties owed to the
Plaintiff; and (4) a tort of misappropriation of trade secret and damage to
Plaintiff's property.

Pursuant to the Settlement Agreement the Defendants would pay to the Plaintiff an aggregate amount, which would be between NIS1,500,000 and NIS2,000,000
(approximately between $389,700 and $519,600 at the exchange rate as of July 25,
2010), with the exact amount, or the Settlement Amount, to be determined by a
Mediator, as follows:

     - Each of InkSure and SuperCom shall be responsible, severally but not jointly, to pay 50% of the Settlement Amount;

     - Within 10 business days after the execution of the Settlement Agreement,
InkSure shall deposit 50% of the Settlement Amount in trust with the Trustee;

     - SuperCom shall deposit its 50% of the Settlement Amount with the Trustee in 10 equal monthly installments, commencing on the first calendar month after the execution of the Settlement Agreement. SuperCom's payments shall carry linkage differentials and an annual interest at the rate of a 4% per annum;

     - Should SuperCom fail to pay any of the monthly installments within 7 days of its due date, its entire share of the Settlement Amount shall become immediately due.

The Settlement Agreement shall become effective, and the parties will notify the
Court so, upon the occurrence of either of the following conditions:

     - After SuperCom shall deposit its entire share of the Settlement Amount with the Trustee and the Trustee shall transfer the entire Settlement Amount to
Plaintiff's counsel; or

     - At the Plaintff's option, upon a written notice from the Plaintiff to
Defendants, notifying them that Plaintiff decided to regard the Settlement
Agreement as effective (at which case the Trustee shall immediately transfer to
Plaintiff the entire amount held by him at such time. In such case Plaintiff shall remain entitled to the entire Settlement Amount.)

Should SuperCom fail to timely pay any of the monthly installments and the balance of the Settlement Amount shall become immediately due, Plaintiff may declare that the Settlement Agreement did not become effective, at which time the proceedings in the case shall continue with each party maintaining their respective rights and claims.

On November 30, 2010, Mr. Goren, the Mediator rendered his decision awarding the
Plaintiff the aggregate Settlement Amount of NIS 1,786,000 (approximately
$484,931 at the official Bank of Israel exchange rate as of November 30, 2010), of which each of the defendants is required to pay one-half or NIS 893,000
(approximately $242,465 at the official Bank of Israel exchange rate as of
November 30, 2010).

In accordance with the terms of the Settlement Agreement, Inksure Ltd. deposited on December 30, 2010 its share of the Settlement Amount in trust with the
Trustee.

On March 3, 2011, the Company was served with an action initiated by Tzlil
Peker, its former chief financial officer. The action that was filed with the
Tel Aviv Regional Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, as well as a claim for allegedly due and owing salary and benefits in the total amount of NIS 176,594
(approximately $49,000 in accordance with the applicable NIS/$ exchange rate on
March 3, 2011.) The Company has 30 days from the date of service, to file its answer with the court.

ITEM 4. REMOVED AND RESERVED

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

                                                   HIGH         LOW
                                                 --------     --------

FISCAL YEAR 2009
     1st Quarter                                 $   0.30     $   0.10
     2nd Quarter                                 $   0.15     $   0.10
     3rd Quarter                                 $   0.13     $   0.07
     4th Quarter                                 $   0.13     $   0.07

FISCAL YEAR 2010
     1st Quarter                                 $   0.55     $   0.11
     2nd Quarter                                 $   0.49     $   0.17
     3rd Quarter                                 $   0.28     $   0.13
     4th Quarter                                 $   0.19     $   0.08

FISCAL YEAR 2011
     1st Quarter (through March 28, 2011)        $   0.18     $   0.09

     As of March 28, 2011 there were approximately 68 holders of record of our common stock.

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

     Our TagSure(TM) solutions (previously known as "SmartInk") enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings. The combination of markers, inks and materials produce electro-optic "signatures" - unique codes that are seamlessly incorporated into the printed media used by the customer. Proprietary computerized readers, available in hand-held, stationary and modular kit configurations, quickly verify these codes by manual or automatic operation. By focusing on customer-driven solutions, we are able to offer added value through enhanced reader functionality, including high-speed automatic sorting, one-to-many code matching, first and second level track and trace, code activation at the point of distribution and detrimental authentication for debit applications. The inherent flexibility of our technology also enables overlaying the machine-readable codes onto holograms and other overt features, resulting in multi-layered security that is both effective and economical.

     In November 2010, our Board of Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our
Radio Frequency Identification, or RFID, product, SARCode, and its related technologies.

REVENUES

     We are currently concentrating on entering into and implementing new large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects.
These projects involve high volume sales through multiple-year sales contracts.
In 2010 and 2009 fiscal years, approximately 68% and 85% of our revenues, respectively, were earned from customers located outside the United States.

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

     We have not recorded any income tax benefit for net losses incurred for any period from inception to December 31, 2010. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

     REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with ASC Topic 605, "Revenue Recognition", when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable.
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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. We perform credit evaluations of our customers' financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record our bad debt expenses as general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, we record a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance.

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

                                                      YEAR ENDED DECEMBER 31,
                                                      ----------------------
                                                        2010          2009
                                                      --------      --------

Revenues                                                   100%          100%
Cost of revenues                                            16            12
                                                      --------      --------

Gross profit                                                84            88

Operating expenses:
Research and development                                     6             3
Selling and marketing                                       32            14
General and administrative                                  43            18
                                                      --------      --------
Total operating expenses                                    81            35

Operating profit (loss)                                      3            53
Financial income (expense), net                            227           (82)
Taxes on income                                             (4)            0
                                                      --------      --------
Net profit (loss) from continued operations                226           (29)
                                                      --------      --------
Net profit (loss) from discontinued operations             (53)          (19)
                                                      --------      --------
Net profit (loss)                                          173           (48)
                                                      ========      ========

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009

     REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, decreased by $202,000, or by 7%, to $2,812,000 in 2010 from $3,014,000 in 2009. This decrease in revenues was mainly due to lower sales of TagSure product to one of our customers located in Europe. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures.

     Revenue from customers outside the Americas represented 68% and 85% of revenues for the fiscal years ended 2010 and 2009, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations. We expect revenue from international customers to continue to be an important part of our overall revenues and an increasing focus for net revenues growth.

     COST OF REVENUES. Cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $81,000, or 22%, to
$454,000 in 2010, from $373,000 in 2009. Cost of revenues as a percentage of revenues was 16% in 2010, compared with 12% in 2009. This increase in cost of revenues, both in absolute terms and as a percentage of revenues, was primarily related to: higher TagSure materials expenses $43,000 (due to less profitable revenues mix in 2010), higher payroll expenses of $27,000 and higher subcontractor expenses of $11,000

     RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. Research and development expenses, net increased by $69,000, or 76%, to $160,000 in 2010 from $91,000 in 2009. This increase in research and development expenses, net was primarily related to higher subcontractor's expenses of $32,000 in 2010 over 2009, higher travel expenses of
$21,000 in 2010 over 2009 and an increase of $16,000 in non-cash compensation expenses in 2010 over 2009, related to the impact of ASC Topic 718-10, "Share based Payment".

     Research and development expenses in 2010 included non-cash share based compensation expenses of $19,000.

     All research and development expenses have been charged to operating expenses as incurred.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $460,000, or 107%, to $890,000 in 2010, from
$430,000 in 2009. This increase in selling and marketing expenses was primarily related to an increase in payroll expenses of $351,000, an increase in non-cash share based compensation expenses of $147,000, offset by lower other expenses of
$38,000 (mainly travel and advertising) in 2010 over 2009.

     Selling and marketing expenses in 2010 included non-cash share based compensation expenses of $146,000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.
General and administrative expenses increased by $687,000, or 129%, to
$1,221,000 in 2010, from $534,000 in 2009. This increase in general and administrative expenses was primarily related to: additional legal expenses of
$234,000 associated with the settlement agreement reached with Secu-Systems (see
"Legal Proceedings" above), higher non-cash share based compensation expenses in an amount of $263,000, higher payroll expenses in an amount of $101,000, and higher bad debt allowance in an amount of $44,000 in 2010 over 2009.

     General and administrative expenses in 2010 included non-cash share based compensation expenses of $297,000.

     FINANCIAL INCOME (EXPENSE), NET. Financial income (expense), net changed by
$8,858,000 to financial income, net of $6,382,000 in 2010 from financial expenses, net of $2,476,000 in 2009. This change in financial income (expenses), net was primarily related to a gain on debt restructuring in an amount of
$5,881,000 (described below), a decrease of $2,329,000 in non-cash financial expenses related to convertible notes and warrants, and a decrease of $533,000 in interest expenses on convertible notes.

     NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our Board of
Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio
Frequency Identification, or RFID, product, SARCode, and its related technologies.

     The discontinued operation was mainly consisting of Research and development expenses. These expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation increased by $904,000, or 156%, to $1,482,000 in 2010 from $578,000 in 2009. This increase was primarily related to a decrease of
$637,000 in government research and development grants from 2009 to 2010, in
2009 the company sold one RFID product in the amount of $321,000, an increase of
$114,000 in non-cash compensation expenses in 2010 over 2009, related to the impact of ASC Topic 718-10, "Share based Payment", offset by lower payroll expenses of $41,000 and lower subcontractor's expenses of $127,000 in 2010 over
2009.

     The discontinued operations in 2010 included non-cash share based compensation expenses of $137,000.

     NET PROFIT (LOSS). We had a net profit of $4,887,000 in 2010, compared with a net loss of $1,468,000 in 2009, which is represents an increase of $6,355,000 in net profit. This increase in net profit (loss) was primarily related to: the non cash gain on the debt restructuring in an amount of $5,881,000 (see
"Liquidity and Capital Resources" below). Without the non cash gain on the debt restructuring, we would have had a net loss of $994,000 in 2010.

     LIQUIDITY AND CAPITAL RESOURCES

     We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $16,055,000 as of December 31, 2010, and had positive working capital (current assets less current liabilities) of approximately $1,651,000 as of December 31, 2010. Losses may continue in the foreseeable future.

     Capital expenditures were approximately $13,000 in 2010 and $5,000 in 2009.
These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of December 31, 2010.

     As of December 31, 2010, we had cash, cash equivalents and short-term deposits of approximately $1,909,000, compared to $1,283,000 in 2009. This increase is primarily due to the net replenishment in the amount of $1,555,000, which we received in connection with the private placement financing following our debt restructuring. We had negative cash flow from operating activities of approximately $907,000 in 2010 compared to a positive cash flow from operating activities of $962,000 in 2009. The negative cash flow from operating activities in 2010 is attributable mainly to the net loss from discontinued operations of approximately $1,482,000 in 2010, the increase of restricted cash due to the
Secu-System lawsuit settlement of approximately $243,000 less the non-cash financial expenses related to the share based compensation of approximately
$601,000.

     We generated negative cash flow from investing activities of approximately
$24,000 in 2010 compared to $5,000 in 2009. The negative cash flow from investing activities in 2010 was primarily due to our purchase of fixed assets and deposits made in connection with a long term lease for our facility in
Israel.

     We had a positive cash flow from financing activities of approximately
$1,557,000 in 2010 compared to a negative cash flow from financing activities of approximately $1,500,000 in 2009. The positive cash flow in 2010 is mainly due to the debt restructuring and the closing of the private placement (The negative cash flow from financing activities in 2009 was attributable to the payment on account of redemption of a portion of our convertible notes).

     At the end of 2010 we performed a cutting off plan and reduced our expenses into a breakeven level. We believe that our existing cash resources, together with cash to be collected from customers and governmental grants, will be sufficient to support our operations for the next twelve months. However, continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our long term business plans.

     THE CONVERTIBLE NOTES

     On September 30, 2005, we completed a private placement of convertible notes, in the aggregate principal amount of $6,000,000. The notes beared interest-only, with interest payments due quarterly at the rate of 4% per year.
The convertible notes were unsecured and due on September 30, 2010 the investors had the ability to cause us to redeem the notes on September 30, 2009.

     On April 9, 2008, we completed a private placement of senior secured convertible notes in an aggregate principal amount of $3,000,000. The private placement resulted in gross proceeds of $3,000,000, of which $750,000 was placed in a cash collateral account to secure our obligations under the notes.

     Pursuant to the agreements, the investors were issued $3,000,000 principal amount of new notes and exchanged their $6,000,000 principal amount of existing notes for the same principal amount of amended and restated senior secured convertible notes (together with the $3,000,000 principal amount of new notes, referred to as the New Notes) each of which was convertible into shares of common stock at a conversion price of $0.60, subject to adjustment. The New
Notes were secured by our assets and the assets of our subsidiaries and were guaranteed by each of our subsidiaries. In addition, all of the shares of each of our subsidiaries were pledged as collateral to secure our obligations under the New Notes, the security agreements and related documents. The investors had the right to require us to redeem all or any portion of the outstanding principal amount of the New Notes in cash plus accrued but unpaid interest on or after September 30, 2009. We had the right to require the investors to convert all or any portion of the New Notes into shares of common stock upon the occurrence of certain conditions relating to the trading of our common stock.
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

     On January 19, 2010, the Company, together with a group of Investors, paid a total of $3,000,000 to the Noteholders of our $8,881,080 outstanding Notes. As a result of the convertible debt extinguishment, the Company recorded a
$5,881,000 gain. An amount of $1,000,000 of the funds was provided by us from available cash as a bridge, and the balance of $2,000,000 was provided by the
Investors. In consideration for the $2,000,000 paid by the Investors, $6,881,000 in Notes were retired and $2,000,000 in Notes remained outstanding as a secured senior obligation to the Investors in accordance with the terms of the Notes.

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

     On March 11, 2010, we closed a private placement financing, raising a total amount of $1,125,000 from twenty different accredited investors, (or the "New
Investors"), of which $1,000,000 was used to replenish the $1,000,000 advanced as a bridge by the Company, and $125,000 was used for legal and other costs in connection with the private placement and for working capital purposes.

     On the same day, in connection with the private placement, we issued
25,000,000 shares of our common stock, or the Shares, at a purchase price of
$0.125 per share, of which 16,000,000 Shares were issued to the Investors in settlement of their $2,000,000 in Notes, and 9,000,000 Shares were issued to the
New Investors in consideration for the $1,125,000 invested by them.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     Our contractual obligations and commitments as of December 31, 2010 principally include obligations associated with our offices lease obligations and the lease of several automobiles which expire on various dates, the latest of which is in 2013. The future lease payments under non-cancelable office and car leases as of December 31, 2010, are as follows:

2011               $137,000
2012                 79,000
2013                 21,000
                   --------
                   $237,000
                   --------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     Under the direction of our Chief Executive Officer and Chief Financial
Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that: (i) our disclosure controls and procedures were effective as of December 31, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended
December 31, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.
Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

     Our management, including our Chief Executive Officer and Chief Financial
Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010.

     This assessment includes (a) evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

     Our assessment was conducted in accordance with criteria set forth by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B. OTHER INFORMATION.

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 28, 2011:

NAME                              AGE                   POSITION
------------------------------ ---------- ------------------------------

EXECUTIVE OFFICERS
   Tal Gilat                      39      President and Chief Executive Officer
   David (Dadi) Avner             38      Chief Financial Officer

NON-EMPLOYEE DIRECTORS
   Gadi Peleg                     36      Chairman
   Alon Raich                     35      Director
   David W. Sass                  75      Director and Secretary
   Pierre L. Schoenheimer         77      Director
   Jonathan Bettsak               41      Director

     TAL GILAT joined us in March 2010 as President and Chief Executive Officer.
Between the years 2005-2009: Mr. Gilat headed SanDisk Enterprise Sales (NASDAQ:
SNDK) in North America. Mr. Gilat joined SanDisk through the company's acquisition of publicly traded M-System (NASDAQ: FLSH), where Mr. Gilat headed
M-System's Global Enterprise Business. Between the years 2000 - 2004: Mr. Gilat founded and served as CEO of Kavado Inc. (acquired by Protegrity Inc,). Mr.
Gilat holds a B.A. with honors in Economics & Business Administration from the
Hebrew University in Jerusalem and an M.B.A. from Columbia Business School in
New York.

     DAVID (DADI) AVNER C.P.A. joined us in August 2010 as Chief Financial
Officer. Prior to joining InkSure, Mr. Avner served as Chief Financial Officer of Onset Technology Ltd., a provider of wireless e-mail solutions since 2005.
Prior to joining Onset, Mr. Avner served as a Financial Controller at Gilat
Satcom Ltd. (Tel Aviv Stock Exchange: STKM), a provider of satellite communications products and services, since 2002. Mr. Avner began his career at
Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, where he served as an account manager in the high-tech practice since 1999. Mr. Avner holds a
B.A. in Business and Accounting from the Israeli College of Management Academic
Studies, and he is a Certified Public Accountant in Israel since.

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

     ALON RAICH joined us in December 2009. Mr. Raich is a Certified Public
Accountant admitted to practice in Israel since 2004. In 2005 he joined ICTS
International NV, an aviation security company listed on over the counter stock market (OTC: ICTS.OB), as a Controller, and since 2008 acts as its Chief
Financial Officer. Between the years 2001 - 2005 Mr. Raich worked in the accounting firm, Kesselman & Kesselman, PriceWaterhouseCoopers (PwC). Mr. Raich
holds a B.A. in economics and accounting and an M.A. in law both from Bar-Ilan
University, Israel.

     DAVID W. SASS joined us in February 2003 as director. Mr. Sass is a director and officer of other private companies. For the past 50 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS
International N.V., an aviation security company listed on over the counter stock market (OTC: ICTS.OB), an honorary trustee of Ithaca College and a
Director of Temple University Law Foundation. Mr. Sass holds a B.A. from Ithaca
College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law.

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

     JONATHAN BETTSAK joined us as a director in May 2010. In 1992 he joined his family's third generation family business. He was involved as founder in the establishment and sale of Sinfonet, the largest internet company in Panama.
Jonathan's family enterprise currently owns the leading technology and computer retailer in Panama, Multimax as well as Multitek a business systems integrator company with offices in Panama, Colombia and Chile. Both companies have a combined labor force of over 500 employees. In real estate, the Bettsak family has been involved in land development and property leasing for many years. They are currently constructing apartment complexes as well as office centers, office buildings, hotel resorts and shopping malls. In 2008 Mr. Bettsak joined the board of Digicel Panama, a leading cellular operator. He received his B.A. in
Finance from the American University in Washington D.C. in 1991 and completed the Harvard Business School Owner, President, Manager Program in 2011.

     COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

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

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10%
beneficial owners were filed on a timely basis.

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

CORPORATE GOVERNANCE

     AUDIT COMMITTEE. During the fiscal year ended December 31, 2010, we had 6 meetings of our Audit Committee. The Audit Committee currently has three members: Messrs. Alon Raich (Chairman), David W. Saas and Pierre L.
Schoenheimer. The Audit Committee recommends the Company's Board of directors to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the
Audit Committee satisfy the current independence standard promulgated by the
SEC, as such standards apply specifically to members of audit committees. The board of directors has determined that Alon Raich and Pierre L. Schoenheimer are
"audit committee financial experts" as the SEC has defined that term in Item 407 of Regulation S-K. The Audit Committee written charter is available upon request from the Company's Chief Financial Officer.

     COMPENSATION COMMITTEE The role of the Compensation Committee is to advise and make recommendations to the Board of Directors relating to the compensation of the Company's executive officers, administration of all plans of the Company under which Company securities may be acquired by directors, executive officers, employees and consultants and to produce the report on executive compensation in the Company's annual proxy statement in accordance with applicable rules and regulations. The current members of our Compensation Committee are Messrs. Gadi
Peleg, David W. Sass and Jonathan Bettsak, all of whom are independent directors. The Committee will report to the Board of Directors which will have the final decisions with respect to all such matters. The Compensation Committee written charter is available upon request from the Company's Chief Financial
Officer.

     We do not have a standing nominating committee. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. The entire board of directors currently operates as the nominating committee for us. There is no formal process or policy that governs the manner in which we identify potential candidates for the board of directors. Historically, however, the board of directors has considered several factors in evaluating candidates for nomination to the board of directors, including the candidate's knowledge of the company and its business, the candidate's business experience and credentials, and whether the candidate would represent the interests of all the company's stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of board of directors nominees recommended by our stockholders. However, the board of directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the board of directors should do so in writing to us at 551 Fifth Avenue, New York, NY 10176 , Attn:
Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and had annual total compensation greater than $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to
(ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year. These officers are refereed to as our named executive officers.

                                                                               OPTION         ALL OTHER
                                                                 BONUS         AWARDS       COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR       SALARY ($)       ($)(5)         ($)(1)         ($)(2)        TOTAL ($)
---------------------------          ----        -------         ------         ------         ------        -------

Tal Gilat,
PRESIDENT AND CHIEF EXECUTIVE
   OFFICER                           2009              -              -              -              -              -
                                     2010        163,662         50,000         97,141         15,260        326,063

Yaron Meerfeld,
CHIEF OPERATING OFFICER (3)          2009        172,445         30,000         23,537         17,047        243,029
                                     2010        232,840              -        120,053         20,449        380,787

Viktor Godlovsky
DIRECTOR OF SALES & BUSINESS
   DEVELOPMENT                       2009        104,522              -            710         11,407        116,639
                                     2010        120,278              -         32,561         12,615        165,598

Ehud Zorea
R&D MANAGER                          2009        108,043              -          4,257         12,679        124,979
                                     2010        134,490              -         47,191         17,579        199,260

David (Dadi) Avner
CHIEF FINANCIAL OFFICER (4)          2009              -              -              -              -              -
                                     2010         41,233              -          6,791          6,934         54,958

(1) Options awards costs are measured according to the grant date fair market value in accordance with ASC Topic 718-10, "Share-Based Payment". For a disclosure of the assumptions made in the valuation of the options awards please refer to Note 2 of the Notes in our Consolidated Financial Statements under Item
15 of this Annual Report on Form 10-K.

(2) For use of company car.

(3) Mr. Meerfeld also served as our Acting Chief Executive Officer until
February 2010.

(4) Mr. Avner joined us as Controller on August 15, 2010. On September 21, 2010,
Mr. Avner was appointed as our Chief Financial Officer.

(5) MBO criteria consist of specific revenues, new customers and new channel partners milestones.

EMPLOYMENT AGREEMENTS

On March 2, 2010, the Board of Directors appointed Mr. Tal Gilat as President and Chief Executive Officer of the Company commencing immediately. Under his employment agreement, Mr. Gilat is entitled to a base salary of NIS 50,000 per month. In addition, Mr. Gilat is entitled to targeted 2010 Management By
Objectives, or MBO, gross bonus of up to NIS 480,000 (at 100% achievement, in accordance with the MBO targets set by the Company's Board of Directors. The MBO criteria consist of specific revenues, new customers and new channel partners milestones). Furthermore, the Company pays an additional sum of up to 15.83% of the base salary towards a manager's insurance policy, and an amount equal to
7.5% of the base salary for an advanced study fund, both in the name of Mr.
Gilat. Mr. Gilat is also entitled to a company car and cell phone in accordance with the Company's policy. Mr Gilat is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment, the Company granted to Mr. Gilat options to purchase up to 700,000 shares of the Company's common stock according and subject to the provisions of the Company's 2002
Employee, Director and Consultant Stock Option Plan. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September
2, 2010 and the rest in ten equal quarterly installments up until March 2, 2013.

On September 21, 2010, the Board of Directors appointed Mr. David (Dadi) Avner, the former controller of the Company's subsidiary, InkSure Ltd., as Chief
Financial Officer of the Company commencing immediately. Mr. Avner continued to be an employee of InkSure Ltd. Under his employment agreement with InkSure Ltd.,
Mr. Avner is entitled to a base salary of NIS 22,500 per month. In addition, Mr.
Avner is entitled to an additional monthly gross amount of NIS 7,500 as global compensation for overtime hours. Furthermore, InkSure Ltd. pays him an amount of up to 13.83% of the salary towards his manager's insurance fund, and an additional amount equal to 7.5% of the salary for his advanced study fund. Mr.
Avner is also entitled to a company car, cell phone and laptop computer in accordance with InkSure Ltd.'s policies. Mr. Avner is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment,
Mr. Avner was granted stock options to purchase up to 400,000 shares of the
Company's common stock according and subject to the provisions of the Company's
2002 Employee, Director and Consultant Stock Option Plan. The options are exercisable at $0.16 per share and vest in four equal annual installments , the last of which on October 14, 2014.

     Our officers, like our employees, are entitled to "Dmey Havra'a" as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra'a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.38% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee's salary. InkSure Ltd.
pays a monthly amount up to 7.5% of each employee's salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee's salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2010 for each of our named executive officers.

                                                         NUMBER OF
                                      NUMBER             SECURITIES
                                        OF               UNDERLYING
                                    SECURITIES          UNEXERCISED
                                   UNDERLYING             OPTIONS
                               UNEXERCISED OPTIONS          (#)                              OPTION
                                       (#)             UNEXERCISABLE     OPTION EXERCISE   EXPIRATION
            NAME                 EXERCISABLE (1)          (1) (2)           PRICE ($)         DATE
--------------------------- ------------------------ ------------------- --------------- --------------
        Tal Gilat (3)                 122,499              577,501              0.38        03/02/2015
--------------------------- ------------------------ ------------------- --------------- --------------
    Yaron Meerfeld (4)(5)           1,450,000                   --              0.125       11/30/2011
--------------------------- ------------------------ ------------------- --------------- --------------
     Ehud Zorea (6) (7)               400,000                   --              0.125        4/30/2011
--------------------------- ------------------------ ------------------- --------------- --------------
    Viktor Godlovsky (8)              100,000              300,000              0.125       01/19/2015
--------------------------- ------------------------ ------------------- --------------- --------------
   David (Dadi) Avner (9)                  --              400,000              0.16        10/11/2015
--------------------------- ------------------------ ------------------- --------------- --------------

(1)  The options were granted pursuant to our 2002 Employee, Director and
     Consultant Stock Option Plan.

(2)  The outstanding option agreements issued under our 2002 Employee, Director and Consultant Stock Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

(3)  On March 2, 2010 Mr. Gilat was granted stock options to purchase 700,000 shares of common stock. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments up until March 2, 2013.

     Stock option to purchase an additional 64,166 shares will vest on March 2,
     2011, and the rest in equal quarterly installments up until March 2, 2013.

(4)  On January 19, 2010, all of Mr. Meerfeld's then 280,000 existing stock options were cancelled and replaced with new stock options to purchase an additional 1,450,000 shares, with an exercise price of $0.125 per share.

(5)  On December 1, 2010, the Company terminated the employment agreement of Mr.
     Meerfeld, which termination triggered an acceleration of exercisability of all outstanding stock options of Mr. Meerfeld, all of which are now exercisable.

(6)  On January 19, 2010, all of Mr. Zorea's then 50,000 existing stock options were cancelled and replaced with new stock options to purchase an additional 400,000 shares, with an exercise price of $0.125 per share.

(7)  On December 31, 2010, the Company terminated the employment agreement of
     Mr. Zorea, which triggered an acceleration of exercisability of all outstanding stock options of Mr. Zorea, all of which are now exercisable

(8)  On January 19, 2010, all of Mr. Godlovsky's then 56,000 existing stock options were cancelled and replaced with new stock options to purchase an additional 400,000 shares, with exercise price of $0.125 per share. Stock options to purchase 100,000 shares of common stock were immediately vested on the date of grant and stock options to purchase the remaining 300,000 shares will vest in three equal annual installments, the last of which on
     January 19, 2013.

(9)  On October 14, 2010 Mr. Avner was granted stock options to purchase 400,
     000 shares of common stock. The options are exercisable at $0.16 per share and vest in four equal annual installments commencing October 14, 2011, and the last of which is on October 14, 2014

     During 2010, we granted to our employees, directors and officers new stock options to purchase up to 6,320,000 shares of our common stock, cancelling and replacing substantially all of their then existing stock option grants.

                            DIRECTOR COMPENSATION (3)

                                FEES EARNED OR       STOCK        OPTION
                                 PAID IN CASH       AWARDS         AWARDS           TOTAL
            NAME                    ($)(2)          ($)(3)         ($)(1)            ($)
-----------------------------   ---------------  -------------  --------------  --------------

Gadi Peleg (4)                  $      150,000  $      50,000  $      168,750   $     368,750
Alon Raich                      $        3,750  $      11,250  $       42,500   $      57,500
David W. Sass                   $        3,750  $      11,250  $       45,000   $      60,000
Pierre L. Schoenheimer          $        3,750  $      11,250  $       45,000   $      60,000
Randy F. Rock (5)               $       15,000  $           -  $       45,000   $      60,000
Jonathan Bettsak (6)            $            -  $       8,750  $           --   $       8,750

(1)  Options awards costs are measured according to the grant date fair market value in accordance with ASC TOPIC 718-10, "Share-Based Payment". For a disclosure of the assumptions made in the valuation of the options awards please refer to Note 2 of the Notes in our Consolidated Financial
     Statements under Item 15 of this Annual Report on Form 10-K.

(2)  On February 4, 2010, the Board of Directors approved $15,000 fees to be paid to each non-employee director of the company (to be paid quarterly) in connection with their service in 2010.

(3)  On February 7, 2011 the Company's Board of Directors unanimously approved that the officers of the Company be and they hereby are authorized and directed to pay to the outside directors the accrued but unpaid compensation for year 2010 by the issuance of shares of the Company's common stock at the fair market value of the shares at the date of issuance, which shares upon issuance shall be fully paid and non-assessable shares of common stock of this corporation and shall bear the appropriate
     SEC restricted legend. The shares were actually issued on March 3, 2011.
     The share price on the date of grant was $0.18. For awards of stock, the aggregate grant date fair value computed in accordance with FASB ASC Topic

(4)  On February 4, 2010, the board of directors approved $100,000 of fees to be paid to Mr. Peleg per annum. Additionally the board approved $100,000 of fees to be paid retroactively for his service as Acting Chairman of the
     Board in 2009.

(5)  On October 7, 2010, Randy F. Rock resigned his position as a Director of the Company. Mr. Rock received $15,000. Additionally, on October 8, 2010, the Board of Directors approved a grant to Mr. Rock of 40,000 shares of our common stock. These shares were actually granted on February 1, 2011. Mr.
     Rock's options, which were never exercised, expired on January 7, 2011, ninety days after his resignation from the Board of Directors.

(6)  Mr. Bettsak joined our Board of Directors on May 27, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of March 28, 2011, concerning the beneficial ownership of voting securities of (i) each current member of the board of directors, (ii) the executive officers included in the
Summary Compensation Table above, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

     As of March 28, 2011, we had 42,312,088 shares of common stock outstanding.

                                                        AMOUNT OF
                                                         SHARES
                                                      BENEFICIALLY     PERCENTAGE
                                                        OWNED(1)          OWNED
                                                        ---------      -----------

DIRECTORS AND EXECUTIVE OFFICERS**

Yaron Meerfeld (2)                                      2,735,594            6.04%
Alon Raich (3)                                            332,500               *
Jonathan Bettsak                                           48,611               *
Pierre L. Schoenheimer (4)                              2,361,000            5.21%
David W. Sass (5)                                         199,853               *
Gadi Peleg (6)                                          4,227,778            9.33%
Viktor Godlovsky (7)                                      200,000               *
Ehud Zorea (8)                                            400,000               *
Tal Gilat (9)                                             186,665               *
David (Dadi) Avner                                              -               *
Executive officers and directors as a group (10
persons)                                               10,692,001           23.59%

5% STOCKHOLDERS

ICTS International N.V. and affiliates (10)             9,915,555           21.88%

*    Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**   Except as otherwise indicated, the address of each beneficial owner is c/o
     InkSure Technologies Inc., 551 Fifth Avenue, New York, NY 10176.

(1)  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 28, 2011. Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2)  Includes stock options to purchase up to 1,450,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(3)  Includes stock options to purchase up to 70,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(4)  Includes stock options to purchase up to 130,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(5)  Includes stock options to purchase up to 130,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(6)  Includes stock options to purchase up to 750,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(7)  Includes stock options to purchase up to 200,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(8)  Includes stock options to purchase up to [400,000?] shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(9)  Includes stock options to purchase up to 186,665 shares of common stock, which are currently exercisable or exercisable within 60 days of March 28,
     2011.

(10) Includes 544,118 shares of common stock beneficially owned by ICTS-USA,
     Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,075,676 shares of common stock beneficially owned by ICTS Information Systems,
     B.V., a wholly owned subsidiary of ICTS International, N.V..; and 6,295,761 shares of common stock owned by ICTS International N.V. ICTS-USA, Inc.'s, ,
     ICTS Information Systems, B.V.'s and ICTS International N.V.'s address is
     Biesboch 225, 1181 JC Amstelveen, Netherlands. This information is based solely on information provided by the shareholders on a Schedule 13D filed with the SEC.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2010. Our stockholder approved equity compensation plan consists of the 2002 Employee, Director and Consultant
Stock Option Plan. Under this plan, we grant options in order to attract and retain employees, directors, officers and certain consultants. Such options become exercisable under vesting schemes as approved by the board or by the compensation committee, if delegated by the board. Normally, the options are vested ratably as long as the optionee still serves with the Company and expire after five years from the grant date. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

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
                                                                                   REMAINING AVAILABLE
                                                                                    FOR FUTURE ISSUANCE
                                NUMBER OF SECURITIES                                   UNDER EQUITY
                                  TO BE ISSUED UPON         WEIGHTED-AVERAGE        COMPENSATION PLANS
                                     EXERCISE OF           EXERCISE PRICE OF            (EXCLUDING
                                OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      SECURITIES REFLECTED
PLAN CATEGORY                    WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           IN COLUMN (A))
-----------------------------  ------------------------ -------------------------  ----------------------

Equity compensation plans
   approved by security
   holders                                   6,069,519       $       0.18                      3,930,481
Equity compensation plans
   not approved by security
   holders(1)                                  180,000       $       1.58                              0
                                             ---------                                         ---------
   TOTAL                                     6,249,519                                         3,930,481

(1) see NOTE 9 - STOCK CAPITAL, in the attached Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

     Our Audit Committee reviews and approves in advance all related-person transactions. As described below there had been one transaction during the fiscal year 2010 with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates or with any
"related person" as the SEC has defined that term in Item 404 of Regulation S-K promulgated by the SEC. On January 19, 2010, the Company, together with a group of investors, or the Investors, paid to our note holders, or the Noteholders, a total of $3,000,000 in order to settle the entire $8,881,000 in convertible notes, or the Notes, that were outstanding at the time.

     As a result of the convertible debt extinguishment, the Company recorded a
$5,881,000 gain. An amount of $1,000,000 of the funds was provided by us from available cash as a bridge, and the balance of $2,000,000 was provided by the
Investors. In consideration for the $2,000,000 paid by the Investors, $6,881,000 in Notes were retired and $2,000,000 in Notes remained outstanding as a secured senior obligation to the Investors in accordance with the terms of the Notes.

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

     On March 11, 2010, we closed a private placement financing, raising a total amount of $1,125,000 from twenty different accredited investors, or the New
Investors, of which $1,000,000 was used to replenish the $1,000,000 advanced as a bridge by the Company, and $125,000 was used for legal and other costs in connection with the private placement and for working capital purposes. On the same day, in connection with the private placement, we issued 25,000,000 shares of our common stock, or the Shares, at a purchase price of $0.125 per share, of which 16,000,000 Shares were issued to the Investors in settlement of their
$2,000,000 in Notes, and 9,000,000 Shares were issued to the New Investors in consideration for the $1,125,000 invested by them.

     The group of the Investors includes: Sinfo Holdings BVI, Peleg Investment
Management LLC, Pierre L. Schoenheimer, Yaron Meerfeld, T&M Trusteeship and
Management Services, Yusuf Taragano and Leonard Lichter. Peleg Investment
Management LLC is controlled by Mr. Gadi Peleg, the Chairman of the Board of
Directors of the Company, Mr. Pierre Schoenheimer is a director of the Company,
Mr. Yaron Meerfeld is a director and Chief Operating Officer of the Company and
Mr. Leonard Lichter is a partner with Lichter Gliedman Offenkrantz PC, a law firm that provided legal services to the Company in connection with the private placement.

     The group of New Investors includes, among others, ICTS International, N.V.
and Alon Raich, in his individual capacity. Mr. David Sass, a director of the
Company, is also a director of ICTS International, N.V. Mr. Alon Raich, who is a
director of the Company, also serves as Chief Financial Officer of ICTS
International, N.V.

DIRECTOR INDEPENDENCE

     As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. Nonetheless, of the five directors currently serving on the board of directors, we believe that David W. Sass, Pierre L Schoenheimer, Alon Raich and Jonathan Bettsak are
independent directors within the meaning of NASDAQ Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents fees for professional audit services rendered by Brightman Almagor & Co., CPA, a member firm of Deloitte Touche Tohmatsu, or BAC, for the audit of our annual financial statements for the years ended
December 31, 2010 and December 31, 2009 and fees billed for other services rendered by BAC during the same periods.

                              FISCAL YEAR ENDED         FISCAL YEAR ENDED
                              DECEMBER 31, 2010         DECEMBER 31, 2009
                           -----------------------   ------------------------

Audit fees(1)              $                28,000   $                 28,000
Audit related fees         $                     0   $                      0
Tax fees                   $                     0   $                      0
All other fees             $                     0   $                      0
                           =======================   ========================
Total                      $                28,000   $                 28,000

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT
SERVICES OF INDEPENDENT AUDITORS

     Consistent with SEC policies regarding auditor independence, our Audit
Committee recommends the Company's Board of directors for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.                           DESCRIPTION
-----------         ------------------------------------------------------------

3.1                 Articles of Incorporation of the Company, as amended
                    (previously filed as exhibit 3.1 to our Form 10-SB filed
                    with the SEC on June 10, 1998; exhibits 3.1 and 3.2 to our
                    Current Report on Form 8-K filed with the SEC on November 8,
                    2002; exhibit 4 to our Current Report on Form 8-K filed with the SEC on July 22, 2003; and exhibit 3.1 to our Current
                    Report on Form 8-K filed with the SEC on September 24,
                    2010).

3.2                 By-Laws, as amended (previously filed as exhibit 3.2 to our
                    Form 10-SB on June 10, 1998; exhibit 3.4 to our Quarterly
                    Report on Form 10-QSB on November 14, 2002; exhibit 5 to our
                    Current Report on Form 8-K on July 22, 2003; and exhibit 3.1 to our Current Report on Form 8-K on April 4, 2008).

4.1                 Form of Amended and Restated Senior Secured Convertible Note
                    (previously filed as exhibit 4.1 to our Current Report on
                    Form 8-K on April 9, 2008).

4.2                 Form of Senior Secured Convertible Note (previously filed as exhibit 4.2 to our Current Report on Form 8-K on April 9,
                    2008).

4.3                 Form of Series A, Series B-1 and Series B-2 Warrant
                    (previously filed as exhibit 4.3 to our Current Report on
                    Form 8-K on April 9, 2008).

4.4                 Assignment of Senior Secured Convertible Note (previously
                    filed as exhibit 10.2 to our Current Report on Form 8-K on
                    January 21, 2010).

4.5                 First Amendment to Series A Warrant (previously filed as
                    exhibit 4.1 to our Current Report filed on Form 8-K on
                    January 21, 2010).

4.6                 Assignment Agreement of Senior Secured Convertible
                    Promissory Note, Security Agreement and Guarantee
                    (previously filed as exhibit 10.2 to our Current Report
                    filed on Form 8-K on January 21, 2010).

10.1*               2002 Employee, Director and Consultant Stock Option Plan
                    (previously filed as exhibit 10.1 to our Quarterly Report on
                    Form 10-QSB filed on November 14, 2002).

10.2*               Amendment No.1 to InkSure Technologies Inc. 2002 Employee,
                    Director and Consultant Stock Option Plan. (previously filed as exhibit 10.2 to Form 8-K filed on September 24, 2010).

10.3*               Amendment No.2 to InkSure Technologies Inc. 2002 Employee,
                    Director and Consultant Stock Option Plan. (previously filed as exhibit 10.3 to Form 8-K filed on September 24, 2010).

10.4                An English translation of the Settlement and Release
                    Agreement dated as of July 25, 2010, by and among InkSure
                    Ltd., Vouance Ltd. and Secu-System Ltd. (previously filed as exhibit 10.1 to our Current Report on Form 8-K on July 26,
                    2010).

10.5*               Employment Agreement and Stock Option Agreement of Tal Gilat
                    (previously filed as Exhibits 10.1 and 10.2 to our Current
                    Report on Form 8-K on March 8, 2010).

10.6*               Amendment No. 1 to Employment Agreement of Tal Gilat.**

10.7                Employment Agreement of David (Dadi) Avner (previously filed as Exhibit 10.1 to our Current Report on Form 8-K on
                    September 24, 2010).

10.8                Purchase Agreement between the Company and each of the
                    Senior Secured Convertible Note holders (previously filed as exhibit 10.1 to our Current Report filed on Form 8-K on
                    January 21, 2010).

10.9                Subscription Agreement for Private Placement (previously
                    filed as exhibit 10.1 to our Current Report filed on Form
                    8-K on March 16, 2010).

21.1                Subsidiaries of the Registrant (previously filed as exhibit
                    21.1 to our Annual Report on Form 10-KSB filed on March 31,
                    2003).

23.1                Consent of Brightman Almagor & Co., Certified Public
                    Accountants, a member firm of Deloitte Touche Tohmatsu.**

31.1                Rule 13-14(a) Certification of Chief Executive Officer. **

31.2                Rule 13-14(a) Certification of Chief Financial Officer. **

32.1                Section 1350 Certifications of Chief Executive and Chief
                    Financial Officers.***

*    Management contract or compensatory plan or arrangement.

**   Filed herewith.

***  Furnished herewith.

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2010

                            U.S. DOLLARS IN THOUSANDS

                                      INDEX

                                                                      PAGE
                                                                 ---------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F - 2

CONSOLIDATED BALANCE SHEETS                                           F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F - 4

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY                     F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F - 7 - F - 21

                                     F - 1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             TO THE STOCKHOLDERS OF
                            INKSURE TECHNOLOGIES INC.

We have audited the accompanying consolidated balance sheets of InkSure
Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2010, and 2009 and the related consolidated statements of operations, stockholders'
capital equity and cash flows for each of the two years in the period ended
December 31, 2010. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2010, and 2009 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of
America

/s/ BRIGHTMAN ALMAGOR ZOHAR & CO.
-----------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER FIRM OF DELOITTE TOUCHE TOHMATSU

Tel-Aviv, Israel
March 29, 2011

                                     F - 2

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                  DEC 31,           DEC 31,
                                                                                   2010              2009
                                                                                  --------         --------
                                                                                  AUDITED           AUDITED
                                                                                  --------         --------

         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $  1,909         $  1,283
Restricted Cash (note 9C)                                                              266            1,513
Trade receivables                                                                      219              278
Other accounts receivable and prepaid expenses (note 3)                                 43               43
Inventories (note 4)                                                                   229              193
Assets related to discontinued operations (note 5)                                      93              269
                                                                                  --------         --------

TOTAL CURRENT ASSETS                                                                 2,759            3,579

PROPERTY AND EQUIPMENT, NET (NOTE 6)                                                    67               83
LONG TERM DEPOSIT                                                                       11                -
                                                                                  --------         --------

TOTAL ASSETS                                                                      $  2,837         $  3,662
                                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Trade payables                                                                    $    147         $    116
Employees and payroll accruals                                                         131               87
Accrued expenses and other payables                                                    653              475
Convertible notes, net (note 8)                                                          -            8,881
Liabilities related to discontinued operations (note 5)                                177              504
                                                                                  --------         --------

TOTAL CURRENT LIABILITIES                                                            1,108           10,063

Warrants to issue shares                                                               183              598
Commitments and other contingent liabilities (note 9)                                    -                -
                                                                                  --------         --------

TOTAL LIABILITIES                                                                    1,291           10,661
                                                                                  ========         ========

STOCKHOLDERS' EQUITY (DEFICIENCY):
Capital Stock (note 10):
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of December 31, 2010 and as of December
   31, 2009)                                                                             -                -
Common stock of $0.01 par value - Authorized: 75,000,000 as of December
  31, 2010 (50,000,000 shares as of December 31, 2009); Issued and outstanding: 41,493,449 shares as of December 31, 2010 (16,472,968
  shares as of December 31, 2009)                                                      415              164
Additional paid-in capital                                                          17,068           13,661
Accumulated other comprehensive income                                                 118              118
Accumulated deficit                                                                (16,055)         (20,942)
                                                                                  --------         --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              1,546           (6,999)
                                                                                  --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)                            $  2,837         $  3,662
                                                                                  ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 3

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                    2010            2009
                                                                 ----------      ----------

Revenues (Note 13)                                               $    2,812      $    3,014
Cost of revenues                                                        454             373
                                                                 ----------      ----------

Gross profit                                                          2,358           2,641
                                                                 ----------      ----------

Operating expenses:
   Research and development, net                                        160              91
   Selling and marketing                                                890             430
   General and administrative                                         1,221             534
                                                                 ----------      ----------
   Total operating expenses                                           2,271           1,055
                                                                 ----------      ----------

Operating profit (loss)                                                  87           1,586
                                                                 ----------      ----------

Gain from extinguishment of convertible debt                          5,881               -
Financial income (expense), net                                          86            (562)
Financial income (expenses) related to convertible notes
   and warrants, net                                                    415          (1,914)
                                                                 ----------      ----------
Total financial income (expenses), net (Note 12)                      6,382          (2,476)
                                                                 ----------      ----------

Net profit (loss) before taxes                                        6,469            (890)
Taxes on income                                                         100               -
                                                                 ----------      ----------

Net profit (loss) from continued operations                           6,369            (890)
                                                                 ----------      ----------

Net loss from discontinued operations (Note 5)                        1,482             578
                                                                 ----------      ----------

Net profit (loss)                                                $    4,887      $   (1,468)
                                                                 ==========      ==========

Net profit (loss) per share from continuing operations:
Basic                                                            $     0.17      $    (0.05)
                                                                 ==========      ==========

Diluted                                                          $     0.16      $    (0.05)
                                                                 ==========      ==========

Net loss per share from discontinued operations:
Basic                                                            $    (0.04)     $    (0.04)
                                                                 ==========      ==========

Net profit (loss) per share:
Basic                                                            $     0.13      $    (0.09)
                                                                 ==========      ==========

Diluted                                                          $     0.12      $    (0.09)
                                                                 ==========      ==========

Weighted average number of common stock used in computing
   basic net profit (loss) per share                             36,752,484      16,472,968
                                                                 ==========      ==========

Weighted average number of common stock used in computing
   diluted net profit (loss) per share                           39,770,077      16,472,968
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

                                     F - 4

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
           U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                        ACCUMULATED                   TOTAL
                                                             ADDITIONAL   DEFERRED        OTHER                   STOCKHOLDERS
                                                    SHARE     PAID-IN    STOCK-BASED  COMPREHENSIVE   ACCUMULATED    EQUITY
                                                   CAPITAL    CAPITAL    COMPENSATION    INCOME         DEFICIT   (DEFICIENCY)
                                                  --------    --------    --------      --------        --------    --------

BALANCE AS OF JANUARY 1, 2008                     $    161    $ 14,279           -      $    118        $(18,177)   $ (3,619)
                                                  ========    ========    ========      ========        ========    ========

Stock based compensation                                 -         159           -             -               -         159
Issuance of 179,696 shares of common stock
   in dispute settlement                                 2          (2)          -             -               -           -
Conversion of senior secured convertible
   notes                                                 1         117           -             -               -         118
Beneficial conversion feature of
   convertible notes                                     -       2,155           -             -               -       2,155
Net loss                                                 -           -           -             -          (3,528)     (3,528)
                                                  --------    --------    --------      --------        --------    --------

BALANCE AS OF DECEMBER 31, 2008                   $    164    $ 16,708           -      $    118        $(21,705)   $ (4,715)
                                                  ========    ========    ========      ========        ========    ========

Stock based compensation                                 -          61           -             -               -          61
Initial adoption of ASC815-40-15 warrants
   to issue shares                                       -      (3,108)          -             -           2,231        (877)
Net loss                                                 -           -           -             -          (1,468)     (1,468)
                                                  --------    --------    --------      --------        --------    --------

BALANCE AS OF DECEMBER 31, 2009                   $    164    $ 13,661           -      $    118        $(20,942)   $ (6,999)
                                                  ========    ========    ========      ========        ========    ========

Stock based compensation                                 -         601           -             -               -         601
Conversion of convertible notes                        160       1,840           -             -               -       2,000
Private placement, net                                  90         965           -             -               -       1,055
Exercise of 20,481 options into 20,481
   shares of common stock                                1           1           -             -               -           2
NET PROFIT                                               -           -           -             -           4,887       4,887
                                                  --------    --------    --------      --------        --------    --------

BALANCE AS OF DECEMBER 31, 2010                   $    415    $ 17,068           -      $    118        $(16,055)   $  1,546
                                                  ========    ========    ========      ========        ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 5

                 INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS

                                                                               YEAR ENDED DECEMBER 31,
                                                                                --------------------
                                                                                  2010        2009
                                                                                -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                                               $ 4,887      $(1,468)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                        29          434
Decrease (increase) in restricted cash balances                                    (253)         352
Decrease (increase) in trade receivables                                             59         (174)
Non cash financial expenses related to convertible notes, net                         -        1,794
Gain from extinguishment of convertible debt                                     (5,881)           -
Increase in other accounts receivable and prepaid expenses                            -          (12)
Decrease (increase) in inventories                                                  (36)         129
Decrease (increase) in Assets related to discontinued operations                    176          (51)
Increase in trade payables                                                           31           16
Increase in employees and payroll accruals                                           44           15
Changes in warrants to issue shares                                                (415)        (279)
Share based compensation                                                            601           61
Increase in accrued expenses and other payables                                     178           90
Increase (decrease) in liabilities related to discontinued operations              (327)          55
                                                                                -------      -------

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES                                (907)         962
                                                                                =======      =======

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                  (13)          (5)
Long-term lease deposits made                                                       (11)           -
                                                                                -------      -------

NET CASH USED BY INVESTING ACTIVITIES                                               (24)          (5)
                                                                                =======      =======

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in restricted cash                                                          500       (1,500)
Proceeds from options exercise, net                                                   2            -
Proceeds from private placement, net                                              1,055            -
                                                                                -------      -------

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                               1,557       (1,500)
                                                                                =======      =======

Increase (decrease) in cash and cash equivalents                                    626         (543)
Cash and cash equivalents at the beginning of the year                            1,283        1,826

Cash and cash equivalents at the end of the year                                $ 1,909      $ 1,283
                                                                                =======      =======

NON-CASH TRANSACTIONS
Conversion of debt to shares                                                    $ 2,000      $     -
                                                                                =======      =======
Repayment as part of debt restructuring from restricted cash                    $ 1,000      $     -
                                                                                =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 6

NOTE 1 - GENERAL

     A.   InkSure Technologies Inc., and its subsidiaries, together, the
          Company, was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, InkSure Technologies Inc. effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware)
          Inc., which was incorporated on June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereupon renamed itself InkSure Technologies Inc.

          The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from
          counterfeiting, fraud and diversion. During 2010, the Company generated most of its revenues from major customers (see also Note
          12).

          The Company conducts its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies
          Inc.) (as of December 31, 2010, IST Operating Inc. is inactive);
          InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in
          March 2000 (as of December 31, 2010, InkSure RF Inc. is inactive).

     B.   On January 19, 2010, the Company, together with a group of investors,
          (or the "Investors"), paid to our note holders, (or the
          "Noteholders"), a total of $3,000 in order to settle the entire $8,881 in convertible notes, (or the" Notes"), that were outstanding at the time.

          As a result of the convertible debt extinguishment, the Company recorded a $5,881gain. An amount of $1,000 of the funds was provided by the Company from available cash as a bridge, and the balance of
          $2,000 was provided by the Investors. In consideration for the $2,000 paid by the Investors, $6,881 in Notes were retired and $2,000 in
          Notes remained outstanding as a secured senior obligation to the
          Investors in accordance with the terms of the Notes.

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

          On March 11, 2010, the Company closed a private placement financing, raising a total amount of $1,125 from twenty different accredited investors, (or the "New Investors"), of which $1,000 was used to replenish the $1,000 advanced as a bridge by the Company, and $125 was used for legal and other costs in connection with the private placement and for working capital purposes.

          In connection with the private placement, the Company issued
          25,000,000 shares of its common stock, (or the "Shares"), at a purchase price of $0.125 per share, of which 16,000,000 Shares were issued to the Investors in settlement of their $2,000 in Notes, and
          9,000,000 Shares were issued to the New Investors in consideration for the $1,125 invested by them.

                                     F - 7

     C.   At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio Frequency Identification, or
          RFID, product, SARCode, and its related technologies. Accordingly, the
          Company will no longer continue development of SARCode. The Company will use its available resources to grow the current business of anti-counterfeiting.

          The Company will continue to protect its portfolio of Intellectual
          Property and continue to seek strategic partners who have the experience, the know-how and financial ability to bring SARCode and its related technologies to market. The Company will also continue to support its current SARCode portfolio. Please refer to note 5.

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

          Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into U.S. dollars in accordance with ASC Topic
          830 "Foreign Currency Matters". All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

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

                                     F - 8

     F.   PROPERTY AND EQUIPMENT, NET:

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets as follows:

                                                                YEARS
                                                      --------------------------

          Computers and peripheral equipment          3-5
          Office furniture and equipment              5-17
          Leasehold improvements                      Over the shorter of the
                                                      term of the lease or the
                                                      life of the asset

     G.   IMPAIRMENT OF LONG-LIVED ASSETS

          The Company's long-lived assets and certain identified intangibles are reviewed for impairment in accordance with ASC Topic 360-10 "Property,
          Plant, and Equipment" whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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

     H.   REVENUE RECOGNITION:

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

          Revenues from certain arrangements may include multiple elements within a single contract. The Company's accounting policy complies with ASC Topic 605-25 "Multiple-Element Arrangements", relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

     I.   WARRANTY:

          The Company provides a warranty for its products. The term of the warranty is three months for hardware products and up to 18 months for
          TagSure products.

          As of the balance sheet date, the Company did not receive any warranty claims and does not expect to receive any material warranty claims in the future. Therefore, the Company did not record a liability in respect of the warranty.

     J.   RESEARCH AND DEVELOPMENT COSTS:

          Research and development costs are charged to the statement of operations, as incurred.

     K.   BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE:

          Basic and diluted net profit (loss) per share is presented in accordance with ASC Topic 260 "Earnings Per Share" for all periods presented. Basic and diluted net profit (loss) per share of common stock was determined by dividing net profit (loss) attributable to common stock holders by weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for year 2009 presented as the effect of the Company's potential additional shares of common stock were anti-dilutive.

          All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive for year 2009 presented. The total number of shares related to the outstanding options, warrants and convertible debt excluded from the calculations of diluted net loss per share was 19,734,420 for the year ended December 31, 2009.

          The total number of shares related to the outstanding options excluded from the calculations of diluted net loss per share was 1,280,000 for the year ended December 31, 2010.

                                     F - 9

     L.   INCOME TAXES:

          The Company accounts for income taxes in accordance with ASC Topic 740
          "Income Taxes", which requires the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

     M.   CONCENTRATIONS OF CREDIT RISK:

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

     N.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, and trade payables approximate their fair value due to the short-term maturities of such instruments.

     O.   SHARE-BASED COMPENSATION:

          The Company applies ASC Topic 718 "Compensation-Stock Compensation"
          requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under Company stock-based compensation plans include stock options. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the
          Company's Consolidated Statement of Operations.

          Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under ASC
          Topic 718 which were $601 and $61 during 2010 and 2009, respectively.

          The fair market value of each option grant in 2010 was estimated on the date of grant using the Black-Scholes Merton option pricing" model with the following weighted-average assumptions: (1) expected life of
          2.5 - 3.5 years; (2) dividend yield of 0% (3) expected volatility of
          184% - 225% and (4) risk-free interest rate of 0.54% - 1.6%.

                                     F - 10

     P.   FAIR VALUE MEASUREMENTS:

          ASC Topic 820 "Fair Value Measurements and Disclosures" defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     Q.   RECENTLY ISSUED ACCOUNTING STANDARDS

          In January 2010, the FASB issued ASU No. 2010-06, "Fair Value
          Measurements and Disclosures", that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the
          reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim or annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The adoption of this update did not have material impact on the Company's consolidated financial statements.

          On February 24, 2010, the FASB issued ASU 2010-09, which amends ASC
          855 to address certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures. The
          ASU adds a definition of the term "SEC filer" to the ASC Master
          Glossary and requires (1) SEC filers and (2) conduit debt obligors for conduit debt securities that are traded in a public market to
          "evaluate subsequent events through the date the financial statements are issued." All other entities are required to "evaluate subsequent events through the date the financial statements are available to be issued." In addition the ASU exempts SEC filers from disclosing the date through which subsequent events have been evaluated, removes the definition of "public entity" from the ASC 855 Glossary and adds a definition of the term "revised financial statements" to the ASC
          Master Glossary. all of the amendments in this Update are effective immediately and shall be applied prospectively. The adoption of this update did not have material impact on the Company's consolidated financial statements.

                                     F - 11

          In April 2010, the FASB issued ASU 2010-13 - Compensation-Stock
          Compensation (Topic 718): Effect of Denominating the Exercise Price of
          a Share-Based Payment Award in the Currency of the Market in Which the
          Underlying Equity Security Trades to clarify the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should also be classified as an equity award. The update is effective for periods beginning after
          December 15, 2010. The adoption of this update is not expected to have a material impact on the company's consolidated financial position, results of operations or cash flows.

          In April 2010, the FASB issued Revenue Recognition-Milestone Method
          (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). The amendments in this update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive as defined in the ASU. A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved. The update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this update is not expected to have a material impact on the Company's consolidated financial statements.

          On July 21, 2010, the FASB issued ASU 2010-20 - Receivables (Topic
          310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses.
          The objective of enhancing these disclosures is to improve financial statement users' understanding of (1) the nature of an entity's credit risk associated with its financing receivables and (2) the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.
          The amendments in this update are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this update is not expected to have material impact on the
          Company's consolidated financial statements.

          The Company does not expect the adoption of the above recently issued accounting standards to have a material effect on the financial position of the company at December 31, 2010.

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                               AS OF DECEMBER 31,
                              ------------------
                               2010        2009
                              -------    -------

Government authorities        $    17    $    13
Prepaid expenses                   26         20
Other                               -         10
                              -------    -------
                              $    43    $    43
                              =======    =======

                                     F - 12

NOTE 4 - INVENTORIES

                                          AS OF DECEMBER 31,
                                         -------------------
                                          2010         2009
                                         -------     -------

Raw materials, parts and supplies        $   211     $   156
Finished products                             18          37
                                         -------     -------
                                         $   229     $   193
                                         =======     =======

NOTE 5 - DISCONTINUED OPERATIONS

At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our
Radio Frequency Identification, or RFID, product, SARCode, and its related technologies. Accordingly, the Company will no longer continue development of
SARCode. The Company will use its available resources to grow the current business of anti-counterfeiting.

                                                        AS OF DECEMBER 31,
                                                       -------------------
                                                         2010       2009
                                                       -------     -------

Trade receivables                                      $     -     $    93
Other accounts receivable and prepaid expenses               -          48
Property and equipment, net                                 89         128
Long term deposit                                            4           -
                                                       -------     -------
Total assets related to discontinued operations        $    93     $   269
                                                       =======     =======

                                                        AS OF DECEMBER 31,
                                                       -------------------
                                                        2010         2009
                                                       -------     -------

Trade payables                                         $    17     $   132
Employees and payroll accruals                              55          77
Accrued expenses and other payables                        105         295
                                                       -------     -------
Total liabilities related to discontinued
operations                                             $   177     $   504
                                                       =======     =======

                                             YEAR ENDED DECEMBER 31,
                                             ---------------------
                                              2010           2009
                                             -------       -------

Revenues                                     $     -       $   321
Cost of revenues                                   -             -
                                             -------       -------

GROSS PROFIT                                       -           321
                                             -------       -------

Operating expenses:
   Research and development, net               1,291           777
   General and administrative                    191           122
                                             -------       -------
   Total operating expenses                    1,482           899
                                             -------       -------

Net loss from discontinued operations        $ 1,482       $   578
                                             =======       =======

                                     F - 13

NOTE 6 - PROPERTY AND EQUIPMENT, NET

                                              AS OF DECEMBER 31,
                                             -------------------
                                              2010        2009
                                             -------     -------

Cost:
   Computers and peripheral equipment        $   452     $   439
   Office furniture and equipment                128         128
   Leasehold improvements                        126         126
                                             -------     -------
                                                 706         693
                                             -------     -------

Accumulated depreciation:
   Computers and peripheral equipment        $   406     $   382
   Office furniture and equipment                107         102
   Leasehold improvements                        126         126
                                             -------     -------
                                                 639         610
                                             =======     =======

Net book value                               $    67     $    83
                                             =======     =======

     Depreciation expenses for the years ended December 31, 2010 and 2009, amounted to $29 and $34, respectively.

NOTE 7 - ACCRUED SEVERANCE PAY

     Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. As of December 31, 2009 and
     2010, the Company made full contributions towards its severance pay obligation for its employees.

NOTE 8 - CONVERTIBLE NOTES

     ISSUANCE OF CONVERTIBLE NOTES

     On September 30, 2005, the Company completed a private placement of convertible notes, (or the "Convertible Notes"), in the aggregate principal amount of $6,000 pursuant to the Securities Purchase Agreement as of such date between the Company and certain investors.

     The Convertible Notes were unsecured and were due on September 30, 2010.
     The investors had the ability to cause the Company to redeem the notes on
     September 30, 2009. Prior to maturity, the notes was interest-only, with interest payments due quarterly at the rate of 4% per year.

     The Convertible Notes were convertible initially into shares of the
     Company's common stock at an initial conversion price per share of $3.00, subject to full ratchet anti-dilution protection with respect to any future stock issuances below such conversion price. Through July 24, 2007, the investors in these Convertible Notes had the right to participate up to one-third with any subsequent equity or equity-linked capital raising by the Company.

     In accordance with the issuing of the Convertible Notes, the Company accrued issuance charges in the amount of $696 which was amortized in full by December 31, 2009.

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

                                     F - 14

     ISSUANCE OF SENIOR SECURED CONVERTIBLE NOTES

     On April 9, 2008, the Company completed a private placement of Senior
     Secured Convertible Notes in an aggregate principal amount of $3,000 pursuant to amendment, exchange and purchase agreements. The private placement resulted in gross proceeds of $3,000, of which $750 was placed in a cash collateral account to secure interest payments under the notes.
     Pursuant to the agreements, the investors were issued $3,000 principal amount of new notes and exchanged their $6,000 principal amount of the
     Convertible Notes for the same principal amount of Senior Secured
     Convertible Notes, each of which is convertible into shares of common stock at a conversion price is $0.60, subject to adjustment. The new Senior
     Secured Convertible Notes were secured by assets of the Company and its subsidiaries and were guaranteed by each of the Company's subsidiaries. In addition, all of the shares of each of the Company's subsidiaries were pledged as collateral to secure the obligations under the new Senior
     Secured Convertible Notes, the security agreements and related documents.
     The investors had the option to require the Company to redeem all or any portion of the outstanding principal amount of the new Senior Secured
     Convertible Notes in cash plus accrued but unpaid interest on or after
     September 30, 2009.

     The Company had the option to require the investors to convert all or any portion of the new Senior Secured Convertible Notes into shares of common stock upon the occurrence of certain conditions relating to the trading price of its common stock. Upon any such conversion, the investors would have been entitled to receive a pro rata amount of the cash deposit in the collateral account which the Company has established to secure interest payments under the new Senior Secured Convertible Notes based on the principal amount of the new Senior Secured Convertible Notes that would have been required to be converted. The Company had the option to also redeem the new notes at any time by paying the investors a premium of
     5%-25% of the outstanding principal amount of the Senior Secured
     Convertible Notes (based upon the time of redemption) plus interest and the amounts initially secured in the collateral account; at the time of such redemption the Company would have had to also issue to the investors warrants to purchase common stock, expiring on September 30, 2010, at an exercise price of $0.60.

     If the Company would have sold or licensed all or substantially all of its assets in the ink business, it might have been required to redeem the
     Senior Secured Convertible Notes at 100% of their outstanding principal amount up to the net proceeds of such sale or licensing transaction. If the
     Company would have consummated a transaction that results in a change of control or other merger or reorganization or recapitalization, it might have been required to redeem the Senior Secured Convertible Notes at 125%
     of their outstanding principal amount. The Senior Secured Convertible Notes were due on September 30, 2010, unless they were redeemed or converted earlier. In addition, the Company issued to the investors warrants to acquire 3,570,337 shares at an exercise price of $0.60. These warrants had a term of ten years.

     During the second quarter of 2008, certain holders of our Senior Secured
     Convertible Notes converted an aggregate principal amount of $119 of Senior
     Secured Convertible Notes into an aggregate of 198,200 shares of the
     Company's common stock (at a conversion price of $0.60 per share). At the time of each such conversion, in addition to the issuance of common stock, we paid to the converting entity the outstanding interest on the principal amount of the Senior Secured Convertible Note converted and a pro-rata amount of the cash collateral account established to secure interest payments on the Senior Secured Convertible Notes.

     As of December 31, 2009, the Company recognized the convertible debt in its par value as the Company could have been required to redeem the Notes immediately.

     On January 19, 2010, the Company, together with the Investors, paid to the
     Noteholders, a total of $3,000 in order to settle the entire $8,881 Notes, that were outstanding at the time.

     As a result of the convertible debt extinguishment, the Company recorded a
     $5,881gain. An amount of $1,000 of the funds was provided by us from available cash as a bridge, and the balance of $2,000 was provided by the
     Investors. In consideration for the $2,000 paid by the Investors, $6,881 in
     Notes were retired and $2,000in Notes remained outstanding as a secured senior obligation to the Investors in accordance with the terms of the
     Notes.

                                     F - 15

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

     On March 11, 2010, the Company closed a private placement financing, raising a total amount of $1,125from the New Investors, of which $1,000 was used to replenish the $1,000 advanced as a bridge by the Company, and
     $125was used for legal and other costs in connection with the private placement and for working capital purposes.

     In connection with the private placement, the Company issued 25,000,000
     Shares at a purchase price of $0.125 per share, of which 16,000,000 Shares were issued to the Investors in settlement of their $2,000 in Senior
     Secured Convertible Notes, and 9,000,000 Shares were issued to the New
     Investors in consideration for the $1,125 invested by them.

                                                       AS OF JANUARY 1,
                                                   -----------------------
                                                    2010            2009
                                                   -------         -------

Convertible note                                   $ 8,881         $ 8,881
Gain from extinguishment of convertible Debt        (5,881)             --
Consideration to convertible noteholders *          (3,000)             --
                                                   -------         -------
As of December 31                                  $    --         $ 8,881
                                                   =======         =======

* Include $1,000 which was paid in cash by the Company and $2,000 were paid directly by Investors who later converted the notes to shares.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

     A.   LEASE COMMITMENTS:

          As of December 31, 2010, the Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2013. The future lease payments under non-cancelable office and car leases as of December 31,
          2010, are as follows:

          2011                         $        137
          2012                                   79
          2013                                   21
                                       ------------
                                       $        237
                                       ------------

     B.   CHARGES AND GUARANTEES:

          The Company provided bank guarantees in the amount of $15 to secure its lease commitments.

                                     F - 16

     C.   LEGAL PROCEEDINGS:

          On July 25, 2010, InkSure Ltd. entered into a settlement and release agreement, or the Settlement Agreement, with Vuance Ltd. (previously known as SuperCom Ltd., and the former owner of InkSure, referred to as SuperCom, and collectively with InkSure, as the Defendants) and with Secu-System Ltd., an Israeli company, or Secu-System or
          Plaintiff) in order to settle all claims and disputes that had arisen between the parties more than 10 years ago, in connection with certain claims filed by Secu-System claiming that the printing method applied to certain products that have been developed by InkSure Ltd.
          constitutes, inter alia: (1) breach of a confidentiality agreement between the Plaintiff and Supercom; (2) unjust enrichment of
          Defendants; (3) a breach of fiduciary duties owed to the Plaintiff;
          and (4) a tort of misappropriation of trade secret and damage to
          Plaintiff's property.

          Pursuant to the Settlement Agreement the Defendants would pay to the
          Plaintiff an aggregate amount, which would be between NIS1,500 and
          NIS2,000 (approximately between $390 and $520 at the exchange rate as of July 25, 2010), with the exact amount, or the Settlement Amount, to be determined by a Mediatoras follows:

               - Each of InkSure and SuperCom shall be responsible, severally but not jointly, to pay 50% of the Settlement Amount;

               - Within 10 business days after the execution of the Settlement
          Agreement, InkSure shall deposit 50% of the Settlement Amount in trust with a trustee, ;

               - SuperCom shall deposit its 50% of the Settlement Amount with the Trustee in 10 equal monthly installments, commencing on the first calendar month after the execution of the Settlement Agreement.
          SuperCom's payments shall carry linkage differentials and an annual interest at the rate of a 4% per annum;

               - Should SuperCom fail to pay any of the monthly installments within 7 days of its due date, its entire share of the Settlement
          Amount shall become immediately due.

          The Settlement Agreement shall become effective, and the parties will notify the Court so, upon the occurrence of either of the following conditions:

               - After SuperCom shall deposit its entire share of the Settlement
          Amount with the Trustee and the Trustee shall transfer the entire
          Settlement Amount to Plaintiff's counsel; or

               - At the Plaintff's option, upon a written notice from the
          Plaintiff to Defendants, notifying them that Plaintiff decided to regard the Settlement Agreement as effective (at which case the
          Trustee shall immediately transfer to Plaintiff the entire amount held by him at such time. In such case Plaintiff shall remain entitled to the entire Settlement Amount.)

          Should SuperCom fail to timely pay any of the monthly installments and the balance of the Settlement Amount shall become immediately due,
          Plaintiff may declare that the Settlement Agreement did not become effective, at which time the proceedings in the case shall continue with each party maintaining their respective rights and claims.

          On November 30, 2010, the Mediator rendered his decision awarding the
          Plaintiff the aggregate Settlement Amount of NIS 1,786 (approximately
          $485 at the official Bank of Israel exchange rate as of November 30,
          2010), of which each of the defendants is required to pay one-half or
          NIS 893 (approximately $242 at the official Bank of Israel exchange rate as of November 30, 2010).

          In accordance with the terms of the Settlement Agreement, Inksure Ltd.
          deposited on December 30, 2010 its share of the Settlement Amount in trust with the trustee.

     D.   R&D GRANTS:

          From June 2005 through December 2010, the Company has received non-royalty-bearing grants aggregating $240 from the European commission. These grants are recognized at the time the Company was entitled to such grants on the basis of the costs incurred and included as a reduction in research and development expenses. From
          2007 through December 31, 2010, the Company received a governmental research and development grants of approximately $1,905 (2007 - $394,
          2008 - $402, 2009 - $745, 2010 - $364) from the Office of the Chief
          Scientist, or OCS at the Ministry of Trade and Industry of the
          Government of Israel. This royalties-bearing research and development grants partially cover the Company' RFID research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant is successfully commercialized and results in sales revenues. The royalty rate is
          3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount received from the OCS plus interest.

                                     F - 17

          Following the submission of the last research and development grant program report (for the period starting April 1, 2009 through March
          31, 2010) and the following OCS audit, on January 9, 2011, the Company received from the OCS a demand for return of $99 due to unapproved expenses. The company filed an objection with the OCS rejecting this claim and provided explanations for such expenses. As of the date of this report the Company did not receive from the OCS any response to its objection. The company accrued this amount in the financial reports as accrued expenses.

NOTE 10 - STOCK CAPITAL

     A.   STOCKHOLDERS' RIGHTS:

          Shares of Common stock confer upon the holders' right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

     B.   STOCK OPTIONS:

          At the annual meeting of stockholders the Company held on September
          21, 2010 (the "Annual Meeting"), the Company's stockholders approved and ratified amendments to the Company's 2002 Employee, Director and
          Consultant Stock Option Plan (the "2002 Plan") to increase the number of shares of Common Stock which can be issued to employees, directors and consultants of the Company under the 2002 Plan from 3,500,000 shares to 10,000,000 shares.

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

          As of December 31, 2010, an aggregate of 3,930,481 options are still available for future grant under the Plan.

          The following is a summary of the Company's stock options granted among the various plans:

                                                   YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                               2010                        2009
                                    --------------------------    -------------------------
                                                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                       AVERAGE
                                    AMOUNT OF        EXERCISE     AMOUNT OF        EXERCISE
                                    OPTIONS            PRICE       OPTIONS           PRICE
                                    ---------        ---------    ---------        ---------

Outstanding at beginning of year    1,014,083        $    1.05    3,230,450        $    1.12
Granted                             6,320,000        $    0.17            -        $       -
Exercised                              20,481        $    0.19            -        $       -
Forfeited                           1,244,083        $    0.88    2,216,367        $    1.60
                                    ---------        ---------    ---------        ---------
Outstanding at end of year          6,069,519        $    0.18    1,014,083        $    1.05
                                    =========        =========    =========        =========
Exercisable at end of year          3,052,018        $    0.22      760,916        $    1.22
                                    =========        =========    =========        =========

                                     F - 18

     o    The Company recognized compensation expenses of $601 and $61 for the years ended December 31, 2010 and 2009, respectively.

     o    The weighted average fair value of the granted options in 2010 was $
          0.18.

     C.   STOCK WARRANTS*:

          The Company has issued warrants, as follows:

                           OUTSTANDING                               EXERCISABLE
                              AS OF                                     AS OF
  ISSUANCE DATE           DECEMBER 31 2010     EXERCISE PRICE     DECEMBER 31, 2010     EXERCISABLE THROUGH
---------------------  --------------------  -------------------- -------------------  --------------------

March 2005 (1)                50,000         $              1.40         50,000            March 2015
June 2006 (2)                100,000         $              1.60        100,000            June 2011
June 2007 (3)                 30,000         $              1.83         30,000            June 2012

          (*) EXCLUDING WARRANTS WITH RESPECT TO THE CONVERTIBLE NOTES (NOTE 8)

          (1) Issued to a consultant of the company.

          (2) Issued to a consultant of the company.

          (3) Issued to a consultant of the company.

NOTE 11 - TAXES ON INCOME

     A.   TAX RATES APPLICABLE TO THE INCOME OF THE COMPANY: Taxable income of an Israeli company is subject to tax at the rate of 25% in 2010.

          In July 2009 an amendment to the Israeli tax law was approved by the
          Israeli parliament, which reduces the tax rates imposed on Israeli companies. This amendment states that the corporate tax rate will be further reduced in subsequent tax years as follows: in 2011 - 24%, in
          2012 - 23%, in 2013 - 22%, 2014 - 21% , 2015 - 20% and thereafter 18%.
          This change did not have a material effect on the Company's financial statements.

     B.   DEFERRED INCOME TAXES:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                2010            2009
                                               -------         -------

Net loss carry-forward                         $ 4,014         $ 3,938
Other deductions for tax purposes                 (101)             58
                                               -------         -------

Net deferred tax asset before valuation
allowance                                        3,913           3,996
Valuation allowance                             (3,913)         (3,996)
                                               -------         -------

Net deferred tax asset                         $     -         $     -
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

                                     F - 19

          Net profit (loss) was incurred as following:

                      YEAR ENDED DECEMBER 31,
                     -----------------------
                      2010            2009
                     -------         -------

United States        $ 5,025         $(2,727)
Israel                  (138)          1,259
                     -------         -------
                     $ 4,887         $(1,468)
                     =======         =======

     C.   TAX LOSS CARRY-FORWARDS:

          Net operating loss carry-forwards as of December 31, 2010 are as follows:

          Israel                    $        8,320
          United States *                    7,735
                                    --------------

                                    $       16,055
                                    ==============

          Net operating losses in Israel may be carried forward indefinitely.
          Net operating losses in the U.S. are available through 2027.

          *    Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership"
               provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

     D.   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant component of the Company's deferred tax assets is the accumulated net operating losses carry-forward among the two subsidiaries due to the uncertainty of the realization of such tax benefits.

NOTE 12 - FINANCIAL INCOME (EXPENSES), NET

                                                                   YEAR ENDED DECEMBER 31,
                                                                    -------------------
                                                                     2010         2009
                                                                    -------     -------

Gain on debt restructuring                                          $ 5,881     $     -
Interest, bank charges and fees, net                                    107        (554)
Foreign currency translation differences                                (21)         (8)
Non cash income (expenses) related to convertible notes, net            415      (1,914)
                                                                    -------     -------
                                                                    $ 6,382     $(2,476)
                                                                    =======     =======

                                     F - 20

NOTE 13 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

          The Company manages its business on a basis of one reported operating segment. Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with ASC Topic 280 "Segment reporting".

          The following data presents total revenue for the years ended December
          31, 2010 and 2009, based on the customer's location and long-lived assets as of December 31, 2010 and 2009:

                                  2010                        2009
                          --------------------        --------------------
                          TOTAL       LONG-LIVED      TOTAL       LONG-LIVED
                         REVENUES     ASSETS. NET    REVENUES     ASSETS, NET
                          ------        ------        ------        ------

United States             $  893        $    -        $  456        $    -

   Asia and Europe         1,919                       2,558
   Israel                                   67                          83
                          ------        ------        ------        ------

                          $2,812        $   67        $3,014        $   83
                          ======        ======        ======        ======

          Major customers data as a percentage of total revenues, is as follows:

                                         YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                          2010            2009
                                      -------------   --------------

Customer A                                 56%              71%
Customer B                                 21%              11%
Customer C                                 10%              10%

NOTE 14 - SUBSEQUENT EVENTS

     A.   On February 7, 2011 the Company's Board of Directors unanimously approved that the officers of the Company be and they hereby are authorized and directed to pay to the outside directors the accrued but unpaid compensation for year 2010 by the issuance of shares of the
          Company's common stock at the fair market value of the shares at the date of issuance, which shares upon issuance shall be fully paid and non-assessable shares of common stock of this corporation and shall bear the appropriate SEC restricted legend. The shares were actually issued on March 3, 2011.

     B.   On March 3, 2011, the Company was served with an action initiated by
          Tzlil Peker, its former chief financial officer. The action that was filed with the Tel Aviv Regional Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, as well as a claims for allegedly due and owing salary and benefits in the total amount of NIS 177 (approximately $49 in accordance with the applicable NIS/$ exchange rate on March 3, 2011.)
          The Company has 30 days from the date of service, to file its answer with the court.

                                     F - 21

                                 SIGNATURE PAGE

Pursuant to with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

          SIGNATURE                                  TITLE                            DATE
------------------------------   ---------------------------------------------- ----------------

/s/ Tal Gilat                    Chief Executive Officer                        March 29, 2011
------------------------------
Tal Gilat

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                                 TITLE                              DATE
------------------------------  ----------------------------------------------- ----------------

/s/ Tal Gilat                   Chief Executive Officer                         March 29, 2011
------------------------------
Tal Gilat

/s/ Gadi Peleg                  Chairman of the Board                           March 29, 2011
------------------------------
Gadi Peleg

/s/ Dadi Avner                  Chief Financial Officer                         March 29, 2011
------------------------------  (Principal Financial and Accounting Officer)
Dadi Avner

/s/ Alon Raich                  Director                                        March 29, 2011
------------------------------
Alon Raich

/s/ David W. Sass               Director                                        March 29, 2011
------------------------------
David W. Sass

/s/ Pierre L. Schoenheimer      Director                                        March 29, 2011
------------------------------
Pierre L. Schoenheimer

/s/ Jonathan Bettsak            Director                                        March 29, 2011
------------------------------
Jonathan Bettsak

                                       43