Form 10-Q
period 2011-03-31
INKSURE TECHNOLOGIES INC.
filed 2011-05-16
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

(Commission File no. 0-24431)
________________

INKSURE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

589 Fifth Avenue, Suite 401, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 233-1454

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

The number of shares of Common Stock of the registrant outstanding was 42,312,088 as of May 16, 2010.

INKSURE TECHNOLOGIES INC.

ITEM 1.	FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	MAR. 31, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,701	$1,909
Restricted cash	272	266
Trade receivables	434	219
Other accounts receivable and prepaid expenses	29	43
Inventories	261	229
Assets related to discontinued operations	-	93

TOTAL CURRENT ASSETS	2,697	2,759

PROPERTY AND EQUIPMENT, NET	63	67
LONG TERM DEPOSIT	11	11

TOTAL ASSETS	$2,771	$2,837
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$109	$147
Employees and payroll accruals	185	131
Accrued expenses and other payables	699	653
Liabilities related to discontinued operations	-	177

TOTAL CURRENT LIABILITIES	993	1,108

Warrants to issue shares	287	183

TOTAL LIABILITIES	$1,280	$1,291

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of March 31, 2011 and as of December 31, 2010	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 42,312,088 as of March 31, 2011 and 41,493,449 as of December 31, 2010	423	415
Additional paid-in capital	17,253	17,068
Accumulated other comprehensive income	118	118
Accumulated deficit	(16,303)	(16,055)

TOTAL STOCKHOLDERS’ EQUITY	1,491	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,771	$2,837

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Revenues	$868	$628
Cost of revenues	164	114

Gross profit	704	514

Operating expenses:
Research and development, net	124	91
Selling and marketing	281	151
General and administrative	372	276
Total operating expenses	777	518

Operating loss	(73)	(4)

Gain from extinguishment of convertible debt	-	5,881
Financial income, net	2	101
Financial expenses related to convertible notes and warrants, net	(104)	(318)
Total financial income (expenses), net	(102)	5,664

Net profit (loss) before taxes	(175)	5,660
Taxes on income	9	–

Net profit (loss) from continued operations	(184)	5,660

Net loss from discontinued operations (Note 3)	64	322

Net profit (loss)	$(248)	$5,338

Net profit (loss) per share from continuing operations:
Basic	$(0.01)	$0.26

Diluted	$(0.01)	$0.22

Net loss per share from discontinued operations:
Basic	$(0.00)	$(0.02)

Net profit (loss) per share:
Basic	$(0.01)	$0.24

Diluted	$(0.01)	$0.21

Weighted average number of common stock used in computing basic net profit (loss) per share	41,797,931	22,306,301

Weighted average number of common stock used in computing diluted net profit (loss) per share	41,797,931	25,878,315

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED ON MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(248)	$5,338
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	7
Increase in restricted cash balances	(6)	–
Decrease (increase) in trade receivables	(215)	103
Non cash financial expenses related to convertible notes, net	–	(5,881)
Decrease (increase) in other accounts receivable and prepaid expenses	14	(34)
Decrease (increase) in inventories	(32)	9
Decrease in Assets related to discontinued operations	93	98
Increase (decrease) in trade payables	(38)	37
Increase in employees and payroll accruals	54	56
Changes in warrants to issue shares	104	318
Share based compensation	63	249
Expenses related to issuance of shares	5	-
Increase (decrease) in accrued expenses and other payables	138	(164)
Decrease in liabilities related to discontinued operations	(177)	(111)

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(239)	25

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	–
Long-term lease deposits made	–	(8)

NET CASH USED BY INVESTING ACTIVITIES	(2)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in restricted cash	–	500
Proceeds from option exercises, net	33	–
Proceeds from private placement, net	–	1,055

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	33	1,555

Increase (decrease) in cash and cash equivalents	(208)	1,572
Cash and cash equivalents at the beginning of the year	1,909	1,283

Cash and cash equivalents at the end of the period	$1,701	$2,855

NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$92	$–
Conversion of debt to shares	$–	$2,000
Repayment as part of debt restructuring from restricted cash	$–	$1,000

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC., or the Company, in accordance with accounting principles generally accepted in the United States of America or US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with  US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2010 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.

NOTE 2:- DEBT RESTRUCTURING AND CLOSING OF PRIVATE PLACEMENT

On January 19, 2010, the Company, together with a group of investors, or the Investors, paid to our note holders, or the Noteholders, a total of $3,000 in order to settle the entire $8,881 in convertible notes, or the Notes, that were outstanding at the time.

As a result of the convertible debt extinguishment, the Company recorded a $5,881 gain. An amount of $1,000 of the funds was provided by the Company from available cash as a bridge, and the balance of $2,000 was provided by the Investors. In consideration for the $2,000 paid by the Investors, $6,881 in Notes were retired and $2,000 in Notes remained outstanding as a secured senior obligation to the Investors in accordance with the terms of the Notes.

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

On March 11, 2010, the Company closed a private placement financing, raising a total amount of $1,125 from twenty different accredited investors, or the New Investors, of which $1,000 was used to replenish the $1,000 advanced as a bridge by the Company, and $125 was used for legal and other costs in connection with the private placement and for working capital purposes.

In connection with the private placement, the Company issued 25,000,000 shares of its common stock, or the Shares, at a purchase price of $0.125 per share, of which 16,000,000 Shares were issued to the Investors in settlement of their $2,000 in Notes, and 9,000,000 Shares were issued to the New Investors in consideration for the $1,125 invested by them.

NOTE 3:- RFID DISCONTINUANCE OF OPERATIONS

At the end of 2010, due to our limited cash resources, our Board of Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio Frequency Identification, or RFID, product, SARCode, and its related technologies. Accordingly, the Company will no longer continue development of SARCode. The Company will use its available resources to grow the current business of anti-counterfeiting.

The Company will continue to protect its portfolio of Intellectual Property and continue to seek strategic partners who have the experience, the know-how and financial ability to bring SARCode and its related technologies to market. The Company will also continue to support its current SARCode portfolio.

Comparative balance sheets of the discontinued operations are as follows:

	MAR. 31, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED

Property and equipment, net	$-	$89
Long term deposit	-	4
Total assets related to discontinued operations	$-	$93

	MAR. 31, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED
Trade payables	$-	$17
Employees and payroll accruals	-	55
Accrued expenses and other payables	-	105
Total liabilities related to discontinued operations	$-	$177

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Operating expenses:
Research and development, net	$64	$265
Selling and marketing	-	29
General and administrative	-	28
Total operating expenses	64	322

Net loss from discontinued operations	$64	$322

NOTE 4:- LEGAL PROCEEDINGS

A.
On July 25, 2010, InkSure Ltd. entered into a settlement and release agreement, or the Settlement Agreement, with Vuance Ltd. (previously known as SuperCom Ltd., and the former owner of InkSure, referred to as SuperCom, and collectively with InkSure, as the Defendants) and with Secu-System Ltd., an Israeli company, or Secu-System or Plaintiff, in order to settle all claims and disputes that had arisen between the parties more than 10 years ago, in connection with certain claims filed by Secu-System claiming that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (1) breach of a confidentiality agreement between the Plaintiff and Supercom; (2) unjust enrichment of Defendants; (3) a breach of fiduciary duties owed to the Plaintiff; and (4) a tort of misappropriation of trade secret and damage to Plaintiff’s property.

Pursuant to the Settlement Agreement the Defendants would pay to the Plaintiff an aggregate amount, which would be between NIS1,500 and NIS2,000 (approximately between $390 and $520 at the exchange rate as of July 25, 2010), with the exact amount, or the Settlement Amount, to be determined by a Mediator.

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

B.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former chief financial officer. The action that was filed with the Tel Aviv Regional Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount, which Mr. Peker claims is owed to him is NIS 177 (approximately $49 in accordance with the official Bank of Israel exchange rate as of March 3, 2011.)

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $142 at the official Bank of Israel exchange rate as of May 8, 2011). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as chief financial officer of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to “we,” “us,” “our,”  “ours,” or "Inksure," refer to InkSure Technologies Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements”. Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will”, the negative of such terms, and words and phrases of similar import. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating an early-stage company in a new and rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, our ability to improve our margins, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks from uncertainties regarding litigation or mediation, risk of customer contract or sales order cancellations and other risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC, on March 30, 2011.

OVERVIEW

We specialize in comprehensive security solutions, designed to protect branded products and documents from counterfeiting, fraud, and diversion. By creating smart protection solutions using proprietary machine-readable authentication technologies, we help companies, governments and organizations worldwide control their most valuable assets, products, reputation and revenues. We employ experts in various fields, including material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security solutions for data and asset integrity within the customers’ existing infrastructure and environment.

Our TagSure™ solutions (previously known as "SmartInk") enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings. The combination of markers, inks and materials produce electro-optic “signatures” - unique codes that are seamlessly incorporated into the printed media used by the customer. Proprietary computerized readers, available in hand-held, stationary and modular kit configurations, quickly verify these codes by manual or automatic operation. By focusing on customer-driven solutions, we are able to offer added value through enhanced reader functionality, including high-speed automatic sorting, one-to-many code matching, first and second level track and trace, code activation at the point of distribution and detrimental authentication for debit applications. The inherent flexibility of our technology also enables overlaying the machine-readable codes onto holograms and other overt features, resulting in multi-layered security that is both effective and economical.

In November 2010, our Board of Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio Frequency Identification, or RFID, product, SARCode, and its related technologies.

REVENUES

We are currently concentrating on entering into and implementing new large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. In the three months ended on March 31, 2011, approximately 76% of our revenues were earned from customers located outside the United States compared with 61% in the three months ended on March 31, 2010. In the three months ended March 31, 2011, approximately 46% of our revenues were earned from one customer located in Europe compared with 57% in the three months ended on March 31, 2010.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses as described below.

We have not recorded any income tax benefit for net losses incurred for any period from inception to March 31, 2011. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, increased by $240, or by 38%, to $868 in the three months ended March 31, 2011 from $628 in the three months ended March 31, 2010. This increase in revenues was mainly due to higher volume of deliveries of our TagSure product to two of our customers located in Europe and due to sales to new customers. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures.

Revenue from customers outside the United States represented 76% and 61% of revenues for the three months ended on March 31, 2011 and 2010, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall revenues and an increasing focus for net revenues growth.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors and compensation costs. Cost of revenues increased by $50, or 44%, to $164 in the three months ended on March 31, 2011 from $114 in the three months ended on March 31, 2010. Cost of revenues as a percentage of revenues was 19% in the three months ended on March 31, 2011, compared with 18% in the three months ended on March 31, 2010. The increase in cost of revenues in absolute terms, was primarily related to higher payroll expenses of $16 and higher subcontractor and optical materials expenses of $30.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses, net increased by $33, or 36%, to $124 in the three months ended on March 31, 2011 from $91 in the three months ended on March 31, 2010. This increase in research and development expenses, net was primarily related to higher payroll expenses of $46, and higher subcontractor’s expenses of $7 offset by a decrease of $20 in non-cash compensation expenses, related to the impact of ASC Topic 718-10, “Share Based Payment”.

Research and development expenses in the three months ended on March 31, 2011 included non-cash share based compensation income of $4.

The Company did not capitalize research and development expenses,  all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $130, or 86%, to $281 in the three months ended on March 31, 2011, from $151 in the three months ended on March 31, 2010. This increase in selling and marketing expenses was primarily related to an increase in payroll expenses of $170 and higher travel expenses of $8 offset by a decrease in non-cash share based compensation expenses of $35 related to the impact of ASC Topic 718-10, “Share based Payment” and by lower other expenses of $12 (mainly advertising).

Selling and marketing expenses in the three months ended on March 31, 2011 included non-cash share based compensation expenses of $21.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $96, or 35%, to $372 in the three months ended on March 31, 2011, from $276 in the three months ended on March 31, 2010. This increase in general and administrative expenses was primarily related to: higher payroll expenses in an amount of $176 offset by lower non-cash share based compensation expenses in an amount of $87 related to the impact of ASC Topic 718-10, “Share Based Payment”.

General and administrative expenses in the three months ended on March 31, 2011 included non-cash share based compensation expenses of $45.

FINANCIAL INCOME (EXPENSE), NET. Financial income (expense), net changed by $5,766 to financial expenses, net of $102 in the three months ended on March 31, 2011 from financial income, net of $5,664 in the three months ended on March 31, 2010. This change in financial income (expenses), net was primarily related to a gain on debt restructuring in an amount of $5,881 in the three months ended on March 31, 2010 (as described more detailed in Note 2), and a decrease of $99 in financial income offset by and a decrease of $214 in non-cash financial expenses related to convertible notes and warrants, net.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses decreased by $258, or 80%, to $64 in the three months ended on March 31, 2011 from $322 in the three months ended on March 31, 2010. This decrease was primarily related to lower payroll expenses of $289, lower subcontractor and materials of $222 and lower non-cash compensation expenses of $45, related to the impact of ASC Topic 718-10, “Share Based Payment” offset by a decrease of $298 in government research and development grants.

NET PROFIT (LOSS). We incurred a net loss of $248 in the three months ended on March 31, 2011, compared with a net profit of $5,338 in the three months ended on March 31, 2010, which represents an increase of $5,586 in net loss. This increase in net loss was primarily related to the non cash gain on the debt restructuring in an amount of $5,881 (as described more fully in Note 2 to the Financial Statements above). Without the non cash gain on the debt restructuring, we would have had a net loss of $543 in the three months ended on March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $16,303 as of March 31, 2011, and had positive working capital (current assets less current liabilities) of approximately $1,704 as of March 31, 2011. Losses may continue in the foreseeable future.

Capital expenditures were approximately $2 in the three months ended on March 31, 2011, and none in the three months ended on March 31, 2010. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of March 31, 2011.

As of March 31, 2011, we had cash, cash equivalents and short-term deposits of approximately $1,701, compared to $2,855 as of March 31, 2010. This decrease is primarily due to the net replenishment in the amount of $1,555, which we received in March 2010 in connection with the private placement financing following our debt restructuring.

We had negative cash flow from operating activities of approximately $239 in in the three months ended on March 31, 2011 compared to a positive cash flow from operating activities of $25 in the three months ended on March 31, 2010. The negative cash flow from operating activities in the three months ended on March 31, 2011 is attributable mainly to increase in trade receivables of approximately $318, the increase of inventories of approximately $41, the decrease in trade payables of approximately $75 and the  decrease in liabilities related to discontinued operations of approximately $66.

We generated negative cash flow from investing activities of approximately $2 in the three months ended on March 31, 2011 compared to $8 in the three months ended on March 31, 2010. The negative cash flow from investing activities in the three months ended on March 31, 2011 was primarily due to our purchase of fixed assets, while in the three months ended on March 31, 2010 it was due to long term car lease deposits.

 We had a positive cash flow from financing activities of approximately $33 in the three months ended on March 31, 2011 compared to a positive cash flow from financing activities of approximately $1,555 in the three months ended on March 31, 2010. The positive cash flow in the three months ended March 31, 2011 is mainly due to proceeds from stock option exercises while the positive cash flow in the three months ended March 31, 2010 is mainly due to the debt restructuring and the closing of the private placement.

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

During the first quarter of 2011, we granted to our employees, new stock options to purchase up to 60,000 shares of our common stock.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at March 31, 2011 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $150 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. These royalties-bearing research and development grants partially cover our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant was successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. In the end of 2010 we discontinued our RFID operations. Please also refer to note 3 above.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2011.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

C.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former chief financial officer. The action that was filed with the Tel Aviv Regional Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount, which Mr. Peker claims is owed to him is NIS 177 (approximately $49 in accordance with the official Bank of Israel exchange rate as of March 3, 2011.)

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $142 at the official Bank of Israel exchange rate as of May 8, 2011). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as chief financial officer of the Company

ITEM 6.	EXHIBITS

The following exhibits are being filed with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

* Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

Dated: May 16, 2011	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2011	By: /s/ David (Dadi) Avner
David (Dadi) Avner
Chief Financial Officer,
(Principal Financial Officer)