Form 10-Q
period 2011-06-30
INKSURE TECHNOLOGIES INC.
filed 2011-08-15
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

P.O. Box 7006, Audubon, Pennsylvania 19407
(Former name, address and former fiscal year, if changed since last report)

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐    No ☒

The number of shares of Common Stock of the registrant outstanding was 42,312,088 as of August 15, 2011.

INKSURE TECHNOLOGIES INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	JUNE 30, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,999	$1,909
Restricted cash	277	266
Trade receivables	256	219
Other accounts receivable and prepaid expenses	46	43
Inventories	336	229
Assets related to discontinued operations (Note 3)	-	93

TOTAL CURRENT ASSETS	2,914	2,759

PROPERTY AND EQUIPMENT, NET	58	67
LONG TERM DEPOSIT	11	11

TOTAL ASSETS	$2,983	$2,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$148	$147
Employees and payroll accruals	192	131
Accrued expenses and other payables	758	653
Liabilities related to discontinued operations (Note 3)	-	177

TOTAL CURRENT LIABILITIES	1,098	1,108

Warrants to issue shares	201	183

TOTAL LIABILITIES	$1,299	$1,291

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of June 30, 2011 and as of December 31, 2010	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 42,312,088 as of June 30, 2011 and 41,493,449 as of December 31, 2010	423	415
Additional paid-in capital	17,318	17,068
Accumulated other comprehensive income	118	118
Accumulated deficit	(16,175)	(16,055)

TOTAL STOCKHOLDERS’ EQUITY	1,684	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,983	$2,837

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
	UNAUDITED		UNAUDITED

Revenues	$948	$740	$1,816	$1,368
Cost of revenues	223	103	387	217

Gross profit	725	637	1,429	1,151

Operating expenses:
Research and development	113	83	237	174
Selling and marketing	220	206	501	357
General and administrative	347	435	719	711

Total operating expenses	680	724	1,457	1,242

Operating profit (loss)	45	(87)	(28)	(91)

Gain from extinguishment of convertible debt	-	-	-	5,881
Financial income (expenses), net	-	(22)	2	79
Financial income (expenses) related to convertible notes and warrants, net	85	539	(19)	221
Total financial income (expenses), net	85	517	(17)	6,181

Net profit (loss) before taxes	130	430	(45)	6,090
Taxes on income	-	-	9	-

Net profit (loss) from continued operations	130	430	(54)	6,090

Net loss from discontinued operations (Note 3)	(2)	(366)	(66)	(688)

Net profit (loss)	$128	$64	$(120)	$5,402

Net profit (loss) per share from continuing operations:
Basic	$0.00	$0.01	$0.00	$0.19

Diluted	$0.00	$0.01	$0.00	$0.18

Net loss per share from discontinued operations:
Basic	$0.00	$(0.01)	$0.00	$(0.02)

Net profit (loss) per share:
Basic	$0.00	$0.00	$0.00	$0.17

Diluted	$0.00	$0.00	$0.00	$0.16

Weighted average number of Common Stock used in computing basic net profit (loss) per share	42,312,088	41,472,968	42,057,866	31,942,581
Weighted average number of Common Stock used in computing diluted net profit (loss) per share	42,312,088	43,148,468	42,057,866	33,458,312

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED ON JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(120)	$5,402
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	11
Increase in restricted cash balances	(11)	–
Increase in trade receivables	(37)	(99)
Non cash financial expenses related to convertible notes, net	–	(5,881)
Increase in other accounts receivable and prepaid expenses	(3)	(53)
Decrease (increase) in inventories	(107)	15
Decrease in Assets related to discontinued operations	93	148
Increase (decrease) in trade payables	1	(42)
Increase in employees and payroll accruals	61	23
Changes in warrants to issue shares	18	(221)
Share based compensation	128	360
Expenses related to issuance of shares	5	-
Increase (decrease) in accrued expenses and other payables	197	(13)
Decrease in liabilities related to discontinued operations	(177)	(170)

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	59	(520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	–
Long-term lease deposits made	–	(8)

NET CASH USED BY INVESTING ACTIVITIES	(2)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in restricted cash	–	500
Proceeds from option exercises, net	33	–
Proceeds from private placement, net	–	1,055

NET CASH PROVIDED BY FINANCING ACTIVITIES	33	1,555

Increase in cash and cash equivalents	90	1,027
Cash and cash equivalents at the beginning of the year	1,909	1,283

Cash and cash equivalents at the end of the period	$1,999	$2,310

NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$92	$–
Conversion of debt to shares	$–	$2,000
Repayment as part of debt restructuring from restricted cash	$–	$1,000

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC., or the Company, in accordance with accounting principles generally accepted in the United States of America or US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with  US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2010 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.

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

Comparative balance sheets of the discontinued operations are as follows:

	JUNE 30, 2011	DEC. 31, 2010
	UNAUDITD	AUDITED
Property and equipment, net	$-	$89
Long term deposit	-	4
Total assets related to discontinued operations	$-	$93

	JUNE 30, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED
Trade payables	$-	$17
Employees and payroll accruals	-	$55
Accrued expenses and other payables	-	$105
Total liabilities related to discontinued operations	$-	$177

	THREE MONTHS ENDED JUNE 30,
	2011	2010

Operating expenses:
Research and development, net	$2	$333
Selling and marketing	-	22
General and administrative	-	11
Total operating expenses	2	366

Net loss from discontinued operations	$2	$366

	SIX MONTHS ENDED JUNE 30,
	2011	2010

Operating expenses:
Research and development, net	$66	$598
Selling and marketing	-	51
General and administrative	-	39
Total operating expenses	66	688

Net loss from discontinued operations	$66	$688

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

The Settlement Agreement provided that the exact amount to be paid by the Defendants to the Plaintiff would be determined by a Mediator.

On November 30, 2010, the Mediator rendered his decision awarding the Plaintiff the aggregate settlement amount of NIS 1,786 (approximately $522), of which each of the Defendants is required to pay one-half or NIS 893 (approximately $261).

In accordance with the terms of the Settlement Agreement, Inksure Ltd. deposited on December 30, 2010 its share of the Settlement Amount in trust with the trustee.

SuperCom’s share of the Settlement Amount was to be deposited with the trustee in 10 equal monthly installments. To the Company’s knowledge, SuperCom paid the first 5 installments on a timely basis, but is currently late on the sixth payment, which was due July 15, 2011. If SuperCom fails to make the entire payment on a timely basis, Plaintiff has the choice of either terminating the Settlement Agreement and pursue the action against both Defendants for the entire amount, or collect the funds held by the Trustee and sue SuperCom for the remaining balance.

B.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former chief financial officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount, which Mr. Peker claims is owed to him is NIS 177 (approximately $52).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $143). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as chief financial officer of the Company.

Consequently, Mr. Peker filed with the Labor Court a motion: (i) to extend the time to file his answer to the Company’s counter claim, and (ii) to delete certain causes of action included in the Company’s counter claim, alleging that such causes of action are not within the Labor Court’s jurisdiction. The Labor Court rejected Mr. Peker’s motion for extension and ordered him to file his answer by September 15, 2011, and in addition ordered the Company to file by that date, an answer to Mr. Peker’s motion to delete certain causes of action included in the Company’s counter claim.

A preliminary hearing is scheduled for November 2, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in Thousands)

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

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

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

REVENUES

We are currently concentrating on entering into and implementing new large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. In the six months ended on June 30, 2011, approximately 75% of our revenues were earned from customers located outside the United States compared with 65% in the six months ended on June 30, 2010. In the six months ended on June 30, 2011, approximately 49% of our revenues were earned from one customer located in Europe compared with 57% in the six months ended on June 30, 2010.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses as described below.

We have not recorded any income tax benefit for net losses incurred for any period from inception to June 30, 2011. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

THREE MONTHS ENDED ON JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED ON JUNE 30, 2010

REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, increased by $208, or 28%, to $948 in the three months ended June 30, 2011 from $740 in the three months ended June 30, 2010. This increase in revenues was mainly due to a higher volume of deliveries of our TagSure product to two of our customers located in Europe and due to sales to new customers. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures.

Revenue from customers outside the United States represented 74% and 68% of revenues for the three months ended on June 30, 2011 and 2010, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall revenues and an increasing focus for net revenues growth.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors and compensation costs. In the past few months the taggants prices (which are composed of rare earths materials) are increasing. The dramatic increase in prices since January results from a clamp down of domestic output by China, the world’s biggest producer of rare earths. Cost of revenues increased by $120, or 117%, to $223 in the three months ended on June 30, 2011 from $103 in the three months ended on June 30, 2010. Cost of revenues as a percentage of revenues was 24% in the three months ended on June 30, 2011, compared with 14% in the three months ended on June 30, 2010. The increase in cost of revenues in absolute terms was primarily related to higher subcontractor and optical materials expenses of $111 (which we incurred due to higher sales volumes).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses increased by $30, or 36%, to $113 in the three months ended on June 30, 2011 from $83 in the three months ended on June 30, 2010. This increase in research and development expenses was primarily related to higher payroll expenses of $34, offset by a decrease in subcontractor’s expenses of $7.

We did not capitalize research and development expenses; all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $14, or 7%, to $220 in the three months ended on June 30, 2011, from $206 in the three months ended on June 30, 2010. This increase in selling and marketing expenses was primarily related to an increase in payroll expenses of $49 and higher travel expenses of $6 offset by a decrease in other expenses of $29 (mainly advertising expenses) and by lower non-cash share based compensation expenses of $12.

Selling and marketing expenses in the three months ended on June 30, 2011 included non-cash share based compensation expenses of $17.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $88, or 20%, to $347 in the three months ended on June 30, 2011, from $435 in the three months ended on June 30, 2010. This decrease in general and administrative expenses was primarily related to: higher payroll expenses in an amount of $123 offset by lower legal expenses of $209 associated with the settlement agreement reached with Secu-Systems (see Note 4 to the Notes to Financial Statements included above) and lower non-cash share based compensation expenses in an amount of $7.

General and administrative expenses in the three months ended on June 30, 2011 included non-cash share based compensation expenses of $45.

FINANCIAL INCOME (EXPENSE), NET. Financial income (expense), net decreased by $432 to financial income, net, of $85 in the three months ended on June 30, 2011 from financial income, net, of $517 in the three months ended on June 30, 2010. This decrease in financial income, net, was primarily related to a decrease of $22 in financial expenses offset by a decrease of $454 in non-cash financial income related to convertible notes and warrants, net.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses decreased by $364, or 99%, to $2 in the three months ended on June 30, 2011 from $366 in the three months ended on June 30, 2010. This decrease was primarily related to non-payroll expenses in the three months ended on June 30, 2011 compared with $212 payroll expenses in the three months ended on June 30, 2010, lower subcontractor and materials of $192 and lower non-cash share based compensation expenses of $30, offset by a decrease of $70 in government research and development grants.

NET PROFIT (LOSS). We generated net profit of $128 in the three months ended on June 30, 2011, compared with net profit of $64 in the three months ended on June 30, 2010, which represents an increase of $64 in net profit. This increase in net profit was primarily related to higher sales (sales increased by $208, or 28%, to $948 in the three months ended June 30, 2011 from $740 in the three months ended June 30, 2010), lower operating expenses (decreased by $44, or 6%, to $680 in the three months ended June 30, 2011 from $724 in the three months ended June 30, 2010) and lower expenses related to the discontinued operations (decreased by $364, to $2 in the three months ended June 30, 2011 from $366 in the three months ended June 30, 2010).

SIX MONTHS ENDED ON JUNE 30, 2011 COMPARED WITH SIX MONTHS ENDED ON JUNE 30, 2010

REVENUES. Our revenues, mostly derived by the sales of taggants and readers, increased by $448, or 33%, to $1,816 in the six months ended June 30, 2011 from $1,368 in the six months ended June 30, 2010. This increase in revenues was mainly due to higher volume of deliveries of our TagSure product to two of our customers located in Europe and due to sales to new customers.

Revenue from customers outside the United States represented 75% and 65% of revenues for the six months ended on June 30, 2011 and 2010, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations.

COST OF REVENUES. Cost of revenues increased by $170, or 78%, to $387 in the six months ended on June 30, 2011 from $217 in the six months ended on June 30, 2010. Cost of revenues as a percentage of revenues was 21% in the six months ended on June 30, 2011, compared with 16% in the six months ended on June 30, 2010. The increase in cost of revenues in absolute terms was primarily related to higher subcontractor and optical materials expenses of $144 (which incurred due to higher sales volumes) and higher payroll expenses of $24.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $63, or 36%, to $237 in the six months ended on June 30, 2011 from $174 in the six months ended on June 30, 2010. This increase in research and development expenses was primarily related to higher payroll expenses of $80, offset by a decrease of $17 in non-cash compensation expenses.

We did not capitalize research and development expenses; all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by $144, or 40%, to $501 in the six months ended on June 30, 2011, from $357 in the six months ended on June 30, 2010. This increase in selling and marketing expenses was primarily related to an increase in payroll expenses of $220 and higher travel expenses of $15 offset by a decrease in other expenses of $44 (mainly advertising expenses) and by lower non-cash share based compensation expenses of $47.

Selling and marketing expenses in the six months ended on June 30, 2011 included non-cash share based compensation expenses of $38.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $8, or 1%, to $719 in the six months ended on June 30, 2011, from $711 in the six months ended on June 30, 2010. This increase in general and administrative expenses was primarily related to: higher payroll expenses in an amount of $299 and higher professional services of $12 offset by lower legal expenses of $209 associated with the settlement agreement reached with Secu-Systems (see Note 4 to the Notes to Financial Statements included above) and lower non-cash share based compensation expenses in an amount of $94.

General and administrative expenses in the six months ended on June 30, 2011 included non-cash share based compensation expenses of $90.

FINANCIAL INCOME (EXPENSE), NET. Financial income (expense), net, changed by $6,198 to financial expenses, net, of $17 in the six months ended on June 30, 2011 from financial income, net of $6,181 in the six months ended on June 30, 2010. This change in financial income (expenses), net was primarily related to a gain on debt restructuring in an amount of $5,881 in the six months ended on June 30, 2010 (as described more detailed in Note 2 to the Notes to Financial Statements included above), a decrease of $77 in financial income, net, and a decrease of $240 in non-cash financial expenses related to convertible notes and warrants, net.

NET LOSS FROM DISCONTINUED OPERATIONS. The discontinued operation expenses decreased by $622, or 90%, to $66 in the six months ended on June 30, 2011 from $688 in the six months ended on June 30, 2010. This decrease was primarily related to non-payroll expenses in the six months ended on June 30, 2011 compared with $500 payroll expenses in the six months ended on June 30, 2010, lower subcontractor and materials of $415 and lower non-cash share based compensation expenses of $75, offset by a decrease of $368 in government research and development grants.

NET PROFIT (LOSS). We incurred a net loss of $120 in the six months ended on June 30, 2011, compared with a net profit of $5,402 in the six months ended on June 30, 2010, which represents an increase of $5,522 in net loss. This increase in net loss was primarily related to the non-cash gain on the debt restructuring in an amount of $5,881 (as described more fully in Note 2 to the Notes to Financial Statements included above).

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of approximately $16,175 as of June 30, 2011, and had positive working capital (current assets less current liabilities) of approximately $1,816 as of June 30, 2011. Losses may continue in the foreseeable future.

The Company does not have any material commitments for capital expenditures as of June 30, 2011.

As of June 30, 2011, we had cash, cash equivalents of approximately $1,999, compared to $2,310 as of June 30, 2010. This decrease of $311 is primarily due to the increase of $1,027 in cash and cash equivalents in the six months ended on June 30, 2010 as a result of the private placement financing following our debt restructuring in the amount of $1,555, offset by the net cash used by operating activities in the six months ended on June 30, 2010 of $520 compared with an increase of $90 in the six months ended on June 30, 2011 which were generated mostly from operating activities .

We had positive cash flow from operating activities of approximately $59 in in the six months ended on June 30, 2011 compared to a negative cash flow from operating activities of $520 in the six months ended on June 30, 2010. The positive cash flow from operating activities in the six months ended on June 30, 2011 is attributable mainly to: increase in inventories of approximately $107, decrease in assets related to discontinued operations of approximately $93, increase in share based compensation of approximately $128, increase in accrued expenses and other payables of approximately $197 and decrease in liabilities related to discontinued operations of approximately $177.

We generated negative cash flow from investing activities of approximately $2 in the six months ended on June 30, 2011 compared to $8 in the six months ended on June 30, 2010. The negative cash flow from investing activities in the six months ended on June 30, 2011 was primarily due to our purchase of fixed assets, while in the six months ended on June 30, 2010 it was due to long term car lease deposits.

 We had a positive cash flow from financing activities of approximately $33 in the six months ended on June 30, 2011 compared to a positive cash flow from financing activities of approximately $1,555 in the six months ended on June 30, 2010. The positive cash flow in the six months ended June 30, 2011 is mainly due to proceeds from stock option exercises while the positive cash flow in the six months ended on June 30, 2010 is mainly due to the debt restructuring and the closing of the private placement.

 We believe that our existing cash resources, together with cash to be collected from customers, will be sufficient to support our operations for the next twelve months.  However, continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our long term business plans.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at June 30, 2011 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $119 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. These royalties-bearing research and development grants partially cover our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant was successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. At the end of 2010 we discontinued our RFID operations. Please also refer to Note 3 to the Notes to Financial Statements included above. In case the Company will decide to sell its RFID portfolio of Intellectual Property, the receipts of such sale will first be attributed to pay the $1,905 grants received from the OCS.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2011.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

The Settlement Agreement provided that the exact amount to be paid by the Defendants to the Plaintiff would be determined by a Mediator.

On November 30, 2010, the Mediator rendered his decision awarding the Plaintiff the aggregate settlement amount of NIS 1,786 (approximately $522), of which each of the Defendants is required to pay one-half or NIS 893 (approximately $261).

In accordance with the terms of the Settlement Agreement, Inksure Ltd. deposited on December 30, 2010 its share of the Settlement Amount in trust with the trustee.

SuperCom’s share of the Settlement Amount was to be deposited with the trustee in 10 equal monthly installments. To the Company’s knowledge, SuperCom paid the first 5 installments on a timely basis, but is currently late on the sixth payment, which was due July 15, 2011. If SuperCom fails to make the entire payment on a timely basis, Plaintiff has the choice of either terminating the Settlement Agreement and pursue the action against both Defendants for the entire amount, or collect the funds held by the Trustee and sue SuperCom for the remaining balance.

B.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former chief financial officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount, which Mr. Peker claims is owed to him is NIS 177 (approximately $52).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $143). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as chief financial officer of the Company.

Consequently, Mr. Peker filed with the Labor Court a motion: (i) to extend the time to file his answer to the Company’s counter claim, and (ii) to delete certain causes of action included in the Company’s counter claim, alleging that such causes of action are not within the Labor Court’s jurisdiction. The Labor Court rejected Mr. Peker’s motion for extension and ordered him to file his answer by September 15, 2011, and in addition ordered the Company to file by that date, an answer to Mr. Peker’s motion to delete certain causes of action included in the Company’s counter claim.

A preliminary hearing is scheduled for November 2, 2011.

ITEM 6.  EXHIBITS

The following exhibits are being filed or furnished with this Report:

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

* Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

By: /s/ Tal Gilat
Tal Gilat
Dated: August 15, 2011	President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David (Dadi) Avner
David (Dadi) Avner
Dated: August 15, 2011	Chief Financial Officer,
(Principal Financial Officer)