Form 10-Q
period 2011-09-30
INKSURE TECHNOLOGIES INC.
filed 2011-11-09
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☒Yes   ☐ No

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

Yes ☐      No ☒

The number of shares of Common Stock of the registrant outstanding was 41,112,088 as of November 9, 2011.

INKSURE TECHNOLOGIES INC.

PART I.                FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS
INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	SEP. 30, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,060	$1,909
Restricted cash	255	266
Short-term deposit	506	-
Trade receivables	757	219
Other accounts receivable and prepaid expenses	33	43
Inventories	363	229
Assets related to discontinued operations (Note 3)	-	93

TOTAL CURRENT ASSETS	2,974	2,759

PROPERTY AND EQUIPMENT, NET	63	67
LONG TERM DEPOSIT	8	11

TOTAL ASSETS	$3,045	$2,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$199	$147
Employees and payroll accruals	132	131
Accrued expenses and other payables	786	653
Liabilities related to discontinued operations (Note 3)	-	177

TOTAL CURRENT LIABILITIES	1,117	1,108

Warrants to issue shares	169	183

TOTAL LIABILITIES	$1,286	$1,291

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of September 30, 2011 and as of December 31, 2010	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 41,112,088 as of September 30, 2011 and 41,493,449 as of December 31, 2010	411	415
Additional paid-in capital	17,297	17,068
Accumulated other comprehensive income	118	118
Accumulated deficit	(16,067)	(16,055)

TOTAL STOCKHOLDERS’ EQUITY	1,759	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,045	$2,837

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
	UNAUDITED		UNAUDITED

Revenues	$1,006	$768	$2,822	$2,136
Cost of revenues	226	85	613	302

Gross profit	780	683	2,209	1,834

Operating expenses:
Research and development	105	49	342	223
Selling and marketing	245	199	746	556
General and administrative	348	302	1,067	1,013

Total operating expenses	698	550	2,155	1,792

Operating profit	82	133	54	42

Gain from extinguishment of convertible debt	-	-	-	5,881
Financial income (expenses), net	(6)	29	(5)	108
Financial income (expenses) related to convertible notes and warrants, net	32	(20)	14	201
Total financial income, net	26	9	9	6,190

Net profit before taxes	108	142	63	6,232
Taxes on income	-	-	(9)	-

Net profit from continued operations	108	142	54	6,232

Net loss from discontinued operations (Note 3)	-	(333)	(66)	(1,021)

Net profit (loss)	$108	$(191)	$(12)	$5,211

Net profit (loss) per share from continuing operations:
Basic	$0.00	$0.00	$0.00	$0.18

Diluted	$0.00	$0.00	$0.00	$0.16

Net loss per share from discontinued operations:
Basic	$0.00	$(0.01)	$0.00	$(0.03)

Net profit (loss) per share:
Basic	$0.00	$(0.00)	$0.00	$0.15

Diluted	$0.00	$(0.00)	$0.00	$0.14

Weighted average number of Common Stock used in computing basic net profit (loss) per share	42,154,711	41,476,011	42,037,970	35,155,312

Weighted average number of Common Stock used in computing diluted net profit (loss) per share	42,154,711	41,476,011	42,037,970	38,447,274

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED ON SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(12)	$5,211
Adjustments required to reconcile net profit (loss) to net cash used in operating activities:
Depreciation and amortization	17	22
Decrease (increase) in restricted cash balances	11	(1)
Decrease (increase) in trade receivables	(538)	74
Non cash financial expenses related to convertible notes, net	–	(5,881)
Decrease (increase) in other accounts receivable and prepaid expenses	10	(15)
Decrease (increase) in inventories	(134)	23
Decrease in Assets related to discontinued operations	93	159
Increase (decrease) in trade payables	52	(33)
Increase in employees and payroll accruals	1	73
Changes in warrants to issue shares	(14)	(201)
Share based compensation	185	461
Expenses related to issuance of shares	5	-
Increase in accrued expenses and other payables	225	74
Decrease in liabilities related to discontinued operations	(177)	(304)

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	(276)	(338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13)	(9)
Investment in Short-term deposit	(506)	–
Long-term lease deposits made	3	(10)

NET CASH USED BY INVESTING ACTIVITIES	(516)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in restricted cash	–	500
Proceeds from option exercises, net	33	2
Buyback of Company's shares	(90)	–
Proceeds from private placement, net	–	1,055

NET CASH PROVIDED BY FINANCING ACTIVITIES	(57)	1,557

Increase (decrease) in cash and cash equivalents	(849)	1,200
Cash and cash equivalents at the beginning of the year	1,909	1,283

Cash and cash equivalents at the end of the period	$1,060	$2,483

NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$92	$–
Conversion of debt to shares	$–	$2,000
Repayment as part of debt restructuring from restricted cash	$–	$1,000

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC., or the Company, in accordance with accounting principles generally accepted in the United States of America or US GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with  US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2010 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2011.

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

Comparative balance sheets of the discontinued operations are as follows:

	SEP. 30, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED

Property and equipment, net	$-	$89
Long term deposit	-	4
Total assets related to discontinued operations	$-	$93

	SEP. 30, 2011	DEC. 31, 2010
	UNAUDITED	AUDITED

Trade payables	$-	$17
Employees and payroll accruals	-	55
Accrued expenses and other payables	-	105
Total liabilities related to discontinued operations	$-	$177

	THREE MONTHS ENDED SEP. 30,
	2011	2010

Operating expenses:
Research and development, net	$-	$288
Selling and marketing	-	34
General and administrative	-	11
Total operating expenses	-	333

Net loss from discontinued operations	$-	$333

	NINE MONTHS ENDED SEP. 30,
	2011	2010

Operating expenses:
Research and development, net	$66	$885
Selling and marketing	-	86
General and administrative	-	50
Total operating expenses	66	1,021

Net loss from discontinued operations	$66	$1,021

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

On November 30, 2010, the Mediator rendered his decision awarding the Plaintiff the aggregate settlement amount of NIS 1,786 (approximately $481), of which each of the Defendants is required to pay one-half or NIS 893 (approximately $240).

In accordance with the terms of the Settlement Agreement, Inksure Ltd. deposited on December 30, 2010 its share of the Settlement Amount in trust with the trustee.

SuperCom’s share of the Settlement Amount was to be deposited with the trustee in 10 equal monthly installments. To the Company’s knowledge, SuperCom paid the first 6 installments and is currently late on some of the remaining payments, but it intends to deposit the entire amount by December 31, 2011. If  SuperCom fails to make the entire payment on a timely basis, the Plaintiff has the choice of either terminating the Settlement Agreement and pursuing the action against both Defendants for the entire amount, or collecting the funds held by the Trustee and suing SuperCom for the remaining balance.

B.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former chief financial officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount, which Mr. Peker claims is owed to him is NIS 177 (approximately $48).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $131). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as chief financial officer of the Company.

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

On November 2, 2011 a preliminary hearing was held. During the hearing, Mr. Peker motion to delete certain causes of action included in the Company’s counter claim was rejected by the court. Since Mr. Peker was not represented by a lawyer, the court set a second preliminary hearing for February 15th. 2012.

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

REVENUES

We are currently concentrating on entering into and implementing new large-scale projects. These potential contracts are subject to a long sales cycle and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. In the nine months ended on September 30, 2011, approximately 74% of our revenues were earned from customers located outside the United States compared with 75% in the nine months ended on September 30, 2010. In the nine months ended on September 30, 2011, approximately 42% of our revenues were earned from one customer located in Europe compared with 57% in the nine months ended on September 30, 2010.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, general and administrative expenses as described below.

We have not recorded any income tax benefit for net losses incurred for any period from inception to September 30, 2011. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

THREE MONTHS ENDED ON SEPTEMBER 30, 2011 COMPARED WITH THREE MONTHS ENDED ON SEPTEMBER 30, 2010

REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, increased by $238, or 31%, to $1,006 in the three months ended September 30, 2011 from $768 in the three months ended September 30, 2010. This increase in revenues was mainly due to a higher volume of deliveries of our TagSure product to three of our customers and due to sales to new customers.

Revenue from customers outside the United States represented 74% and 75% of revenues for the three months ended on September 30, 2011 and 2010, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall revenues and an increasing focus for net revenues growth.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors and compensation costs. Cost of revenues increased by $141, or 166%, to $226 in the three months ended on September 30, 2011 from $85 in the three months ended on September 30, 2010. Cost of revenues as a percentage of revenues was 22% in the three months ended on September 30, 2011, compared with 11% in the three months ended on September 30, 2010. The increase in cost of revenues in absolute terms was primarily related to higher subcontractor and optical materials expenses of $106 (which we incurred due to higher sales volumes), higher payroll expenses of $20 and higher travel expenses of $15.

In the past few months the taggants prices (which are composed of rare earths materials) are increasing. The dramatic increase in prices since January results from a clamp down of domestic output by China, the world’s biggest producer of rare earth materials.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses increased by $56, or 114%, to $105 in the three months ended on September 30, 2011 from $49 in the three months ended on September 30, 2010. This increase in research and development expenses was primarily related to higher payroll expenses of $49, higher subcontractors’ expenses of $16 and higher non-cash share based compensation expenses of $4, offset by lower travel expenses of $14.

We did not capitalize research and development expenses; all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $46, or 23%, to $245 in the three months ended on September 30, 2011, from $199 in the three months ended on September 30, 2010. This increase in selling and marketing expenses was primarily related to higher payroll expenses of $41 and higher other expenses of $24 (mainly advertising expenses), offset by lower non-cash share based compensation expenses of $19.

Selling and marketing expenses in the three months ended on September 30, 2011 included non-cash share based compensation expenses of $13.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $46, or 15%, to $348 in the three months ended on September 30, 2011, from $302 in the three months ended on September 30, 2010. This increase in general and administrative expenses was primarily related to: higher payroll expenses in an amount of $64 and higher legal expenses of $34 offset by lower non-cash share based compensation expenses in an amount of $46 and lower travel expenses of $6.

General and administrative expenses in the three months ended on September 30, 2011 included non-cash share based compensation expenses of $40.

FINANCIAL INCOME (EXPENSE), NET. Financial income, net increased by $17, or 189%, to $26 in the three months ended on September 30, 2011 from $9 in the three months ended on September 30, 2010. This increase in financial income, net, was primarily related to an increase of $52 in non-cash financial income related to convertible notes and warrants, net offset by a decrease of $35 in financial income (expenses), net.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses decreased by $333, or 100%, to $0 in the three months ended on September 30, 2011 from $333 in the three months ended on September 30, 2010. This decrease was primarily related to the lack of payroll expenses in the three months ended on September 30, 2011 compared with $220 of payroll expenses in the three months ended on September 30, 2010, no subcontractor and materials expenses in the three months ended on September 30, 2011 compared with $90 expenses in the three months ended on September 30, 2010 and no non-cash share based compensation in the three months ended on September 30, 2011 compared with  expenses of $23 in the three months ended on September 30, 2010.

NET PROFIT (LOSS). We generated net profit of $108 in the three months ended on September 30, 2011, compared with a net loss of $191 in the three months ended on September 30, 2010, which represents an increase of $299. This increase in net profit was primarily related to higher sales (sales increased by $238, or 31%, to $1,006 in the three months ended September 30, 2011 from $768 in the three months ended September 30, 2010) and lower expenses related to the discontinued operations (no expenses in the three months ended September 30, 2011 compared with $333 in the three months ended September 30, 2010).

NINE MONTHS ENDED ON SEPTEMBER 30, 2011 COMPARED WITH NINE MONTHS ENDED ON SEPTEMBER 30, 2010

REVENUES. Our revenues, mostly derived by the sales of taggants and readers, increased by $686, or 32%, to $2,822 in the nine months ended September 30, 2011 from $2,136 in the nine months ended September 30, 2010. This increase in revenues was mainly due to higher volume of deliveries of our TagSure product to three of our customers and due to sales to new customers.

Revenue from customers outside the United States represented 74% and 75% of revenues for the nine months ended on September 30, 2011 and 2010, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations.

COST OF REVENUES. Cost of revenues increased by $311, or 103%, to $613 in the nine months ended on September 30, 2011 from $302 in the nine months ended on September 30, 2010. Cost of revenues as a percentage of revenues was 22% in the nine months ended on September 30, 2011, compared with 14% in the nine months ended on September 30, 2010. The increase in cost of revenues in absolute terms was primarily related to higher subcontractor and optical materials expenses of $231 (which we incurred due to higher sales volumes), higher payroll expenses of $43 and higher travel expenses of $33.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $119, or 53%, to $342 in the nine months ended on September 30, 2011 from $223 in the nine months ended on September 30, 2010. This increase in research and development expenses was primarily related to higher payroll expenses of $130 and higher subcontractors’ expenses of $24 offset by lower travel expenses of $22 and decrease of $13 in non-cash compensation expenses.

We did not capitalize research and development expenses; all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by $190, or 34%, to $746 in the nine months ended on September 30, 2011, from $556 in the nine months ended on September 30, 2010. This increase in selling and marketing expenses was primarily related to an increase in payroll expenses of $260 and higher travel expenses of $14 offset by a decrease in other expenses of $18 (mainly advertising expenses) and by lower non-cash share based compensation expenses of $66.

Selling and marketing expenses in the nine months ended on September 30, 2011 included non-cash share based compensation expenses of $51.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $54, or 5%, to $1,067 in the nine months ended on September 30, 2011, from $1,013 in the nine months ended on September 30, 2010. This increase in general and administrative expenses was primarily related to: higher payroll expenses in an amount of $325 and higher professional services of $48 offset by lower legal expenses of $209 associated with the settlement agreement reached with Secu-Systems (see Note 4 to the Notes to Financial Statements included above), lower non-cash share based compensation expenses in an amount of $101 and lower travel expenses of $9.

General and administrative expenses in the nine months ended on September 30, 2011 included non-cash share based compensation expenses of $130.

FINANCIAL INCOME (EXPENSE), NET. Financial income , net, decreased by $6,181 to $9 in the nine months ended on September 30, 2011 from $6,190 in the nine months ended on September 30, 2010. This decrease in financial income, net was primarily related to a gain on debt restructuring in an amount of $5,881 in the nine months ended on September 30, 2010 (as described more detailed in Note 2 to the Notes to Financial Statements included above), a decrease of $113 in financial income, net, and a decrease of $187 in non-cash financial expenses related to convertible notes and warrants, net.

NET LOSS FROM DISCONTINUED OPERATIONS. The discontinued operation expenses decreased by $955, or 94%, to $66 in the nine months ended on September 30, 2011 from $1,021 in the nine months ended on September 30, 2010. This decrease was primarily related to non-payroll expenses in the nine months ended on September 30, 2011 compared with $719 payroll expenses in the nine months ended on September 30, 2010, lower subcontractor and materials expenses of $494, lower non-cash share based compensation expenses of $98 and lower travel expenses of $10 offset by a decrease of $368 in government research and development grants.

NET PROFIT (LOSS). We incurred a net loss of $12 in the nine months ended on September 30, 2011, compared with a net profit of $5,211 in the nine months ended on September 30, 2010, which represents an increase of $5,223 in net loss. This increase in net loss was primarily related to the non-cash gain on the debt restructuring in an amount of $5,881 in the nine months ended on September 30, 2010 (as described more fully in Note 2 to the Notes to Financial Statements included above).

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. We had an accumulated deficit of $16,067 as of September 30, 2011, and had positive working capital (current assets less current liabilities) of $1,857 as of September 30, 2011. Losses may continue in the foreseeable future.

The Company does not have any material commitments for capital expenditures as of September 30, 2011.

In September 2011, the Company entered into two agreements to repurchase a total of 1,200,000 shares of its common stock from two of its shareholders for a total purchase price of $90. Under the first agreement, entered between the Company and Mr. Yaron Meerfeld, a former director and officer of the Company, the Company repurchased a total of 800,000 shares of common stock, which were issued to Mr. Meerfeld in connection with a private placement in January 2010. In connection with the repurchase, the Company paid to Mr. Meerfeld a price of $0.075 per share, or a total of $60. Under the agreement, Mr. Meerfeld also forfeited vested stock options to purchase a total of 1,450,000 shares of the Company’s common stock. In addition, the Company paid to Mr. Meerfeld a total of NIS179 (approximately $50 according to the NIS/$ exchange rate on September 1, 2011) owed to him in connection with the termination of his employment agreement with the Company, and the parties exchanged mutual releases. Under the second agreement, entered between the Company and Dr. Haim Kaplan, the Company repurchased a total of 400,000 shares of common stock, which were issued to Dr. Kaplan in connection with a private placement in January 2010. In connection with the repurchase, the Company paid to Dr. Kaplan a price of $0.075 per share, or a total of $30, and the parties exchanged mutual releases.

As of September 30, 2011, we had cash and cash equivalents of $1,060, compared to $2,483 as of September 30, 2010. This decrease of $1,423 is primarily due to payment of $240 on December 30, 2010 in accordance with the terms of Secusystem Settlement Agreement (see also note 4A), net loss of $216 in the 12 months ended on September 30, 2011, increase of $547 in trade receivables in the 12 months ended on September 30, 2011 and increase of $506 in short-term deposit in the nine months ended on September 30, 2011.

We had negative cash flow from operating activities of $276 in the nine months ended on September 30, 2011 compared to a negative cash flow of $338 in the nine months ended on September 30, 2010. The negative cash flow from operating activities in the nine months ended on September 30, 2011 is attributable mainly to: increase in trade receivables of $538, increase in inventories of $134, decrease in assets related to discontinued operations of $93, increase in share based compensation expenses of $185, increase in accrued expenses and other payables of $225 and decrease in liabilities related to discontinued operations of $177.

We generated negative cash flow from investing activities of $516 in the nine months ended on September 30, 2011 compared to a negative cash flow $19 in the nine months ended on September 30, 2010. The negative cash flow from investing activities in the nine months ended on September 30, 2011 was primarily due to investment in short-term deposit of $506 and purchase of fixed assets of $10, while in the nine months ended on September 30, 2010 it was due to purchase of fixed assets and long term car lease deposits.

 We had a negative cash flow from financing activities of $57 in the nine months ended on September 30, 2011 compared to a positive cash flow from financing activities of $1,557 in the nine months ended on September 30, 2010. The negative cash flow in the nine months ended September 30, 2011 is mainly due to buyback of Company's shares of $90 offset by proceeds from stock option exercises of $33, while the positive cash flow in the nine months ended on September 30, 2010 is mainly due to the debt restructuring and the closing of the private placement.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at September 30, 2011 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $212 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. These royalties-bearing research and development grants partially cover our innovative research and development project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant was successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. At the end of 2010 we discontinued our RFID operations. Please also refer to Note 3 to the Notes to Financial Statements included above. If we decide to sell our RFID portfolio of Intellectual Property, the receipts of such sale will first be attributed to pay the $1,905 grants received from the OCS.

ITEM 4.                CONTROLS AND PROCEDURES

Under the direction of our CEO and CFO, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2011.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

On November 30, 2010, the Mediator rendered his decision awarding the Plaintiff the aggregate settlement amount of NIS 1,786 (approximately $481), of which each of the Defendants is required to pay one-half or NIS 893 (approximately $240).

In accordance with the terms of the Settlement Agreement, Inksure Ltd. deposited on December 30, 2010 its share of the Settlement Amount in trust with the trustee.

SuperCom’s share of the Settlement Amount was to be deposited with the trustee in 10 equal monthly installments. To the Company’s knowledge, SuperCom paid the first 6 installments and is currently late on some of the remaining payments, but it intends to deposit the entire amount by December 31, 2011. If  SuperCom fails to make the entire payment on a timely basis, the Plaintiff has the choice of either terminating the Settlement Agreement and pursuing the action against both Defendants for the entire amount, or collecting the funds held by the Trustee and suing SuperCom for the remaining balance.

B.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former chief financial officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount, which Mr. Peker claims is owed to him is NIS 177 (approximately $48).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $131). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as chief financial officer of the Company.

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

On November 2, 2011 a preliminary hearing was held. During the hearing, Mr. Peker motion to delete certain causes of action included in the Company’s counter claim was rejected by the court. Since Mr. Peker was not represented by a lawyer, the court set a second preliminary hearing for February 15th. 2012.

ITEM 6.                EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

10.1
Stock Purchase Agreement, between InkSure Technologies Inc. and Mr. Yaron Meerfeld, dated as of August 23, 2011 (attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011, and incorporated herein by reference).

10.2
Stock Purchase Agreement, between InkSure Technologies Inc. and Dr. Haim Kaplan, dated as of August 23, 2011 (attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2011, and incorporated herein by reference).

10.3
InkSure Technologies Inc. 2011 Employees, Directors and Consultants Stock Plan and Form of Restricted Stock Grant Letter Agreement (attached as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the SEC on August 9, 2011, and incorporated herein by reference).

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

* Filed herewith

**Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

By: /s/ Tal Gilat
Tal Gilat
Dated: November 9, 2011	President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ David (Dadi) Avner
David (Dadi) Avner
Dated: November 9, 2011	Chief Financial Officer,
(Principal Financial Officer)