Form 10-K
period 2011-12-31
INKSURE TECHNOLOGIES INC.
filed 2012-03-12
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _____________

COMMISSION FILE NUMBER: 0-24431

INKSURE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

589 FIFTH AVENUE, SUITE 401, NEW YORK, NY	10017
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (646) 233-1454

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by checkmark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller Reporting Company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,639 thousands.

As of March 12, 2012, the Registrant had outstanding 43,173,592 shares of Common Stock, par value $0.01 per share.

ii

iii

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated,” estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward looking statements are based on the current plans and expectations of our management, such as those related to new products, and are subject to various uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the Securities and Exchange Commission, or SEC, may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Except as required by law, we do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

InkSure Technologies Inc. makes available free of charge on its website at www.inksure.com (the contents of which are not part of this Annual Report on Form 10-K), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after electronically filing or furnishing such material to the SEC.

PART I

ITEM 1.                 BUSINESS.

GENERAL

InkSure Technologies Inc., originally incorporated in the state of Nevada, but reincorporated in Delaware in 2003 (together with its subsidiaries, hereinafter referred to as the "Company", “we”, “us” and “our”) develops, markets and sells customized authentication solutions designed to enhance the security of documents and branded products, to meet the growing demand for protection from counterfeiting. In this context, “counterfeit items” are imitation items that are offered as genuine with the intent to deceive or defraud. We operate within the “authentication industry,” an industry that includes a variety of companies providing technologies and services designed to prevent the counterfeiting and diversion of documents and products.

Our existing products are based on three principal technologies:

•	Unique chemical markers incorporated into security holograms.

•
Customizable security inks that are suitable for almost every type of digital and impact printing on a wide variety of surfaces or substrates. (e.g., paper documents, plastic identification cards, packaging materials and labels). Some chemical markers can also be incorporated into volume liquids such as fuel.

•	Sophisticated “full-spectrum” readers that use proprietary software to quickly analyze marks inserted into the hologram or printed with our specialty inks.

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

MARKET OPPORTUNITY

There are a growing number of governments, companies, banks, organizations and other entities that recognize, acknowledge and are able to quantify or estimate the scope of their counterfeiting problem, and are willing to invest in security solutions to combat them, and are potential customers for our products and services. We believe that the number of entities willing to invest in security solutions will grow as the magnitude of the problem continues to grow. In addition, there has been an increase in regulatory and legislative efforts to countermand counterfeiting, such as legislation in the United States and the U.S. Federal Food and Drug Administration guidelines concerning the incorporation of counterfeit-resistant tools into the packaging of U.S. prescription drugs.

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

Typically, currency and high value documents incorporate more than one security feature (high denominations of U.S. currency have up to 20 security features). Brand owners are increasingly adopting this same strategy and are using several security features simultaneously to make reproducing the document or packaging increasingly difficult and costly for the counterfeiter. In addition, layered security features provide continued protection for products in the market even if one of the features is compromised.

INKSURE'S SOLUTIONS

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

HIGH LEVEL OF SECURITY. Every security material offered by us has a unique “signature” that is comprised of a variety of components, including the amounts and the unique properties of the chemicals included in the material, the material type, the material color, the printing method and the substrate. Since the reader utilized by our solution reads a “full-spectrum” rather than sampling a specific point or points in a signature, a counterfeit item would have to replicate an entire unique signature - i.e., every variable upon which the signature depends - rather than merely replicating certain portions of the signature. In addition, because a coded taggant’s unique signature is comprised of various factors, with numerous possible permutations thereof, our taggants are extremely difficult to reverse engineer. We believe that holograms, color changing inks and other more common overt security features are more easily replicated than our products. In addition, to thwart any counterfeiting attempts that successfully replicated a unique signature, we could alter any of the variables that comprise a signature and create an entirely new unique signature without significant expense.

FLEXIBILITY. Our solution is highly flexible and is applicable to almost every standard hologram, coating, ink or toner. In addition, we believe that our specialty inks are suitable for printing on any type of surface or substrate for which digital and impact printing is suitable. Our readers are available either as hand-held devices designed for quick and accurate field inspection, or as a technology that can be integrated in existing terminals and readers (e.g., ATMs, magnetic ink character recognition (MICR) readers and access control systems) to allow automated identification and verification in mass quantities. According to the client’s security needs, several different coded inks can be incorporated in a single product or document and the corresponding reader can be programmed to authenticate and verify each of the different codes - and indicate which code was verified.

COST EFFECTIVE. Our technology provides a cost-effective solution to prevent counterfeiting and diversion because of our positive cost-performance ratio. In addition, because our readers are designed to detect even trace amounts of the specific chemical markers, our solutions provide a high level of security, including through the use of chemicals, such as tagging agents, at reasonable incremental costs to our customers.

MARKETING AND BUSINESS STRATEGY

 The potential anti-counterfeit market segments for our products can generally be divided into two major groups: documents (e.g., bank notes, checks, transportation and event tickets, pre-paid telephone cards, identification cards, and passports) and brand products (e.g., pharmaceuticals, automotive, tobacco, spirits and apparel). We believe that the most receptive market segment for our authentication applications - which comprise the middle and high-end of the security market - includes customers who have experienced significant problems with counterfeiting and have been unable to reduce or eliminate the effects of counterfeiting through the authentication solutions that are more easily circumvented than our solutions. In addition, we have targeted customers that need a covert security feature that is extremely difficult to reverse engineer.

More specifically, we have identified and targeted the following market segments:

•	TAX STAMPS. Government issued tax stamps and control marks for a variety of taxed items such as tobacco, wine, alcohol and export tax stamps offer opportunities for our authentication technology.

•
PACKAGING. We believe our product may facilitate brand protection through use in 1st level (on the product), 2nd level (on the packaging) and 3rd level (through the use of labels, stickers, etc.). We believe our products are suitable for a number of industries, including consumer goods (e.g., apparel, cosmetics, fragrances, tobacco and multi-media, including CDs and DVDs), pharmaceuticals, and industries that rely upon component parts (e.g., automotive, computer hardware).

•	TRANSPORTATION. Both national and local transportation authorities issue travel passes, season tickets and single-use tickets, all of which are subject to counterfeiting.

•
FINANCIAL DOCUMENTS. Historically checks and other financial documents have incorporated security features in the substrate or the pre-printed form, all in an effort to protect the fixed and variable data imprinted on the document. With our technology, both fixed and variable data can now be protected directly.

•
GOVERNMENT IDENTITY DOCUMENTS. We believe that our ability to mark inkjet ink and thermal transfer ribbons and therefore provide authentication capabilities to the variable data on government identity documents such as passports, visas, driver’s licenses, ID cards, birth certificates, and motor vehicle registrations is unique. We view these market segments as requiring a long-term marketing and selling process given the typical government bid process and cycles for initiating new features, as well as government cost constraints.

•
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

CURRENT PRODUCTS

InkSure has created solution packages designed to meet various market needs. These packages rely primarily on our core technology, best described as “line of sight authentication” (i.e., electro-optical detection and analysis of organic and inorganic materials). The micro-processing unit within the readers uses proprietary algorithms to authenticate genuine taggants, as well as differentiate between various taggants.

We have designed several generic readers that provide different levels of security for the various target applications. For specific projects, due to the flexibility upon which the technology is built, we customize the generic readers to fit customer needs according to size and speed. Our current line of products, which support our customizable solutions, include the following:

•	TAGSURE ™ — MACHINE READABLE AUTHENTICATION CODES FOR ADVANCED SECURITY

Our TagSure (previously known as "SmartInk") codes are secure optical codes used in inks and coatings that provide authentication solutions ranging from a definitive “yes/no” verification to multi-functional systems that allow item identification, “Track & Trace” functionality (which involves a process of determining the current and past locations and other information of the marked item), real-time encoding and debiting applications. TagSure codes are created by mixing special chemical markers (taggants) into commercial inks, coatings and other media, and applying them, using any standard printing process or coating process. The chemical markers used for marking volume liquid are incorporated directly into the liquid via a carrier. All TagSure marker/carrier mixtures are allocated with covert signatures that, while being completely invisible and protected from reverse-engineering attempts, are easily detected by our line of readers.

•	SIGNASURE ™ — ADVANCED AUTHENTICATION READER

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

•	CARSURE ™ — ADVANCED AUTHENTICATION READER

Our CarSure reader is equipped with the capability to read taggants and by extension documents through a car windshield. The CarSure readers provide users with high security, exceptional functionality and cost effective solutions. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert TagSure codes. CarSure is intended for use by government regulators and law enforcement bodies.

•	POCKETSURE ™ — MOBILE AUTHENTICATION READER

Our PocketSure reader represents an important addition to our highly regarded SignaSure reader line. PocketSure combines handheld, machine-readable detection with forensic-level analysis. At 5.5 inches in length and weighing a mere 2.5 ounces, PocketSure includes single-code memory, audio and visual indicators, and the ability to operate on standard AAA batteries. PocketSure offers a significant benefit for warehouses, return centers, law enforcement agencies and retail organizations seeking to optimize their anti-counterfeiting and “reverse logistics” measures. Its simple-to-read LED, one-button operation, with replaceable batteries also makes it easier to train a larger number of personnel. Our PocketSure and SignaSure can be combined to create multi-level security programs wherein a primary level of inspectors employs PocketSure for detection of a base covert code while a secondary level of security specialists employs SignaSure in the field to detect a more complex forensic-level code.

•	MULTISURE ™ — MOBILE AUTHENTICATION READER

MultiSure looks and feels very similar to our PocketSure reader but is much more powerful and offers greater functionality. MultiSure can store up to five codes in its memory, has an LED display to let the end-user know which code they are reading and allows end-users the ability to authenticate multiple groups of products with one reader. Our MultiSure can be combined to create multi-level security programs wherein a primary level of inspectors employs MultiSure for detection of a base covert code while a secondary level of security specialists employs SignaSure in the field to obtain a higher level of information.

•	FUELSURE ™ — AUTHENTICATION OF VOLUME LIQUID

FuelSure is a portable reader that provides authentication of fuel and other volume liquids from samples. FuelSure reads chemical markers incorporated directly into fuel and identifies if the liquid is counterfeit or has been tampered with. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert TagSure codes, FuelSure can store up to ten codes in the memory.

•	SCANSURE ™ — AUTHENTICATION AND TRACK & TRACE READER

InkSure's most sophisticated new reader, ScanSure, is a portable reader which preforms authentication as well as trace & trace functions. The reader incorporates not only InkSure's traditional spectral technology, but also relies on imaging and database technology to authenticate holograms and barcodes marked with TagSure codes. The reader is designed to scan a barcode and identify if the item is counterfeit, diverted, produced in excess of actual orders or illegitimate. The reader is synchronized with the database of the organization using the reader for authentication.

•	SORTSURE ™ — IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY CONTROL AND AUDIT FUNCTIONS

Our SortSure readers provide high-speed authentication and quality control for automated systems handling high volumes of products. The embedded OEM kits enable seamless integration with existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers. One model incorporates a mechanized traversing arm for real-time quality control readings over web-based printing presses.

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

COMPETITION

We are aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes that we market our products for. Our competitors, many of whom have greater financial resources than us, include:

•	Technology providers that typically offer a specific range of security solutions;
•
Systems integrators, which have often evolved from other sectors in the printing industry, mainly security print manufacturers, technology providers or packaging and label manufacturers. These companies offer a wide range of security solutions, enabling them to offer a complete suite tailored to the customer’s specific needs; and

•	Other producers of covert authentication solutions including other taggant producers and DNA technology companies.

Competition in our markets is based upon price, service, quality, reliability and the ability to offer secure transaction products and services with the flexibility to meet a customer’s particular needs. We believe our technology provides a unique and cost-effective solution that has certain common competitive advantages over other technologies. However, even technologies that are not as secure or reliable as our products are competitive if they are marketed effectively and may also compete on the basis of other criteria, such as price.

Strong competitive pricing pressures exist, particularly with respect to products whose customers seek to obtain volume discounts and economies of scale. In addition, alternative goods or services, such as those involving electronic commerce, could replace printed documents and thereby also adversely affect demand for our products. There has also been a new movement in many industries toward the use of visible two dimensional barcodes for authentication and for electronic pedigree, in anticipation of state and federal electronic pedigree requirements for pharmaceuticals. These will require the ability to trace products through the supply chain. As a result, a larger amount of data has to be encoded into the product. Regarding covert machine-readable authentication, we believe there are competitors who are lower priced, but whose technology is not as robust as ours. In the area of brand protection, we believe that none of these competitors has achieved a significant market position. However, in the area of public/financial documents (including tax stamps and bank notes), one of our competitors has achieved a leading market position due to its long history of sales of security inks for government applications, which has produced a major network of governmental contacts. This competitor also has the advantage of prior success in winning publicly bid tax stamp projects, which it uses for referential value in new projects.

RESEARCH AND DEVELOPMENT

The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities through our subsidiary, InkSure Ltd. We believe our future success depends upon our ability to identify the requirements for future products and product enhancements, and to define, implement and successfully develop and introduce the technologies needed to deploy those products and product enhancements. Our research and development, net expenses for the year ended December 31, 2011 were $444 thousands compared with $160 thousands for the year ended December 31, 2010. Since discontinuing the research and development on our Radio Frequency Identification, or RFID, product in November 2010, we have focused all of our research and development on our core business products. Our RFID discontinued operations research and development, net expenses for the year ended December 31, 2011 were $53 thousands compared with $1,291 thousands for the year ended December 31, 2010.

We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As a part of this strategy, we work with potential customers and other members of the industry to identify market needs and define appropriate product specifications.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The principal raw materials used by us for the manufacturing of our specialty inks include trace amounts of various chemicals and inks suitable for various printing methods. We believe that there are many sources for both these chemicals and the printing inks, which we currently purchase from certain global major suppliers. Some of these chemicals, however, are considered rare, with high prices of $9 thousands per kilogram for certain chemicals. We do not believe that we will have difficulty in continuing to procure these chemicals and printing inks given the number of suppliers, including, without limitation, suppliers located in the United States, Europe, China and Japan, from whom they can be procured. We currently subcontract the manufacturing of our specialty inks to various ink suppliers, who incorporate chemicals provided by us into the inks. To maintain the integrity and security of our specialty inks, we do not disclose the precise chemical ingredients to these ink suppliers.

The principal raw materials used by us for the manufacturing of our readers include electronic components, optic components, plastics and other raw materials. We believe that these materials are in good supply and are available from multiple sources. We currently utilize subcontractors for the manufacturing of our readers.

MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

For the fiscal year ended December 31, 2011, revenues from customers in Europe and in North America amounted to approximately 57% and 24%, respectively, versus 57% and 32% respectively for the fiscal year ended December 31, 2010. Customers in Asia accounted for approximately 19% of our 2011 revenues versus 11% for the fiscal year ended December 31, 2010.

Included in such revenues are sales to one customer which represented 50% of our total 2011 revenues versus 56% of our total revenues for the fiscal year ended December 31, 2010.

The loss of this customer, or any other customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

For the fiscal years ended December 31, 2011 and 2010 respectively, revenues attributed to geographic areas based on the location of our customers were:

	REVENUES FOR	REVENUES FOR
	THE YEAR ENDED	THE YEAR ENDED
	DECEMBER 31, 2011 (dollars in thousands)	DECEMBER 31, 2010 (dollars in thousands)

Europe	$2,137	$1,614
North America	909	893
Asia	702	305
TOTAL	$3,748	$2,812

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

With respect to the RFID technology, which we continued to develop until November 2010, we have filed five patent families related to various aspects of the RFID technology. Three of our patent families have already matured into patents granted in the following jurisdictions: United States (US 6,819,244; US 6,997,388; US 6,922,146), France, Germany, Switzerland and United Kingdom (EP 1374156; EP1599831; EP1618516). Regarding our fourth patent family, we have filed National Phase applications in the United States (US2009/0231104), Europe (EP2062195), Japan (JP2009-572959) and Hong Kong (HK09110994.6) being National Phase of International Patent Application PCT/IL2007/001119). The U.S. application has already matured to granted patent (US 7,969,281). Relating to our fifth patent family we have filed National Phase applications in the United States (US2009/0014520), Europe (EP1769157), Japan (2008-557893) and Hong Kong (HK081138210) being National Phase of International Patent Application (PCT/2007/000022). For the U.S. application, we received a Notice of Allowance on January 13, 2012 and the Issue Fee payment is due April 13, 2012.

Notwithstanding the discontinuance of research and development in connection with our RFID product, we intend to continue to protect our U.S. portfolio of our RFID intellectual property for the foreseeable future. Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether our pending patent applications will result in the issuance of any patents, or whether the patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents are issued, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us. For further information regarding our proprietary technology, please see to Item 3 “Legal Proceedings”.

We require our employees, consultants and advisors to execute confidentiality agreements upon the commencement of any employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual during the employment period will be our exclusive property, other than inventions unrelated to our business and developed entirely on the employee’s own time. There can be no assurance, however, that these agreements will provide adequate protection or remedies for misappropriation of our trade secrets in the event of unauthorized use or disclosure of such information or that an independent third party will not develop functionally equivalent technology.

GOVERNMENT REGULATION

Our scanning devices may be required by customers or any other third parties to comply with the regulations of the United States Federal Communications Commission (FCC), which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment may require testing to ensure the equipment’s compliance with the FCC’s rules. Further testing or new or enhanced regulation may extend the period of product development and commercialization and increase the associated costs. In addition, the equipment must be labeled according to the FCC’s rules to show compliance with these rules. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users. Our common pocket readers are FCC certified.

Our scanning devices may be required by customers or any other third parties to comply with the regulations of our customer’s respective countries, which may require certification, verification or registration of the equipment with the customer’s respective authorities. Certification and verification of new equipment may require testing to ensure the equipment’s compliance with the local government regulations. Further testing or new or enhanced regulations may extend the period of product development and commercialization and increase the associated costs.

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

EMPLOYEES

As of December 31, 2011, we had 13 employees located in Israel. In addition, as of December 31, 2011, we had 1 employee located in the United States, working on a part-time basis, substantially involved in technical support, pre-sale and post-sale technical activities. We consider our relations with our employees to be satisfactory. We believe our future will depend in large part on our ability to attract and retain highly-skilled employees.

The employees of our wholly owned subsidiary InkSure Ltd. are entitled to “Dmey Havra’a” as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra’a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.26% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee’s salary. InkSure Ltd. pays a monthly amount up to 7.5% of each employee’s salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee’s salary. InkSure Ltd. makes cars available to some employees for their exclusive use. InkSure Ltd. pays all costs associated with these cars, whether fixed or variable, including without limitation, fuel, repairs and insurance.

ITEM 1A.	RISK FACTORS

THE FOLLOWING RISK FACTORS, AMONG OTHERS, COULD AFFECT OUR ACTUAL RESULTS OF OPERATIONS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS MADE BY US. THOSE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND WE ASSUME NO OBLIGATION TO UPDATE THAT INFORMATION. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K BEFORE MAKING AN INVESTMENT DECISION. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY ANY OF THESE RISKS. OUR COMMON STOCK IS CONSIDERED SPECULATIVE AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. THE FOLLOWING RISK FACTORS ARE NOT THE ONLY RISK FACTORS FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

We generate all of our revenue from sales of products relating to the “authentication industry.” The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services could be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Our products have not yet achieved any significant market penetration. Market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future. In addition, we may enter into several agreements pursuant to which we may grant third parties broad, exclusive rights to distribute and sell certain of our technology, subject to customary provisions governing confidentiality and nondisclosure. Failure of these third parties to effectively market products and services based upon our technology could have a material adverse effect on our business, operating results, and financial condition due to the lack of revenues expected to be generated from such agreements.

WE ARE FOCUSING ON NEW TRACK & TRACE TECHNOLOGY PRODUCT DEVELOPMENT, THE SCANSURE ™. IF WE ARE UNABLE TO DEVELOP OR COMMERCIALIZE THE SCANSURE ™ OR ANY OTHER PRODUCT THAT WE MAY PURSUE IN THE FUTURE, OR EXPERIENCE SIGNIFICANT DELAYS OR UNANTICIPATED COSTS IN DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

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

OUR RESEARCH AND DEVELOPMENT EFFORT FOR NEW PRODUCTS MAY BE UNSUCCESSFUL.

We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. Our research and development efforts are subject to unanticipated delays, expenses and technical problems. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. For example, in November 2010 we discontinued the development of our RFID product and related technologies, after investing in such research and development efforts approximately 5 years and approximately $5 million (net of government grants), because we wanted to focus on our core technology and cash limitations. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

WE CONTINUE TO RELY ON A MAJOR CUSTOMER FOR MOST OF OUR REVENUES; THE LOSS OF THIS CUSTOMER COULD ADVERSELY AFFECT OUR BUSINESS.

For the fiscal years ended December 31, 2011 and 2010, sales to our main customer in Europe accounted for approximately 50% and 56%, respectively, of our revenues. The loss of any customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition.

MOST OF OUR SALES ARE TO INTERNATIONAL CUSTOMERS; COMPLICATIONS IN INTERNATIONAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

Sales to customers outside of the United States accounted for 76% and 68% of our revenues during 2011 and 2010, respectively. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the United States, we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

WE HAVE GRANTED EXCLUSIVITY RIGHTS TO CERTAIN CUSTOMERS, WHICH COULD ADVERSELY AFFECT OUR FUTURE DISTRIBUTION OPTIONS.

We have granted to certain customers the exclusive right to use our products within such customer’s country of origin for so long as such customer’s orders from us reach a certain level. Although this grant of exclusivity is limited to customers’ countries of origin, it is of indefinite term and may have an adverse effect on our ability to enter into agreements with other potential customers that may have broad regional operations.

WE MIZHT NEED TO RAISE ADDITIONAL CASH TO SUSTAIN OUR OPERATIONS BEYOND TWELVE MONTHS AND EXPAND OUR OPERATIONS.

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

Management’s plans also include tight cost control and increasing the marketing of its current and new products. In addition, we may need to raise additional capital. However, no assurance can be given that we will be able to obtain additional capital on terms favorable to us.

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

WE MAY NOT BE ABLE TO RECEIVE FURTHER RESEARCH AND DEVELOPMENT GRANTS FROM THE GOVERNMENT OF ISRAEL

During 2007 and through the end of 2010, we received a research and development grant of approximately $1,905 thousands from Israel’s Office of the Chief Scientist (at the Ministry of Industry and Trade), or the OCS. Of this amount, a total of $1,805 thousands was received in connection with the research and development of our RFID product, which we discontinued in November 2010.

Following the submission of our last discontinued RFID research and development grant program report to the OCS (for the period from April 1, 2009 through March 31, 2010), and following an OCS audit conducted in September 2010, we received on December 28, 2011, from the OCS a final demand to return a total amount of $82 thousands. In its demand, the OCS claims that some of the expenses included in the last grant received by the Company were not approved. The company accrued this amount in the Balance Sheet as accrued expenses.

Accordingly, there is no assurance that further grants may be available to us in the future.

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

We have incurred substantial losses since inception. We had an accumulated deficit of $16,544 thousands at December 31, 2011. We incurred net loss of $489 thousand for the year ended December 31, 2011 and we may incur further losses in the foreseeable future. We expect to spend significant amounts to enhance our products and services, and fund research and development. As a result, we will need to generate significant revenue to break even or achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. In 2011 our cash and cash equivalents decreased by $517 thousands. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

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

WE FACE POTENTIAL LIABILITY DUE TO PRODUCT DEFECTS AND MAY INCUR SIGNIFICANT LIABILITIES IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

Authentication products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may be found in new authentication products after commencement of commercial shipments resulting in product recalls and market rejection of our authentication products and resulting in damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. In addition, our products     liability insurance, if any, may be insufficient to cover claims related errors or defects in our authentication products.

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

Lack of financial, personnel and other resources has adversely affected our ability to compete. In 2011 we only had three dedicated sales people (one in the United States and two in Asia responsible for the rest of the world). Western Europe, Latin America, Africa and much of Asia are effectively lacking proper sales coverage. The audience that can be reached through print ads, direct mail and e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

WE DEPEND ON THIRD PARTIES FOR INFRASTRUCTURE AND SUPPLIES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

With regard to our products, we are dependent in part on the availability of equipment, supplies and services provided by independent third parties. Currently we use a limited number of suppliers in order to take advantage of volume discounts. If one of our suppliers were unable to meet our supply demands and we could not quickly replace the source of supply, it could have a material adverse effect on our business, operating results and financial condition, for several reasons including a delay of receipt of revenues and damage to our business reputation. Certain taggants we use in the production of our inks are rare. If these are not available, production may be delayed which could result in lost sales or additional costs.

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

Our operations are subject to federal, state, local, and foreign environmental laws and regulations. Our specialty inks include various chemicals, some of which may be hazardous substances and subject to various government regulations relating to their transfer, handling, packaging, use, and disposal. From time to time, we may store these chemicals or inks at our facilities in the United States and Israel or at our subcontracted manufacturer’s facilities, and a shipping company ships them at our direction. We could face liability for problems that may arise when we store or ship these inks or chemical components. To the extent future laws and regulations are adopted or interpretations of existing laws and regulations change, new requirements may be imposed on our future activities or may create liability retroactively. Failure to comply with applicable rules and regulations could subject us to monetary damages and injunctive action, which could have a material adverse effect on our business, financial condition or results of operations.

CONDITIONS IN ISRAEL AFFECT THE OPERATIONS OF OUR SUBSIDIARY IN ISRAEL AND MAY LIMIT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

InkSure Ltd., our principal operating subsidiary, is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Accordingly, political, economic, security and military conditions in the Middle East in general, and in Israel in particular, directly affect InkSure Ltd.’s operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. In recent years there have been extensive hostilities with Hezbollah in Lebanon and with Hamas, which effectively took control of the Gaza Strip.

Since early 2011, riots and popular uprisings in various countries in the Middle East, some of which have common borders with Israel, have led to severe political instability in those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries.  In addition, this instability may affect the global economy and marketplace. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results. Furthermore, several countries still restrict trade with Israeli companies, which limit our ability to make sales to, or purchase components from, those countries. Any future armed conflict, political instability, continued violence in the region or restrictions could limit our ability to operate our business and could have a material adverse effect on our business, operating results and financial condition.

OUR OPERATIONS COULD BE DISRUPTED AS A RESULT OF THE OBLIGATION OF MANAGEMENT OR KEY PERSONNEL OF INKSURE LTD. TO PERFORM MILITARY SERVICE.

Generally, all male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances. Some of the officers and employees of InkSure Ltd. are currently obligated to perform annual reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of InkSure Ltd.’s officers or key employees due to military service. Any such disruption could limit our ability to operate our business and could affect our business, results and financial condition.

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

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE UNITED STATES DOLLAR AND FOREIGN CURRENCIES MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

We incur expenses for our operations in Israel in New Israeli Shekels (NIS) and translate these amounts into United States dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily British Pounds, Euros and NIS, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

WE ARE EXPOSED TO SPECIAL RISKS IN FOREIGN MARKETS WHICH MAY RESTRICT OUR ABILITY TO CONVERT LOCAL CURRENCY INTO UNITED STATES DOLLARS AND THEREBY FORCE US TO CURTAIL OUR BUSINESS OPERATIONS.

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

InkSure Ltd. is incorporated under Israeli law and its principal office, manufacturing facility and research and development facility are located in Israel. Certain of the directors and InkSure Ltd.’s professional advisors are residents of Israel or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon InkSure Ltd. or upon any such directors or professional advisors or to realize in the United States upon judgments of United States’ courts predicated upon civil liability of InkSure Ltd. or such persons under United States federal securities laws. InkSure Ltd. has been advised by Israeli counsel, that Israeli courts may not (1) enforce judgments of United States’ courts obtained against InkSure Ltd. or such directors or professional advisors predicated solely upon the civil liabilities provisions of United States’ federal securities laws, or (2) impose liabilities in original actions against InkSure Ltd. or such directors and professional advisors predicated solely upon such United States’ laws. However, subject to certain time limitations, Israeli courts will enforce foreign (including United States) final judgments for liquidated amounts in civil matters, obtained after due trial before a court of competent jurisdiction which recognizes similar Israeli judgments, provided that (1) due process has been observed, (2) such judgments or the execution thereof are not contrary to Israeli law, public policy, security or sovereignty, (3) such judgments were not obtained by fraud and do not conflict with any other valid judgment in the same matter between the same parties and (4) an action between the same parties in the same matter is not pending in any Israeli court at the time the law suit is instituted in the foreign court.

WE HAVE A STOCKHOLDER THAT MAY BE ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

ICTS International, N.V. and its affiliates beneficially own, 9,915,555 shares of our common stock, representing, as of December 31, 2011, approximately 24.12% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS International, N.V. and its affiliates have not exercised any such influence in a way that would materially or adverse affect the Company.

OUR CERTIFICATE OF INCORPORATION CONTAINS ANTI-TAKEOVER PROVISIONS WHICH COULD ADVERSELY AFFECT THE VOTING POWER OR OTHER RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and our board of directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Such authority, together with certain provisions of Delaware law and of our certificate of incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders of the common stock. Although we have no present intention to issue any additional shares of our preferred stock, we may do so in the future. The board of directors of a Delaware corporation may issue rights, options, warrants or other convertible securities, or the rights, entitling the holders of the rights to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the board of directors. Our board of directors is free, subject to their fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude significant stockholders, from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing contained in our certificate of incorporation will prohibit our board of directors from using these types of rights in this manner.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board under the symbol “INKS.OB”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to December, 31, 2011, our common stock traded at prices ranging from $0.06 to $0.18. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

“PENNY STOCK” RULES MAY RESTRICT THE MARKET FOR OUR COMMON STOCK AND MAY AFFECT OUR STOCKHOLDERS’ ABILITY TO SELL THEIR SHARES IN THE SECONDARY MARKET.

Our common stock is subject to rules promulgated by the SEC, relating to “penny stocks,” which apply to companies whose shares are not traded on a national stock exchange or national market system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for our common stock. These rules could also hamper our ability to raise funds in the primary market for our common stock and may affect our stockholders’ ability to sell their shares in the secondary market.

ALTHOUGH OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER EVALUATED OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONSIDERED IT EFFECTIVE AS OF DECEMBER 31, 2011, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATIONS OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2011 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We maintain our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 3,800 square feet pursuant to a lease expiring in September 2013. Monthly lease payments for such facility are approximately $6 thousands per month. We believe that the space available in our current facilities is adequate to meet our current needs, although future growth may require that we occupy additional space.

ITEM 3.	LEGAL PROCEEDINGS.

On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, the Company’s former Chief Financial Officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount which Mr. Peker claims is owed to him is NIS 177 thousand (approximately $48 thousand).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 thousand (approximately $131 thousand). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as Chief Financial Officer of the Company.

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker’s motion to delete certain causes of action included in the Company’s counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents until March 15, 2012 and submit their depositions (Mr. Peker has until May 15, 2012 and the Company has until 60 days after receiving his depositions).  A hearing was set for February 21, 2013 in order to hear all the witnesses.

ITEM 4.                 MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of our common stock as reported by the Over the Counter Bulletin Board under the symbol “INKS.OB” for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR 2010
1st Quarter	$0.55	$0.11
2nd Quarter	$0.49	$0.17
3rd Quarter	$0.28	$0.13
4th Quarter	$0.19	$0.08

FISCAL YEAR 2011
1st Quarter	$0.18	$0.09
2nd Quarter	$0.15	$0.06
3rd Quarter	$0.14	$0.06
4th Quarter	$0.12	$0.06

FISCAL YEAR 2012
1st Quarter (through March 12, 2012)	$0.38	$0.10

As of March 12, 2012, there were 72 holders of record of our common stock.

We have not paid dividends on our common stock since inception and we do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business. The declaration of dividends in the future will be at the election of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the board of directors deem relevant. The terms of our Convertible Notes currently restrict us from issuing dividends without the consent of the holders of the majority of principal of notes outstanding.

ITEM 6.                 SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes located in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principals, or U.S. GAAP.

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

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling and marketing expenses, and general and administrative expenses.

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

Our selling and marketing expenses consist primarily of costs associated with our direct sales force and participation in industry events that have been incurred to attract potential business customers, professional advisors and commissions. We anticipate that, as we add new customers, we will be able to spread these costs over a larger revenue base and accordingly improve our operating margins.

Our general and administrative expenses consist primarily of costs related to compensation and employees benefits of our management (including the costs of directors’ and officers’ insurance), legal, accounting and taxes fees, as well as the expenses associated with being a publicly traded company.

TAXES

We have not recorded any income tax benefit for net losses incurred for any period from inception to December 31, 2011. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with U.S. GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the consolidated financial statements.

Of these significant accounting policies, certain policies may be considered critical because they are most important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION. Revenues from product sales are recognized in accordance with ASC Topic 605, “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. When and if a right of return exists, we defer revenues until the right of return expires.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a “first in, first out” basis. We regularly review inventory values and quantities on hand and write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In making the determination, we consider future sales of related products and the quantity of inventory at the balance sheet date, assessed against each inventory item’s past usage rates and future expected usage rates. Changes in factors such as technology, customer demand, competing products and other matters could affect the level of our obsolete and excess inventory in the future.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We perform credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record our bad debt expenses as general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.

DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that we have a history of losses, it is likely that the deferred tax will not be realized.

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2011	2010

Revenues	100%	100%
Cost of revenues	24	16

Gross profit	76	84

Operating expenses:
Research and development	12	6
Selling and marketing	31	32
General and administrative	40	43

Total operating expenses	83	81

Operating profit (loss)	(7)	3
Financial income (expense), net	(2)	227
Taxes on income	(0)	(4)
Net profit (loss) from continued operations	(9)	226
Net profit (loss) from discontinued operations	(4)	(53)
Net profit (loss)	(13)	173

YEAR ENDED DECEMBER 31, 2011 COMPARED WITH YEAR ENDED DECEMBER 31, 2010 (dollars in thousands)

REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, increased by $936, or by 33%, to $3,748 in 2011 from $2,812 in 2010. This increase in revenues was mainly due to a higher volume of deliveries of our TagSure product to two of our existing customers and due to sales to new customers.

Revenue from customers outside the Americas represented 76% and 68% of revenues for the fiscal years ended 2011 and 2010, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall revenues and an increasing focus for net revenues growth.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures.

COST OF REVENUES. Cost of revenues consists of materials, sub-contractors and compensation costs. Cost of revenues increased by $439, or 97%, to $893 in 2011, from $454 in 2010. Cost of revenues as a percentage of revenues was 24% in 2011, compared with 16% in 2010. This increase in cost of revenues, both in absolute terms and as a percentage of revenues, was primarily related to: higher TagSure materials expenses of $252 (due to higher sales volumes), higher subcontractor and optical materials expenses of $81 (due to higher sales volumes), higher payroll expenses of $60 and higher travel expenses of $44.

Since the beginning of 2011, the taggants prices (which are composed of rare earths materials) have been increasing, as a result of a clamp down on domestic output by China, the world’s biggest producer of rare earth materials.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses, net increased by $284, or 178%, to $444 in 2011 from $160 in 2010. This increase in research and development expenses, net was primarily related to higher payroll expenses of $321 and higher subcontractor’s expenses of $16, offset by a decrease in travel expenses of $36 and a decrease of $17 in non-cash share based compensation expenses, related to the impact of ASC Topic 718-10, “Share based Payment”.

All research and development expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses increased by $270, or 30%, to $1,160 in 2011, from $890 in 2010. This increase in selling and marketing expenses was primarily related to an increase in payroll expenses of $155, and an increase in non-cash share based compensation expenses of $130, offset by lower other expenses of $15 (mainly consulting services and advertising).

Selling and marketing expenses in 2011 included non-cash share based compensation expenses of $276.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $299, or 24%, to $1,520 in 2011, from $1,221 in 2010. This increase in general and administrative expenses was primarily related to: higher payroll expenses of $426, higher professional services (mainly legal and accounting) of $80 and higher non-cash share based compensation expenses of $71, offset by legal expenses of $234 associated with a settlement agreement reached with Secu-Systems Ltd. (see Note 8(C) “Legal Proceedings” in the attached Financial Statements) and a bad debt allowance of $44 which were recorded in 2010.

General and administrative expenses in 2011 included non-cash share based compensation expenses of $367.

FINANCIAL INCOME (EXPENSE), NET. Financial income (expense), net decreased by $6,440 to financial expenses, net of $58 in 2011 from financial income, net of $6,382 in 2010. This change in financial income (expenses), net was primarily related to 2010 gain on debt restructuring of $5,881 (as described below), a decrease of $444 in non-cash financial expenses related to convertible notes and warrants, and a decrease of $115 in interest expenses on convertible notes in 2011 over 2010.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our board of directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation decreased by $1,329, or 90%, to $153 in 2011 from $1,482 in 2010. This decrease was primarily related to lower payroll expenses of $1,032, lower subcontractor’s expenses of $416, and a decrease of $137 in non-cash compensation expenses offset by a decrease of $256 in government research and development grants.

NET PROFIT (LOSS). We had a net loss of $489 in 2011, compared with a net income of $4,887 in 2010, which represents a decrease of $5,376 in net profit. This decrease in net profit was primarily related to: 2010 non cash gain on the debt restructuring of $5,881 and a decrease of $444 in non-cash financial expenses related to convertible notes and warrants in 2011 over 2010 (see "Liquidity and Capital Resources" below).

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

We have incurred substantial losses since our inception in April 1997. As of December 31, 2011, we had an accumulated deficit of $16,544 and a positive working capital (current assets less current liabilities) of $1,884. Losses may continue in the foreseeable future.

Capital expenditures were $22 in 2011 and $13 in 2010. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of December 31, 2011.

As of December 31, 2011, we had cash, cash equivalents and short-term deposits of $1,898, compared to $1,909 in 2010. We had positive cash flow from operating activities of $65 in 2011 compared to a negative cash flow from operating activities of $907 in 2010. The positive cash flow from operating activities in 2011 is attributable mainly to the adjustments for share based compensation totals of $649 and the increase in accrued expenses and other payables of $224 which were required to reconcile the net loss of $489 into the net cash of $65 provided from operating activities.

We had a negative cash flow from investing activities of $525 in 2011 compared to $24 in 2010. The negative cash flow from investing activities in 2011 was primarily due to investment in short-term deposit of $506.

We had a negative cash flow from financing activities of $57 in 2011 compared to a positive cash flow from financing activities of $1,557 in 2010. The negative cash flow in 2011 was due to the buyback of the Company’s shares for $90, less proceeds from option exercises of $33. The positive cash flow in 2010 was due to the proceeds from a private placement financing.

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

THE CONVERTIBLE NOTES (dollars in thousands, except per share data)

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

On March 11, 2010, we closed a private placement financing, raising a total amount of $1,125 from twenty different accredited investors, or the New Investors, of which $1,000 was used to replenish the $1,000 advanced as a bridge by the Company, and $125 was used for legal and other costs in connection with the private placement and for working capital purposes.

In connection with the private placement, we issued 25,000,000 shares of our common stock, or the Shares, at a purchase price of $0.125 per share, of which 16,000,000 Shares were issued to the Investors in settlement of their remaining $2,000 in Notes, and 9,000,000 Shares were issued to the New Investors in consideration for the $1,125 invested by them.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS (dollars in thousands)

Our contractual obligations and commitments as of December 31, 2011 principally include obligations associated with our office lease obligations and the lease of several automobiles which expire on various dates, the latest of which is in 2013.  The future lease payments under non-cancelable office and car leases as of December 31, 2011, are as follows:

2012	$112
2013	65
$177

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, “Index to Consolidated Financial Statements,” following Part III of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2011.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 12, 2012:

NAME	AGE	POSITION

EXECUTIVE OFFICERS
Tal Gilat	40	President and Chief Executive Officer
David (Dadi) Avner	39	Chief Financial Officer
Viktor Godlovsky	63	Director of Sales & Business Development

NON-EMPLOYEE DIRECTORS
Gadi Peleg	37	Chairman
Alon Raich	36	Director
David W. Sass	76	Director and Secretary
Pierre L. Schoenheimer	78	Director
Jonathan Bettsak	42	Director

TAL GILAT joined us in March 2010 as President and Chief Executive Officer. Between the years 2005-2009: Mr. Gilat headed SanDisk Enterprise Sales (NASDAQ: SNDK) in North America. Mr. Gilat joined SanDisk through the company's acquisition of publicly traded M-Systems (NASDAQ: FLSH), where Mr. Gilat headed M-Systems’ Global Enterprise Business. Between the years 2000 - 2004: Mr. Gilat founded and served as CEO of Kavado Inc. (acquired by Protegrity Inc.). Mr. Gilat holds a B.A. with honors in Economics & Business Administration from the Hebrew University in Jerusalem and an M.B.A. from Columbia Business School in New York.

DAVID (DADI) AVNER C.P.A. joined us in August 2010 as Chief Financial Officer. Prior to joining InkSure, Mr. Avner served as Chief Financial Officer of Onset Technology Ltd., a provider of wireless e-mail solutions since 2005. Prior to joining Onset, Mr. Avner served as a Financial Controller at Gilat Satcom Ltd. (Tel Aviv Stock Exchange: STKM), a provider of satellite communications products and services, since 2002. Mr. Avner began his career at Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, where he served as an account manager in the high-tech practice since 1999. Mr. Avner holds a B.A. in Business and Accounting from the Israeli College of Management Academic Studies, and he is a Certified Public Accountant in Israel since 2002.

DR. VIKTOR GOLDOVSKY joined us in 2003 as part of the R&D team. Dr. Goldovsky has also served the Company as the R&D Manager and today serves as the head of Director of Sales & Business Development. Dr. Goldovsky also acts as the Company's liaison to Eastern and Central Europe. Dr. Goldovsky has over 40 years of experience in spectroscopy. Dr. Goldovsky started his career in Ukraine working in a government company designing and producing special spectral analyzers. From 1991 to 1999 Dr. Goldovsky founded and served as Chief Executive Officer of an international design and production company that specialized in spectral analyzers. From 1999 to 2002 Dr. Goldovsky worked for Accubeat designing optical blocks for atomic clocks. Dr. Goldovsky joined us, after a brief sabbatical at the Weizmann Institute of Science in order to expand the Company's production and sales efforts in Eastern Europe and the Commonwealth of the Independent States (CIS). Dr. Goldovsky has spearheaded many of the Company's largest projects including the Ukraine tax stamp project. Dr. Goldovsky holds more than 20 patents and an M.Sc. in Radiophysics and Electronics from Uzhgorod State University, and a Ph.D in optics and spectroscopy from the Institute of Spectroscopy Academy of Sciences in Moscow.

GADI PELEG joined us in August 2008 as a director. On February 3, 2010, Mr. Peleg was appointed as our Chairman of the Board. Since May 2003, Mr. Peleg has been the president of Cape Investment Advisors, Inc., a private investment firm. Mr. Peleg also serves on the board of directors of Atelier 4, Inc., a logistics firm specializing in the care and transport of fine art and antiquities, which he joined in November 2005. Mr. Peleg received his B.S. from Columbia School of Engineering and Applied Science in 1997 and completed the Owner/President Management Program of Harvard Business School in 2008.

ALON RAICH joined us in December 2009 as a director. Mr. Raich is a Certified Public Accountant admitted to practice in Israel since 2004. In 2005 he joined ICTS International NV, an aviation security company traded on the Over the Counter Bulletin Board (OTC: ICTSF.OB), as Controller, and since 2008 acts as its Chief Financial Officer. Between the years 2001 - 2005 Mr. Raich worked in the accounting firm, Kesselman & Kesselman, a member of PriceWaterhouseCoopers International Limited. Mr. Raich holds a B.A. in economics and accounting and an M.A. in law, both from Bar-Ilan University, Israel.

DAVID W. SASS joined us in February 2003 as a director. Mr. Sass is a director and officer of other private companies. For the past 50 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS International N.V., an aviation security company traded on the Over the Counter Bulletin Board (OTC: ICTSF.OB), an honorary trustee of Ithaca College and a Director of Temple University Law Foundation. Mr. Sass holds a B.A. from Ithaca College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law.

PIERRE L. SCHOENHEIMER has been one of our directors since August 2006. Mr. Schoenhiemer is the managing director of Radix Organization, Inc., a private investment banking firm, which he founded in 1970. He is a director of Atelier 4, a logistics firm specializing in the care and transport of fine art and antiquities, which he joined in November 2005. From January 1998 until December 2005, Mr. Schoenheimer was a principal of Radix Capital Management, LLC, a General Partner in the Austin Capital & Radix Sterling Fund, Ltd., a fund of hedge funds, which he also co-founded. Mr. Schoenheimer holds a B.A. from the New England College, an M.S. in Business from Columbia University and participated in the Owner/President Management Program of Harvard Business School.

JONATHAN BETTSAK joined us as a director in May 2010. In 1992, he joined his family's third generation family business.  He was involved as founder in the establishment and sale of Sinfonet, the largest internet company in Panama.  Mr. Bettsak’s family enterprise currently owns the leading technology and computer retailer in Panama, Multimax, as well as Multitek, a business systems integrator company with offices in Panama, Colombia and Chile. Both companies have a combined labor force of over 500 employees. In real estate, the Bettsak family has been involved in land development and property leasing for many years. They are currently constructing apartment complexes as well as office centers, office buildings, hotel resorts and shopping malls. In 2008, Mr. Bettsak joined the board of directors of Digicel Panama, a leading cellular operator.  He received his B.A. in Finance from the American University in Washington D.C. in 1991 and completed the Owner/President Management Program of Harvard Business School in 2011.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, except that Forms 4 filed by: Pierre L. Schoenheimer , Jonathan Bettsak, Alon Raich and Gadi Peleg in March 2011, reporting changes in their individual beneficial ownership of the Company’s common shares, including options and warrants as applicable, convertible into the Company’s common shares, where they each filed one business day late.

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

CORPORATE GOVERNANCE

AUDIT COMMITTEE.  The Audit Committee currently has three members: Messrs. Alon Raich (Chairman), David W. Saas and Pierre L. Schoenheimer. The Audit Committee recommends the Company’s board of directors to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standard promulgated by the SEC, as such standards apply specifically to members of audit committees. The board of directors has determined that Alon Raich and Pierre L. Schoenheimer are “audit committee financial experts” as the SEC has defined that term in Item 407 of Regulation S-K and believe that they are independent directors with the meaning of NASDAQ Rule 5605(a)(2) based on their qualifications described above. The Audit Committee written charter is available upon request from the Company's Chief Financial Officer.

COMPENSATION COMMITTEE. The role of the Compensation Committee is to advise and make recommendations to the board of directors relating to the compensation of the Company’s executive officers, administration of all plans of the Company under which Company securities may be acquired by directors, executive officers, employees and consultants and to produce the report on executive compensation, if required, in the Company’s annual proxy statement in accordance with applicable rules and regulations. The current members of our Compensation Committee are Messrs. Pierre L. Schoenheimer, David W. Sass and Jonathan Bettsak, all of whom are independent directors. The Committee will report to the board of directors which will have the final decisions with respect to all such matters. The Compensation Committee written charter is available upon request from the Company's Chief Financial Officer.

NOMINATING COMMITTEE. We do not have a standing nominating committee. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. The entire board of directors currently operates as the nominating committee for us. There is no formal process or policy that governs the manner in which we identify potential candidates for the board of directors. Historically, however, the board of directors has considered several factors in evaluating candidates for nomination to the board of directors, including the candidate’s knowledge of the company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the company’s stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of board of directors nominees recommended by our stockholders. However, the board of directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the board of directors should do so by writing to us at 589 Fifth Avenue, New York, NY 10017, Attn: Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION (dollars in thousands).

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and had annual total compensation greater than $100; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year. These officers are refereed to as our named executive officers.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	NONEQUITY INSENTIVE PLAN COMPENSATION ($)(1)	STOCK AWARDS ($)(2)	OPTION AWARDS ($)(3)	ALL OTHER COMPENSATION ($)(4)	TOTAL ($)

Tal Gilat,
PRESIDENT AND CHIEF EXECUTIVE OFFICER	2010	176	50	–	97	15	338
	2011	280	272	426	75	20	1,073

Viktor Godlovsky
DIRECTOR OF SALES & BUSINESS DEVELOPMENT	2010	127	–	–	33	13	173
	2011	142	–	–	12	12	166
David (Dadi) Avner
CHIEF FINANCIAL OFFICER	2010	45	–	–	7	7	59
	2011	129	–	–	28	14	171

(1) MBO criteria consist of specific revenues, new customers and new channel partners milestones.

(2) Stock awards costs are measured according to the grant date fair market value in accordance with ASC Topic 718-10, “Share-Based Payment” and with ASC Topic 718-20, “Share-Based Payment Measurement”.

(3) Options awards costs are measured according to the grant date fair market value in accordance with ASC Topic 718-10, “Share-Based Payment”. For a disclosure of the assumptions made in the valuation of the options awards, please see Note 2 “Significant Accounting Policies” in the attached Financial Statements.

(4) For use of company car.

 EMPLOYMENT AGREEMENTS

On March 2, 2010, the Board of Directors appointed Mr. Tal Gilat as President and Chief Executive Officer of the Company. Under his employment agreement, Mr. Gilat is entitled to a base salary of NIS 50,000 per month. In addition, Mr. Gilat is entitled to targeted 2010 Management By Objectives, or MBO, gross bonus of up to NIS 480,000 (at 100% achievement, in accordance with the MBO targets set by the Company's board of directors. The MBO criteria consist of specific revenues, new customers and new channel partners milestones). Furthermore, the Company pays an additional sum of up to 15.83% of the base salary towards a manager's insurance policy, and an amount equal to 7.5% of the base salary for an advanced study fund, both in the name of Mr. Gilat. Mr. Gilat is also entitled to a company car and cell phone in accordance with the Company's policies. Mr Gilat is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment, the Company granted to Mr. Gilat options to purchase up to 700,000 shares of the Company's common stock according and subject to the provisions of the Company's 2002 Employee, Director and Consultant Stock Option Plan. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments up until March 2, 2013.

On March 1, 2011 Mr. Gilat’s base salary was increased to sixty thousand NIS (NIS 60,000) and the tax-exemption limitation on the parties' contributions to the employees' advanced study fund ("Keren Hishtalmut") was canceled, so that the parties' contributions (Company - 7.5% of Base Salary and Employee - 2.5% of Base Salary) were made from the Employee's entire Base Salary, without regard to such tax-exemption limitation.

On January 9, 2012, the Compensation Committee reviewed Mr. Gilat’s compensation package for 2011 and determined it needed to be revised.  As part of the compensation package, the Company pays an additional sum of up to 15.83% of the base salary towards a manager's insurance policy, and an amount equal to 7.5% of the base salary for an advanced study fund, both in the name of Mr. Gilat. Mr. Gilat is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. The Compensation Committee recommended that the total compensation package, should be $425 thousands inclusive of all Israeli social benefits (“Bituach Menahalim, Keren Histalmut” etc.),  plus an automobile and automobile expenses based upon the current vehicle supplied to Mr. Gilat. In addition, the Compensation Committee recommended that Mr. Gilat receive such number of shares of common stock of the Company for the year 2011, equal to 2.5% of the total issued and outstanding stock capital of the Company, all under the terms of the Stock Plan.

With respect to Mr. Gilat’s compensation for the year 2012 the Compensation Committee authorized a total compensation package salary of $300 thousands, inclusive of all Israeli social benefits (“Bituach Menahalim, Keren Histalmut” etc.), plus a car as outlined in the previous paragraph, plus a bonus arrangement up to $150 thousands, payable according to a formula that Mr. Peleg (the chairman of the board of directors) would develop and disclose for approval to the full board of directors. The MBO formula is based on the 2012 budget, approved by the Board of Directors on January 25, 2012 and it  consist of specific revenues and EBITA milestones. The MBO, if earned, shall be paid within two weeks after the audit for the year end December 31, 2012 has been completed.  In the event the business is sold during the year, then the MBO, if earned would be pro-rated. Notwithstanding the foregoing, the Compensation Committee and/or the Board of Directors have the right to grant additional bonuses based on extraordinary performance in their sole discretion, payable in cash, stock or options or a combination thereof. In addition, Mr. Gilat would receive shares of the Company’s common stock equal to 2.5% of the outstanding shares of the Company so that the shares issued to him in 2011 and 2012 will equal 5% of the outstanding equity of the Company.  In addition, in the event the Company is sold and Mr. Gilat facilitates the sale of the Company, he shall receive an additional bonus of 5% of the net consideration received in the sale on the same basis that the consideration is received.  As an example, if the payout of the sale consideration is over a period of years, the bonus would be paid out on the same basis.

On September 21, 2010, the board of directors appointed Mr. David (Dadi) Avner, the former controller of the Company's subsidiary, InkSure Ltd., as Chief Financial Officer of the Company. Mr. Avner continued to be an employee of InkSure Ltd. Under his employment agreement with InkSure Ltd., Mr. Avner is entitled to a base salary of NIS 22,500 per month. In addition, Mr. Avner is entitled to an additional monthly gross amount of NIS 7,500 as global compensation for overtime hours. Furthermore, InkSure Ltd. pays him an amount of up to 13.83% of the salary towards his manager's insurance fund, and an additional amount equal to 7.5% of the salary for his advanced study fund. Mr. Avner is also entitled to a company car, cell phone and laptop computer in accordance with InkSure Ltd.'s policies. Mr. Avner is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment, Mr. Avner was granted stock options to purchase up to 400,000 shares of the Company's common stock according and subject to the provisions of the Company's 2002 Employee, Director and Consultant Stock Option Plan. The options are exercisable at $0.16 per share and vest in four equal annual installments, the last of which is on October 14, 2014.

Our officers, like our employees, are entitled to “Dmey Havra’a” as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra’a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.26% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee’s salary. InkSure Ltd. pays a monthly amount up to 7.5% of each employee’s salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee’s salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2011 for each of our named executive officers.

	Number	Number of
	of	Securities
	Securities	Underlying
	Underlying	Unexercised Options
	Unexercised Options	(#)		Option
	(#)	Unexercisable	Option Exercise	Expiration
Name	Exercisable (1)	(1) (2)	Price ($)	Date

Tal Gilat (3)	379,165	320,835	0.38	03/02/2015

Viktor Godlovsky (4)	200,000	200,000	0.125	01/19/2015

David (Dadi) Avner (5)	100,000	300,000	0.16	10/11/2015

(1)	The options were granted pursuant to our 2002 Employee, Director and Consultant Stock Option Plan.

(2)
The outstanding option agreements issued under our 2002 Employee, Director and Consultant Stock Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

(3)
On March 2, 2010, Mr. Gilat was granted stock options to purchase 700,000 shares of common stock. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments until March 2, 2013.

(4)
On January 19, 2010, all of Mr. Godlovsky’s then 56,000 existing stock options were cancelled and replaced with new stock options to purchase an additional 400,000 shares, with an exercise price of $0.125 per share. Stock options to purchase 100,000 shares of common stock were immediately vested on the date of grant and stock options to purchase the remaining 300,000 shares will vest in three equal annual installments, the last of which is on January 19, 2013.

(5)
On October 14, 2010, Mr. Avner was granted stock options to purchase 400,000 shares of common stock. The options are exercisable at $0.16 per share and vest in four equal annual installments commencing October 14, 2011, and the last of which is on October 14, 2014.

During 2011, we granted to our employees new stock options to purchase up to 60,000 shares of our common stock.

DIRECTOR COMPENSATION (dollars in thousands except shares and options data)

Total fees Earned or
Paid in Cash
Name	($)(1)

Gadi Peleg (2)	$100
Alon Raich (3)	$15
David W. Sass (4)	$15
Pierre L. Schoenheimer (4)	$15
Jonathan Bettsak (5)	$15

(1)
On February 7, 2011, the board of directors approved $100 thousands in fees to be paid to Mr. Peleg per annum and $15 thousands in fees to be paid to each non-employee director of the Company (to be paid quarterly) in connection with their service in 2011. At fiscal year end Mr. Peleg;s aggregate number of stock awards totaled 277,778 and his aggregate number of option awards outstanding totaled 1,250,000.

(3)	At fiscal year end Mr. Raich’s aggregate number of stock awards totaled 62,500 and his aggregate number of option awards outstanding totaled 160,000.

(4)	At fiscal year end Mr. Sass’s and Mr. Schoenheimer’s aggregate number of stock awards totaled 62,500 and their aggregate number of option awards outstanding totaled 180,000.

(5)	At fiscal year end Mr. Bettsak’s aggregate number of stock awards totaled 48,611.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 12, 2012, concerning the beneficial ownership of the Company’s voting securities of (i) each current member of the board of directors, (ii) the executive officers included in the Summary Compensation Table above, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

As of March 12, 2012, we had 43,173,592 shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS**
Alon Raich (2)	377,500	*
Jonathan Bettsak	48,611	*
Pierre L. Schoenheimer (3)	2,386,000	5.78%
David W. Sass (4)	224,853	*
Gadi Peleg (5)	4,477,778	10.63%
Viktor Godlovsky (6)	300,000	*
Tal Gilat (7)	2,498,936	6.01%
David (Dadi) Avner (8)	100,000	*
Executive officers and directors as a group (8 persons)	10,413,678	24.01%

5% STOCKHOLDERS

ICTS International N.V. and affiliates (9)	9,915,555	24.12%
James E. Lineberger and affiliates (10)	2,675,386	6.51%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Except as otherwise indicated, the address of each beneficial owner is c/o InkSure Technologies Inc., 589 Fifth Avenue, New York, NY 10017.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 12, 2012. Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2)	Includes stock options to purchase up to 115,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 12, 2012.

(3)	Includes stock options to purchase up to 155,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 12, 2012.

(4)	Includes stock options to purchase up to 155,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 12, 2012.

(5)	Includes stock options to purchase up to 1,000,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 12, 2012.

(6)	Includes stock options to purchase up to 300,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 12, 2012.

(7)	Includes stock options to purchase up to 443,332 shares of common stock, which are currently exercisable or exercisable within 60 days of March 12, 2012.

(8)	Includes stock options to purchase up to 100,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 12, 2012.

(9)
Includes 544,118 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,075,676 shares of common stock beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, N.V.; and 6,295,761 shares of common stock owned by ICTS International N.V. ICTS-USA, Inc.'s, ICTS Information Systems’s, B.V.'s and ICTS International N.V.’s address is Biesboch 225, 1181 JC Amstelveen, Netherlands. This information is based solely on information provided by the Company’s Transfer Agent, Pacific Stock Transfer Company on March 5, 2012.

(10)
Consists of 1,854,930 shares of Common Stock owned by James E. Lineberger Revocable Trust, a Florida trust, 720,456 shares of Common Stock owned by L & Co., LLC, a Delaware limited liability company, and 100,000 shares of Common Stock owned by James E. Lineberger IRA. James E. Lineberger Revocable Trust’s, L & Co., LLC’s and James Lineberger IRA’s address is P.O. Box 7006, Audubon, PA 19407. This information is based solely on information provided by the shareholders on a Schedule 13D filed with the SEC on April 21, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2011. Our stockholder approved equity compensation plan consists of: (i) the 2002 Employee, Director and Consultant Stock Option Plan, or the Option Plan, and (ii) the InkSure Technologies Inc. 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

Under the Option Plan, we grant options in order to attract and retain employees, directors, officers and certain consultants. Such options become exercisable under vesting schemes as approved by the board of directors or by the compensation committee, if delegated by the board of directors. Normally, the options are vested ratably as long as the optionee still serves with the Company and expire after five years from the grant date. We have a number of options and warrants which were granted pursuant to equity compensation plans not approved by security holders and such securities are aggregated in the table below.

In September 2011, the Company's stockholders approved and ratified the Stock Plan. The purpose of the Stock Plan is to encourage eligible employees, directors and other individuals who render services to the Company and its subsidiaries to continue their association with the Company and its subsidiaries by providing opportunities for them to participate in the ownership of the Company and in its future growth through the issuance to such persons of restricted shares of Common Stock of the Company. The total number of shares that can be issued under the Stock Plan shall be determined from time to time by the board of directors, provided, however, that such number, together with the number of shares that may be issued under the Option Plan, and options granted outside the Option Plan, shall not exceed 10,000,000 shares. The Stock Plan is administered by the board of directors.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plans approved by security holders	3,750,000	$0.20	5,964,769
Equity compensation plans not approved by security holders(1)	80,000	$1.56	0
TOTAL	3,830,000		5,964,769

(1)	See Note 9(C) “Stock Warrants” in the attached Financial Statements for the terms of these warrants.

In February 2012 Mr. Gilat was granted under the Stock Plan 2,055,604 restricted shares of the Company equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

We had no related persons transactions in 2011.

DIRECTOR INDEPENDENCE

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. Nonetheless, of the five directors currently serving on the board of directors, we believe that David W. Sass, Pierre L Schoenheimer, Alon Raich and Jonathan Bettsak are independent directors within the meaning of NASDAQ Rule 5605(a)(2).

As disclosed in ITEM 10 “ Directors, Executive Officers and Corporate Governance” Mr. Sass also serves as a director of ICTS International N.V., traded on the Over the Counter Bulletin Board (OTC: ICTSF.OB) and Mr. Raich serves as its Chief Financial Officer.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAC, for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010 and fees billed for other services rendered by BAC during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2011	DECEMBER 31, 2010

Audit fees (1)	$28	$28
Audit related fees	$0	$0
Tax fees (2)	$12	$0
All other fees (3)	$5	$0
Total	$45	$28

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	Tax fees consisted of tax work performed in the preparation of transfer pricing study.
(3)	All other fees consisted of consulting work performed in connection with commercial agreements review.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Consistent with SEC policies regarding auditor independence, our Audit Committee recommends the Company’s board of directors for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an estimate of fees for the services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

3.2
By-Laws, as amended (previously filed as exhibit 3.2 to our Form 10-SB on June 10, 1998; Exhibit 3.4 to our Quarterly Report on Form 10-QSB filed on November 14, 2002; Exhibit 5 to our Current Report on Form 8-K on July 22, 2003; and Exhibit 3.1 to our Current Report on Form 8-K filed on April 4, 2008).

4.1	Form of Amended and Restated Senior Secured Convertible Note (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 9, 2008).

4.2	Form of Senior Secured Convertible Note (previously filed as Exhibit 4.2 to our Current Report on Form 8-K on filed April 9, 2008).

4.3	Form of Series A, Series B-1 and Series B-2 Warrant (previously filed as Exhibit 4.3 to our Current Report on Form 8-K filed on April 9, 2008).

4.4	Assignment of Senior Secured Convertible Note (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 21, 2010).

4.5	First Amendment to Series A Warrant (previously filed as Exhibit 4.1 to our Current Report filed on Form 8-K filed on January 21, 2010).

4.6
Assignment Agreement of Senior Secured Convertible Promissory Note, Security Agreement and Guarantee (previously filed as Exhibit 10.2 to our Current Report filed on Form 8-K filed on January 21, 2010).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).

10.5*	Employment Agreement and Stock Option Agreement of Tal Gilat (previously filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on March 8, 2010).

10.6*	Amendment No. 1 to Employment Agreement of Tal Gilat (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K filed on March 30, 2011).

10.7*	Employment Agreement of David (Dadi) Avner (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010).

10.8	Purchase Agreement between the Company and each of the Senior Secured Convertible Note holders (previously filed as Exhibit 10.1 to our Current Report filed on Form 8-K on January 21, 2010).

10.9	Subscription Agreement for Private Placement (previously filed as Exhibit 10.1 to our Current Report filed on Form 8-K on March 16, 2010).

10.10	Stock Repurchase Agreement with Yaron Meerfeld (previously filed as Exhibit 10.1 to our Current Report filed on Form 8-K filed on September 6, 2011).

10.11	Stock Repurchase Agreement with Dr. Haim Kaplan (previously filed as Exhibit 10.2 to our Current Report filed on Form 8-K filed on September 6, 2011).

21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Annual Report on Form 10-KSB filed on March 31, 2003).

23.1	Consent of Brightman Almagor & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu.**

31.1	Rule 13-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certifications of Chief Executive and Chief Financial Officers.***

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
INKSURE TECHNOLOGIES INC.

We have audited the accompanying consolidated balance sheets of InkSure Technologies Inc. (“the Company”) and its subsidiaries as of December 31, 2011, and 2010 and the related consolidated statements of operations, stockholders’ capital equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2011, and 2010 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIGHTMAN ALMAGOR ZOHAR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER FIRM OF DELOITTE TOUCHE TOHMATSU

Tel-Aviv, Israel
March 12, 2012

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	DEC 31,	DEC 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,392	$1,909
Restricted Cash (Note 8(C))	14	266
Short-term deposit	506	-
Trade receivables	536	219
Other accounts receivable and prepaid expenses (Note 3)	50	43
Inventories (Note 4)	407	229
Assets related to discontinued operations (Note 5)	-	93

TOTAL CURRENT ASSETS	2,905	2,759

PROPERTY AND EQUIPMENT, NET (NOTE 6)	66	67
LONG TERM DEPOSIT	8	11

TOTAL ASSETS	$2,979	$2,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$221	$147
Employees and payroll accruals	149	131
Accrued expenses and other payables	551	653
Liabilities related to discontinued operations (Note 5)	100	177

TOTAL CURRENT LIABILITIES	1,021	1,108

Warrants to issue shares	212	183
Commitments and other contingent liabilities (Note 8)	–	–

TOTAL LIABILITIES	1,233	1,291

STOCKHOLDERS’ EQUITY:
Capital Stock (Note 9):
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of December 31, 2011 and as of December 31, 2010	–	–
Common stock of $0.01 par value - Authorized: 75,000,000 as of December 31, 2011 and as of December 31, 2010; Issued and outstanding: 41,112,088 shares as of December 31, 2011 (41,493,449 shares as of December 31, 2010)	411	415
Additional paid-in capital	17,761	17,068
Accumulated other comprehensive income	118	118
Accumulated deficit	(16,544)	(16,055)

TOTAL STOCKHOLDERS’ EQUITY	1,746	1,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,979	$2,837

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2011	2010

Revenues (Note 12)	$3,748	$2,812
Cost of revenues	893	454

Gross profit	2,855	2,358

Operating expenses:
Research and development, net	444	160
Selling and marketing	1,160	890
General and administrative	1,520	1,221
Total operating expenses	3,124	2,271

Operating profit (loss)	(269)	87

Gain from extinguishment of convertible debt	-	5,881
Financial income (expense), net	(29)	86
Financial income (expenses) related to convertible notes and warrants, net	(29)	415
Total financial income (expenses), net (Note 11)	(58)	6,382

Net profit (loss) before taxes	(327)	6,469
Taxes on income	(9)	(100)

Net profit (loss) from continued operations	(336)	6,369

Net loss from discontinued operations (Note 5)	(153)	(1,482)

Net profit (loss)	$(489)	$4,887

Net profit (loss) per share from continuing operations:
Basic	$(0.01)	$0.17

Diluted	$(0.01)	$0.16

Net loss per share from discontinued operations:
Basic	$(0.00)	$(0.04)

Net profit (loss) per share:
Basic	$(0.01)	$0.13

Diluted	$(0.01)	$0.12

Weighted average number of common stock used in computing basic net profit (loss) per share	41,803,956	36,752,484

Weighted average number of common stock used in computing diluted net profit (loss) per share	41,803,956	39,770,077

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	SHARE CAPITAL	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS EQUITY (DEFICIENCY

BALANCE AS OF JANUARY 1, 2010	$164	$13,661	$118	$(20,942)	$(6,999)

Stock based compensation	–	601	–	–	601
Conversion of convertible notes	160	1,840	–	–	2,000
Private placement, net	90	965	–	–	1,055
Exercise of 20,481 options into 20,481 shares of common stock	1	1	–	–	2
Net profit	–	–	–	4,887	4,887
`
BALANCE AS OF DECEMBER 31, 2010	$415	$17,068	$118	$(16,055)	$1,546

Stock based compensation	–	649	–	–	649
Board members share issuance	5	92	–	–	97
Buyback of Company’s shares	(12)	(78)	–	–	(90)
Exercise of 264,750 options into 264,750 shares of common stock	3	30	–	–	33
Net loss	–	–	–	(489)	(489)

BALANCE AS OF DECEMBER 31, 2011	$411	$17,761	$118	$(16,544)	$1,746

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. DOLLARS IN THOUSANDS

	YEAR ENDED DECEMBER 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(489)	$4,887
Adjustments required to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	23	29
Decrease (increase) in restricted cash balances	18	(253)
Decrease (increase) in trade receivables	(317)	59
Gain from extinguishment of convertible debt	-	(5,881)
Increase in other accounts receivable and prepaid expenses	(7)	-
Increase in inventories	(178)	(36)
Decrease in Assets related to discontinued operations	93	176
Increase in trade payables	74	31
Increase in employees and payroll accruals	18	44
Changes in warrants to issue shares	29	(415)
Share based compensation	649	601
Expenses related to issuance of shares	5	-
Increase in accrued expenses and other payables	224	178
Decrease in liabilities related to discontinued operations	(77)	(327)

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	65	(907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(13)
Investment in short-term deposit	(506)	-
Long-term lease deposits made	3	(11)

NET CASH USED BY INVESTING ACTIVITIES	(525)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in restricted cash	-	500
Proceeds from options exercise, net	33	2
Buyback of Company’s shares	(90)	-
Proceeds from private placement, net	-	1,055

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(57)	1,557

Increase (decrease) in cash and cash equivalents	(517)	626
Cash and cash equivalents at the beginning of the year	1,909	1,283

Cash and cash equivalents at the end of the year	$1,392	$1,909

NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$92	$-
Secu-System settlement (Note 8(C))	$234	$-
Conversion of debt to shares	$-	$2,000
Repayment as part of debt restructuring from restricted cash	$-	$1,000

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

The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. During 2011, the Company generated most of its revenues from three major customers (see also Note 12 “Major Customers and Geographic Information” in the attached Financial Statements).

The Company conducts its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation, incorporated in May 2000 (formerly: InkSure Technologies Inc.) As of December 31, 2011, IST Operating Inc. is inactive; InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of December 31, 2011, InkSure RF Inc. is inactive).

All the figures are presented in the U.S. Dollars in thousands (except for share and per share data).

B.
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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

B.	FINANCIAL STATEMENTS IN U.S. DOLLARS:

The majority of the sales of Inksure Inc., our U.S. subsidiary, is made in U.S. dollars. In addition, a substantial portion of the U.S. subsidiary’s costs is incurred in dollars and the majority of the expenses of, InkSure Ltd., the Israeli subsidiary, is paid in New Israeli Shekels, or NIS; however, most of the expenses are denominated and determined in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into U.S. dollars in accordance with ASC Topic 830 “Foreign Currency Matters”. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the statements of operations as financial income or expenses, as appropriate.

C.	PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

D.	CASH EQUIVALENTS:

Cash equivalents are short-term highly liquid investments purchased with maturities of three months or less as of the date acquired.

E.	INVENTORIES:

Inventories are stated at the lower of cost or market value. Cost is determined as follows: Raw materials, parts and supplies - using the “first-in, first-out” method. Work in progress and finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

F.	PROPERTY AND EQUIPMENT, NET:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets as follows:

YEARS

Computers and peripheral equipment	3-5
Office furniture and equipment	5-17
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

G.	IMPAIRMENT OF LONG-LIVED ASSETS:

The Company’s long-lived assets and certain identified intangibles are reviewed for impairment in accordance with ASC Topic 360-10 “Property, Plant, and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

H.	REVENUE RECOGNITION:

The Company generates revenues mainly from sales of security inks and readers through a combination of its own sales personnel, strategic alliances and licenses with intermediaries.

Revenues from product sales are recognized in accordance with ASC Topic 605 “Revenue Recognition”, when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable. Delivery is considered to have occurred upon shipment of products. The Company does not grant a right of return to its customers.

Revenues from certain arrangements may include multiple elements within a single contract. The Company’s accounting policy complies with ASC Topic 605-25 “Multiple-Element Arrangements”, relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

I.	WARRANTY:

The Company provides a warranty for its products. The term of the warranty is 12 months for hardware products and up to 18 months for TagSure products.

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

Basic and diluted net profit (loss) per share is presented in accordance with ASC Topic 260 “Earnings Per Share” for all periods presented. Basic and diluted net profit (loss) per share of common stock was determined by dividing net profit (loss) attributable to common stock holders by weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for year 2011 presented as the effect of the Company’s potential additional shares of common stock were anti-dilutive.

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive for fiscal year 2011. The total number of shares related to the outstanding options, warrants and convertible debt excluded from the calculations of diluted net loss per share were 6,013,000 and 1,280,000 for the years ended December 31, 2011 and 2010 accordingly.

L.	INCOME TAXES:

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes”, which requires the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

M.	CONCENTRATIONS OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

Cash and cash equivalents are invested in major banks in Israel and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially stable, and, accordingly, minimal credit risk exists with respect to these investments.

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

The Company applies ASC Topic 718 “Compensation-Stock Compensation” requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The principal awards issued under Company stock-based compensation plans include stock options. The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company’s Consolidated Statement of Operations.

Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under ASC Topic 718 which were $649 and $601 during 2011 and 2010, respectively.

The fair market value of each option grant in 2011 was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions: (1) expected life of 3.75 years; (2) dividend yield of 0%; (3) expected volatility of 201%; and (4) risk-free interest rate of 1.28%.

P.	FAIR VALUE MEASUREMENTS:

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

On April 5, 2011, the Financial Accounting Standards Board, or FASB. issued ASU 2011-02, which prescribes that in evaluating whether a restructuring should be classified as a troubled debt restructuring, a creditor is required to separately conclude that both of the following exist:

•	The restructuring constitutes a concession; and
•	The debtor is experiencing financial difficulties.

The update provides the following guidance for creditors in evaluating whether it has granted a concession as follows:

•
If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the lender has granted a concession.

•
A temporary or permanent increase in the contractual interest rate as a result of restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rates for new debt with similar risk characteristics.

•
A restructuring that results only in an insignificant delay in payment is not a concession. However, an entity should consider various factors in assessing whether a restructuring that results in a delay in payment is insignificant.

The new guidance also clarifies which factors indicate that a debtor is experiencing financial difficulties. Specifically, even if the borrower is not currently in payment default, a creditor may conclude that a borrower is experiencing financial difficulties by evaluating whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without modification.

In addition, the new guidance precludes a lender from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. On May 12, 2011, FASB issued ASU 2011-04. The ASU is the result of joint efforts by FASB and IASB to develop a single, converged fair value framework — that is, converged guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. Thus, there are few differences between the ASU and its international counterpart, IFRS 13. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments are being made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in ASC 820 is applied.

The Company does not expect that the adoption of the above recently issued accounting standards to have a material effect on the financial position of the Company.

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	AS OF DECEMBER 31,
	2011	2010

Government authorities	$26	$17
Prepaid expenses	24	26

	$50	$43

NOTE 4 - INVENTORIES

	AS OF DECEMBER 31,
	2011	2010

Raw materials, parts and supplies	$369	$211
Finished products	38	18
	$407	$229

NOTE 5 – DISCONTINUED OPERATIONS

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

	AS OF DECEMBER 31,
	2011	2010

Property and equipment, net	$-	$89
Long term deposit	-	4
Total assets related to discontinued operations	$-	$93

	AS OF DECEMBER 31,
	2011	2010

Trade payables	$-	$17
Employees and payroll accruals	-	55
Accrued expenses and other payables	100	105
Total liabilities related to discontinued operations	$100	$177

	YEAR ENDED DECEMBER 31,
	2011	2010

Revenues	$-	$-
Cost of revenues	-	-

GROSS PROFIT	$-	$-

Operating expenses:
Research and development, net	$53	$1,291
General and administrative	100	191
Total operating expenses	153	1,482

Net loss from discontinued operations	$153	$1,482

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	AS OF DECEMBER 31,
	2011	2010

Cost:
Computers and peripheral equipment	$471	$452
Office furniture and equipment	128	128
Leasehold improvements	129	126
	728	706

Accumulated depreciation:
Computers and peripheral equipment	$423	$406
Office furniture and equipment	111	107
Leasehold improvements	128	126
	662	639

Net book value	$66	$67

Depreciation expenses for the years ended December 31, 2011 and 2010, amounted to $23 and $29, respectively.

NOTE 7 - ACCRUED SEVERANCE PAY

Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. As of December 31, 2011 and 2010, the Company made full contributions towards its severance pay obligations for its employees.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	LEASE COMMITMENTS:

As of December 31, 2011, the Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in 2013. The future lease payments under non-cancelable office and car leases as of December 31, 2011, are as follows:

2012	112
2013	65
$177

B.	GUARANTEES:

The Company provided bank guarantees in the amount of $15 to secure its lease commitments.

C.	LEGAL PROCEEDINGS:

1.
On July 25, 2010, InkSure Ltd. entered into a settlement and release agreement, or the Settlement Agreement, with Vuance Ltd. (previously known as SuperCom Ltd., and the former owner of InkSure, referred to as SuperCom, and collectively with InkSure, as the Defendants) and with Secu-System Ltd., an Israeli company, or Secu-System or Plaintiff, in order to settle all claims and disputes that had arisen between the parties more than 10 years ago, in connection with certain claims filed by Secu-System claiming that the printing method applied to certain products that have been developed by InkSure Ltd. constitutes, inter alia: (1) a breach of a confidentiality agreement between the Plaintiff and Supercom; (2) unjust enrichment of Defendants; (3) a breach of fiduciary duties owed to the Plaintiff; and (4) a tort of misappropriation of trade secret and damage to Plaintiff’s property.

The Settlement Agreement provided that the exact amount to be paid by the Defendants to the Plaintiff would be determined by a Mediator.

On November 30, 2010, the Mediator rendered his decision awarding the Plaintiff the aggregate settlement amount of NIS 1,786 (approximately $481), of which each of the Defendants is required to pay one-half or NIS 893 (approximately $240).

On January 23, 2012, the Company was informed, that all parties fulfilled their obligations under the settlement agreement and that Plaintiff has no further claims or demands.

2.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former Chief Financial Officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount which Mr. Peker claims is owed to him is NIS 177 (approximately $48).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $131). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as Chief Financial Officer of the Company.

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker’s motion to delete certain causes of action included in the Company’s counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents until March 15, 2012 and submit their depositions (Mr. Peker has until May 15, 2012 and the Company has until 60 days after receiving his depositions).  A hearing was set for February 21, 2013 in order to hear all the witnesses.

D.           R&D GRANTS:

From June 2005 through December 2010, the Company had received non-royalty-bearing grants aggregating $240 from the European Commission. These grants are recognized at the time the Company was entitled to such grants on the basis of the costs incurred and were included as a reduction in research and development expenses.

From 2007 through 2010, the Company received governmental research and development grants of approximately $1,905 (2007 - $394, 2008 - $402, 2009 - $745, 2010 - $364) from the Office of the Chief Scientist, or OCS at the Ministry of Trade and Industry of the Government of Israel. Of this amount, a total of $1,805 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The royalty rate is 3%-4% of the sales revenues based on the grants received in connection with the research and development projects  and is capped at the grant amount received from the OCS plus interest (total theoretical debt of $2,130).

Following the submission of our last research and development grant program report to the OCS (for the period from April 1, 2009 through March 31, 2010), and following an OCS audit in September 2010, on December 28, 2011, we received from the OCS a final demand to return a total amount of $80. In its demand, the OCS claims that some of the expenses included in the last grant were not approved. The company presented this amount in the financial reports as accrued expenses.

NOTE 9 - STOCK CAPITAL

A.           STOCKHOLDERS’ RIGHTS:

Shares of common stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

On September 6, 2011, the Company satisfied the closing conditions and closed two agreements to repurchase a total of 1,200,000 shares of its common stock from two of its shareholders for a total purchase price of $90.

B.           STOCK OPTIONS:

At the annual meeting of stockholders the Company held on September 21, 2010, the Company's stockholders approved and ratified amendments to the Company's 2002 Employee, Director and Consultant Stock Option Plan, or the Option Plan, to increase the number of shares of Common Stock which can be issued to employees, directors and consultants of the Company under the Option Plan from 3,500,000 shares to 10,000,000 shares.

The options vest ratably over a period of time as approved by the board of directors or by the compensation committee, if delegated by the board of directors, commencing with the date of grant. The options generally expire no later than five years from the date of grant. Any options, which are forfeited or cancelled before expiration become available for future grants.

As of December 31, 2011, an aggregate of 5,964,769 options and shares are still available for future grant under the Option Plan.

At the annual meeting of stockholders of the Company, which was held on September 8, 2011, the Company's stockholders approved and ratified the InkSure Technologies Inc. 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan. The purpose of the Stock Plan is to encourage eligible employees, directors and other individuals who render services to the Company and its subsidiaries to continue their association with the Company and its subsidiaries by providing opportunities for them to participate in the ownership of the Company and in its future growth through the issuance to such persons of restricted shares of Common Stock of the Company. The total number of shares that can be issued under the Stock Plan shall be determined from time to time by the board of directors, provided, however, that such number, together with the number of shares that may be issued under the Option Plan, and options granted outside the Stock Plan and Option Plan, shall not exceed 10,000,000 shares. The Stock Plan shall be administered by the board of directors.

As of December 31, 2011, no shares were issued under the Stock Plan.

The following is a summary of the Company’s stock options granted among the various plans:

	YEAR ENDED DECEMBER 31,
	2011		2010
	AMOUNT OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AMOUNT OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning ofyear	6,069,519	$0.18	1,014,083	$1.05
Granted	60,000	$0.12	6,320,000	$0.17
Exercised	264,750	$0.13	20,481	$0.19
Forfeited	2,114,769	$0.14	1,244,083	$0.88
Outstanding at end of year	3,750,000	$0.20	6,069,519	$0.18
Exercisable at end of year	1,894,165	$0.20	3,052,018	$0.22

•	The Company recognized non-cash share based compensation expenses of $649 and $601 for the years ended December 31, 2011 and 2010, respectively.

•	The weighted average fair value of the granted options in 2011 was $ 0.12.

C.           STOCK WARRANTS:

The Company has issued warrants, as follows:

ISSUANCE DATE	OUTSTANDING AS OF DECEMBER 31, 2011	EXERCISE PRICE	EXERCISABLE AS OF DECEMBER 31, 2011	EXERCISABLE THROUGH

March 2005 (1)	50,000	$1.40	50,000	March 2015

June 2007 (2)	30,000	$1.83	30,000	June 2012

(1)	Issued to a consultant of the company.
(2)	Issued to a consultant of the company.

D.           CONVERTIBLE NOTES WARRANTS:

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

NOTE 10 - TAXES ON INCOME

A.	TAX RATES APPLICABLE TO THE INCOME OF THE COMPANY:

The Company's taxable income is subject to income tax at the regular corporate rate of 24%.

On  December 6, 2011, the Law for Change in the Tax Burden (Legislative Amendments), was published.

The main changes of the new law regarding corporate income taxes are as follows:

1.
Cancellation of the previous planned gradual reduction of income taxes and corporate income taxes commencing in 2012 (the previous amendment stated that the corporate tax rate will be further reduced in subsequent tax years as follows: in 2012 - 23%, in 2013  - 22%, 2014 - 21% , 2015 – 20% and thereafter 18%).

2.	Increase of the corporate income tax rate to 25% in 2012.
3.	Increase of the capital gains tax rate and betterment tax rate to 25%.

B.            DEFERRED INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	YEAR ENDED DECEMBER 31,
	2011	2010

Net loss carry-forward	$2,926	$4,014
Other additions (deductions) for tax purposes	119	(101)

Net deferred tax asset before valuation allowance	3,045	3,913
Valuation allowance	(3,045)	(3,913)

Net deferred tax asset	$–	$–

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

The Company has provided a full valuation allowance in respect of deferred tax assets resulting from tax loss carry-forward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

Net profit (loss) was incurred as following:

	YEAR ENDED DECEMBER 31,
	2011	2010

United States	$(1,321)	$5,025
Israel	832	(138)
	$(489)	$4,887

C.	TAX LOSS CARRY-FORWARDS:

Net operating loss carry-forwards as of December 31, 2011 are as follows:

Israel	$3,528
United States *	6,181

$9,709

Net operating losses in Israel may be carried forward indefinitely.

Net operating losses in the U.S. are available through 2027.

*
Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

NOTE 11 - FINANCIAL INCOME (EXPENSES), NET

	YEAR ENDED DECEMBER 31,
	2011	2010

Gain on debt restructuring	$-	$5,881
Interest, bank charges and fees, net	(6)	107
Foreign currency translation differences	(23)	(21)
Non cash income (expenses) related to convertible notes, net	(29)	415
	$(58)	$6,382

NOTE 12 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reported operating segment. Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with ASC Topic 280 “Segment reporting”.

The following data presents total revenue for the years ended December 31, 2011 and 2010, based on the customer’s location and long-lived assets as of December 31, 2011 and 2010:

	2011		2010
	TOTAL REVENUES	LONG-LIVED ASSETS. NET	TOTAL REVENUES	LONG-LIVED ASSETS, NET

North America	$909	$–	$893	$–
Asia and Europe	2,839	–	1,919	–
Israel	–	66	–	67

	$3,748	$66	$2,812	$67

Major customers’ data as a percentage of total revenues, is as follows:

	YEAR ENDED DECEMBER 31,
	2011	2010

Customer A	50%	56%
Customer B	16%	21%
Customer C	13%	10%

NOTE 13 - SUBSEQUENT EVENTS

On January 9, 2012, the board of directors’s Compensation Committee reviewed Mr. Gilat’s compensation package for 2011 and determined it needed to be revised. As part of the compensation package, the Company pays an additional sum of up to 15.83% of the base salary towards a manager's insurance policy, and an amount equal to 7.5% of the base salary for an advanced study fund, both in the name of Mr. Gilat. Mr. Gilat is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. The Compensation Committee recommended that the total compensation package, should be $425, plus an automobile and automobile expenses based upon the current vehicle supplied to Mr. Gilat. In addition, the Compensation Committee recommended that Mr. Gilat will receive such number of shares of common stock of the Company for the year 2011, equal to 2.5% of the total issued and outstanding stock capital of the Company, all under the terms of the Stock Plan.

With respect to Mr. Gilat’s compensation for the year 2012, the Compensation Committee authorized a total compensation package of $300, plus car and car allowance, as outlined in the previous paragraph, and a bonus of up to $150, payable against a formula that will be developed and disclosed to the entire board of directors. The MBO formula is based on the 2012 budget, approved by the Board of Directors on January 25, 2012 and it  consist of specific revenues and EBITA milestones. The MBO, if earned, shall be paid within two weeks after the audit for the year end December 31, 2012 has been completed.  In the event the business is sold during the year, then the MBO, if earned would be pro-rated. Notwithstanding the foregoing, the Compensation Committee and/or the Board of Directors have the right to grant additional bonuses based on extraordinary performance in their sole discretion, payable in cash, stock or options or a combination thereof. In addition, Mr. Gilat will receive such number of shares of common stock of the Company for the year 2011, equal to 2.5% of the total issued and outstanding stock capital of the Company under the Stock Plan, so that between the shares issued to him for 2011 and those issued to him for 2012, he shall receive such number of shares equal to 5% of the total issued and outstanding stock capital of the Company. In addition, in the event the Company is sold and Mr. Gilat facilitates the sale of the Company, he shall receive an additional bonus equal to 5% of the net consideration received in such sale on the same basis that the consideration is received.

In February 2012, Mr. Gilat was granted under the Stock Plan, 2,055,604 restricted shares of the Company equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011.

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

SIGNATURE	TITLE	DATE

/s/ Tal Gilat	Chief Executive Officer	March 12, 2012
By: Tal Gilat

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tal Gilat	Chief Executive Officer	March 12, 2012
By: Tal Gilat

/s/ Gadi Peleg	Chairman of the Board	March 12, 2012
By: Gadi Peleg

/s/ Dadi Avner	Chief Financial Officer	March 12, 2012
By: Dadi Avner	(Principal Financial and Accounting Officer)

/s/ Alon Raich	Director	March 12, 2012
By: Alon Raich

/s/ David W. Sass	Director	March 12, 2012
By: David W. Sass

/s/ Pierre L. Schoenheimer	Director	March 12, 2012
By: Pierre L. Schoenheimer
/s/ Jonathan Bettsak	Director	March 12, 2012
By: Jonathan Bettsak