Form 10-Q
period 2012-03-31
INKSURE TECHNOLOGIES INC.
filed 2012-05-21
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number 0-24431)
________________

INKSURE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)
DELAWARE	84-1417774
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

589 Fifth Avenue, Suite 401, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(646) 233-1454
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐(do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of May 21, 2012.

INKSURE TECHNOLOGIES INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	MAR. 31, 2012	DEC. 31, 2011
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$966	$1,392
Restricted cash	15	14
Short-term deposit	506	506
Trade receivables	36	536
Other accounts receivable and prepaid expenses	26	50
Inventories	431	407

TOTAL CURRENT ASSETS	1,980	2,905

PROPERTY AND EQUIPMENT, NET	64	66
LONG TERM DEPOSIT	8	8

TOTAL ASSETS	$2,052	$2,979

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$71	$221
Employees and payroll accruals	151	149
Accrued expenses and other payables	171	551
Liabilities related to discontinued operations (Note 2)	100	100

TOTAL CURRENT LIABILITIES	493	1,021

Warrants to issue shares	254	212

TOTAL LIABILITIES	$747	$1,233

STOCKHOLDERS' EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of March 31, 2012 and as of December 31, 2011	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of March 31, 2012 and 41,112,088 as of December 31, 2011	432	411
Additional paid-in capital	17,769	17,761
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,014)	(16,544)

TOTAL STOCKHOLDERS' EQUITY	1,305	1,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,052	$2,979

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	UNAUDITED	UNAUDITED

Revenues	$209	$868
Cost of revenues	112	164

Gross profit	97	704

Operating expenses:
Research and development	134	124
Selling and marketing	179	281
General and administrative	208	372
Total operating expenses	521	777

Operating loss	(424)	(73)

Financial income, net	4	2
Financial expenses related to warrants	(50)	(104)
Total financial expenses, net	(46)	(102)

Net loss before taxes	(470)	(175)
Taxes on income	-	(9)

Net loss from continued operations	(470)	(184)

Net loss from discontinued operations (Note 2)	-	(64)

Net loss	$(470)	$(248)

Net loss per share from continuing operations:
Basic and diluted	$(0.01)	$(0.01)

Net loss per share from discontinued operations:
Basic and diluted	$-	$(0.00)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common stock used in computing basic net loss per share	42,153,065	41,797,931

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED ON MARCH 31,
	2012	2011
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470)	$(248)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7	6
Increase in restricted cash balances	(1)	(6)
Decrease (increase) in trade receivables	500	(215)
Decrease in other accounts receivable and prepaid expenses	24	14
Increase in inventories	(24)	(32)
Decrease in assets related to discontinued operations	-	93
Decrease in trade payables	(150)	(38)
Increase in employees and payroll accruals	2	54
Changes in warrants to issue shares	50	104
Share based compensation	21	63
Expenses related to issuance of shares	-	5
Increase (decrease) in accrued expenses and other payables	(380)	138
Decrease in liabilities related to discontinued operations	-	(177)

NET CASH USED BY OPERATING ACTIVITIES	(421)	(239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(2)

NET CASH USED BY INVESTING ACTIVITIES	(5)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises, net	-	33

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	33

Decrease in cash and cash equivalents	(426)	(208)
Cash and cash equivalents at the beginning of the year	1,392	1,909

Cash and cash equivalents at the end of the period	$966	$1,701

NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$-	$92
CEO share-based payment	$21	$-
Warrants cashless exercise	$8	$-

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements the Company's operations for the three months ended March 31, 2012, resulted in a net loss of $470 and negative cash flows from operation activities of $421. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow before it requires additional cash in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements the Company's operations for the three months ended March 31, 2012, resulted in a net loss of $470 and negative cash flows from operation activities of $421. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow before it requires additional cash in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

NOTE 2:- RFID DISCONTINUANCE OF OPERATIONS

At the end of 2010, due to our limited cash resources, our Board of Directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio Frequency Identification, or RFID, product, SARCode, and its related technologies. Accordingly, the Company no longer develops SARCode. The Company currently uses its available resources to grow the current business of anti-counterfeiting.

        The Company will continue to protect its portfolio of Intellectual Property and continue to seek strategic partners who have the experience, the know-how and financial ability to bring SARCode and its related technologies to market. The Company will also continue to support its current SARCode portfolio.

Comparative balance sheets of the discontinued operations are as follows:

	MAR. 31, 2012	DEC. 31, 2011
	UNAUDITED	AUDITED

Accrued expenses and other payables	$100	$100

Total liabilities related to discontinued operations	$100	$100

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	UNAUDITED	UNAUDITED
Operating expenses:
Research and development, net	$-	$64
Total operating expenses	-	64

Net loss from discontinued operations	$-	$64

NOTE 3:- LEGAL PROCEEDINGS

A.
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

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker's motion to delete certain causes of action included in the Company's counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents until March 15, 2012 and submit their depositions (Mr. Peker has until May 15, 2012 and the Company has until 60 days after receiving his depositions).  A hearing was set for February 21, 2013 in order to hear all the witnesses.

B.
On March 30, 2012, the Company received a request for arbitration filed with the London Court of International Arbitration, or the LCIA, by Optaglio s.r.o., a Czech Republic limited liability company, or Optaglio.

In its request for arbitration, Optaglio claims an alleged breach of the Commercial Cooperation Agreement, or the Agreement, entered between the Company and Optaglio on June 26, 2009.

The Agreement was entered in connection with the Company's experimental RFID technology, which was discontinued (including all related research and development) as of the end of 2010.

In its request for arbitration, Optaglio requests, among other things: (i) that the LCIA declare that the Company breached the Agreement by delivering non-functional SARCode Components to Optaglio, (ii) declare that the Company breached the Agreement by terminating its support for and development of the SARCode Technology prior to the termination of the Agreement, (iii) order the Company to pay to Optaglio the amount of EUR 184 (approximately $250) as a refund for SARCode components delivered, with interest, (iv) order the Company to pay to Optaglio an amount, to be determined, for alleged losses and damages sustained by Optaglio on account of the alleged breach of the Agreement, (v) order the Company to pay to Optaglio the costs and expenses of the arbitration, and (vi) order such further relief as may be available and appropriate under the circumstances.

On April 29, 2012, the Company filed its response with the LCIA, which response included the Company's answer to Optaglio's claims and counter claims in the total amount of EUR 80 (approximately $106) plus interest for payments due and owing to the Company under the Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Management's Discussion and Analysis of Financial Condition and Results of Operation," references to "we," "us," "our," "ours," or "InkSure," refer to InkSure Technologies Inc. and its consolidated subsidiaries.

This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements". Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will", the negative of such terms, and words and phrases of similar import. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating in a rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, our ability to improve our margins, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks from uncertainties regarding litigation or mediation, our ability to continue as a going concern, risk of customer contract or sales order cancellations or reductions in volume and other risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012.

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

REVENUES

We are currently concentrating on entering into and implementing new large-scale projects. These potential contracts are subject to long sales cycles and the timetable is lengthy for entering and implementing such projects. These projects involve high volume sales through multiple-year sales contracts. In the three months ended on March 31, 2012, approximately 39% of our revenues were earned from customers located outside the United States compared with 76% in the three months ended on March 31, 2011. In the three months ended March 31, 2012, approximately 5% of our revenues were earned from one customer located in Europe compared with 46% from such customer in the three months ended on March 31, 2011.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it might lose its government contract. While the customer informed us that it is looking into various solutions and does not intend to cancel future orders, there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the three months ended on March 31, 2012.  We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012.  The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, would adversely affect our business, operating results and financial condition. In the three months ended on March 31, 2012, approximately 5% of our revenues were earned from our largest customer, compared with 46% in the three months ended on March 31, 2011, while approximately 27% and 0% of our revenues were earned from the other two large customers in the three months ended on March 31, 2012, compared with 18% and 13%, respectively, in the three months ended on March 31, 2011.  This decrease in our revenues from our major customer, combined with decreased revenues from the two other large customers noted above, totaling 32% of our revenues in the three months ended on March 31, 2012, compared with 78%, in the three months ended on March 31, 2011, was the main reason for the decrease in our total revenues.

COSTS AND OPERATING EXPENSES

        Costs and operating expenses consist of cost of revenues, research and development expenses, selling, marketing, general and administrative expenses as described below.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

REVENUES. Revenues consist of gross sales of products less discounts. We concentrate on developing and implementing large-scale projects. These potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, decreased by $659, or by 76%, to $209 in the three months ended March 31, 2012 from $868 in the three months ended March 31, 2011. This decrease in revenues was mainly due to lower volume of deliveries of our TagSure product to two of our customers located in Europe. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in one or more of our financial measures.

    Revenue from customers outside the United States represented 39% and 76% of revenues for the three months ended on March 31, 2012 and 2011, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations. Despite this decrease, we expect revenue from international customers to continue to be an important part of our overall revenues and an increasing focus for net revenues growth.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $52, or 32%, to $112 in the three months ended on March 31, 2012 from $164 in the three months ended on March 31, 2011. Cost of revenues as a percentage of revenues was 54% in the three months ended on March 31, 2012, compared with 19% in the three months ended on March 31, 2011. The increase in cost of revenues in percentage terms in the three months ended on March 31, 2012 was primarily related to a mix of sales of products with lower profitability in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses increased by $10, or 8%, to $134 in the three months ended on March 31, 2012 from $124 in the three months ended on March 31, 2011. This increase in research and development expenses was primarily related to higher subcontractors' expenses of $17, and an increase of $5 in non-cash compensation expenses, related to the impact of ASC Topic 718-10, "Share Based Payment", offset by lower payroll expenses of $12.

We did not capitalize research and development expenses in 2010 and 2011, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $102, or 36%, to $179 in the three months ended on March 31, 2012, from $281 in the three months ended on March 31, 2011. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $75, a decrease in non-cash share based compensation expenses of $19 related to the impact of ASC Topic 718-10, "Share based Payment" and by lower other expenses of $8 (mainly advertising).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $164, or 44%, to $208 in the three months ended on March 31, 2012, from $372 in the three months ended on March 31, 2011. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $116, lower non-cash share based compensation expenses in an amount of $28 related to the impact of ASC Topic 718-10, "Share Based Payment" and lower professional services fees of $10.

General and administrative expenses in the three months ended on March 31, 2012 included non-cash share based compensation expenses of $18.

FINANCIAL EXPENSES, NET. Financial expenses, net, decreased by $56, or 55%, to $46 in the three months ended on March 31, 2012 from $102 in the three months ended on March 31, 2011. This decrease in financial expenses, net was primarily related to a decrease of $54 in non-cash financial expenses related to warrants.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses decreased by $64, or 100%, to $0 in the three months ended on March 31, 2012 from $64 in the three months ended on March 31, 2011. This decrease was due to having no subcontractor and materials expenses in the three months ended on March 31, 2012 compared with $64 expenses in the three months ended on March 31, 2011.

NET LOSS. We incurred a net loss of $470 in the three months ended on March 31, 2012, compared with a net loss of $248 in the three months ended on March 31, 2011, which represents an increase of $222 in net loss. This increase in net loss was primarily related to the decrease in our revenues, which was mainly due to lower volume of deliveries of our TagSure product to two of our customers located in Europe.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997.  As of March 31, 2012, we had an accumulated deficit of $17,014, and had positive working capital (current assets less current liabilities) of $1,487. Losses may continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of March 31, 2012.

As of March 31, 2012, we had cash and cash equivalents of $966, compared to $1,701 as of March 31, 2011. This decrease of $735 is primarily due to the net loss of $711 in the 12 months ended on March 31, 2012, a decrease of $112 in trade payables in the twelve months ended on March 31, 2012 and a decrease of $518 in accrued expenses and other payables in the twelve months ended on March 31, 2012 offset by a decrease of $715 in trade receivables in the twelve months ended on March 31, 2012.

We had negative cash flow from operating activities of $421 in the three months ended on March 31, 2012 compared to a negative cash flow of $239 in the three months ended on March 31, 2011. The negative cash flow from operating activities in the three months ended on March 31, 2012 is attributable mainly to a net loss of $470, a decrease in trade payable of $150 and a decrease in accrued expenses and other payables of $380 offset by a decrease in trade receivables of $500 for the three months ended March 31, 2012.

We had negative cash flow from investing activities of $5 in the three months ended on March 31, 2012 compared to a negative cash flow of $2 in the three months ended on March 31, 2011. The negative cash flow from investing activities in the three months ended on March 31, 2012 and 2011 was due to purchases of fixed assets.

 We did not have any cash flow from financing activities in the three months ended on March 31, 2012 compared to a positive cash flow from financing activities of $33 in the three months ended on March 31, 2011. The positive cash flow in the three months ended on March 31, 2011 was due to the proceeds from stock option exercises of $33.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, may no longer be sufficient to support our operations for the next twelve months.  Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds could require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders would lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        A.          Our contractual obligations and commitments at March 31, 2012 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $153 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

B.           During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. These royalties-bearing research and development grants partially cover our innovative research and development RFID project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant was successfully commercialized and resulted in sales' revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. At the end of 2010 we discontinued our RFID operations. Please also refer to Note 2 to the Notes to Financial Statements included above. If we decide to sell our RFID portfolio of Intellectual Property, the receipts of such sale will first be attributed to pay the $1,905 grants received from the OCS.

Following the submission of our last research and development grant program report to the OCS (for the period from April 1, 2009 through March 31, 2010), and following an OCS audit in September 2010, on March 26, 2012, we received from the OCS a final demand to return a total amount of $84. In its demand, the OCS claims that some of the expenses included in the last grant were not approved. The company presented this amount in the financial reports as accrued expenses. The amount was paid in two installments during April and May 2012.

ITEM 4.  CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2012.

        No change in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker's motion to delete certain causes of action included in the Company's counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents until March 15, 2012 and submit their depositions (Mr. Peker has until May 15, 2012 and the Company has until 60 days after receiving his depositions).  A hearing was set for February 21, 2013 in order to hear all the witnesses.

B.
On March 30, 2012, the Company received a request for arbitration filed with the London Court of International Arbitration, or the LCIA, by Optaglio s.r.o., a Czech Republic limited liability company, or Optaglio.

In its request for arbitration, Optaglio claims an alleged breach of the Commercial Cooperation Agreement, or the Agreement, entered between the Company and Optaglio on June 26, 2009.

The Agreement was entered in connection with the Company's experimental RFID technology, which was discontinued (including all related research and development) as of the end of 2010.

In its request for arbitration, Optaglio requests, among other things: (i) that the LCIA declare that the Company breached the Agreement by delivering non-functional SARCode Components to Optaglio, (ii) declare that the Company breached the Agreement by terminating its support for and development of the SARCode Technology prior to the termination of the Agreement, (iii) order the Company to pay to Optaglio the amount of EUR 184 (approximately $250)  as a refund for SARCode components delivered, with interest, (iv) order the Company to pay to Optaglio an amount, to be determined, for alleged losses and damages sustained by Optaglio on account of the alleged breach of the Agreement, (v) order the Company to pay to Optaglio the costs and expenses of the arbitration, and (vi) order such further relief as may be available and appropriate under the circumstances.

On April 29, 2012, the Company filed its response with the LCIA, which response included the Company's answer to Optaglio's claims and counter claims in the total amount of EUR 80 (approximately $106)  plus interest for payments due and owing to the Company under the Agreement.

Given the current stage of these matters, we cannot predict the outcomes nor estimate the possible losses or range of losses, if any, we could incur if there was an unfavorable outcome with respect to either matter.  However, we believe that we have substantial legal and factual defenses against these claims and intend to vigorously protect our rights.

ITEM 1A.  RISK FACTORS

WE CONTINUE TO RELY ON OUR MAJOR CUSTOMERS FOR MOST OF OUR REVENUES; THE LOSS OF ANY OF OUR MAJOR CUSTOMERS WOULD ADVERSELY AFFECT OUR BUSINESS.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010 respectively, informed us that it might lose its government contract. While the customer informed us that it is looking into various solutions and does not intend to cancel future orders, there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the three months ended on March 31, 2012.  We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012.  The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, would adversely affect our business, operating results and financial condition. In the three months ended on March 31, 2012, approximately 5% of our revenues were earned from our largest customer, compared with 46% in the three months ended on March 31, 2011, whilr approximately 27% and 0% of our revenues were earned from the other two large customers in the three months ended on March 31, 2012, compared with 18% and 13%, respectively, in the three months ended on March 31, 2011. This decrease in our revenues from this customer, combined with decreased revenues from the two other large customers noted above, totaling 32% of our revenues in the three months ended on March 31, 2012, compared with 78%, in the three months ended on March 31, 2011, was the main reason for the decrease in our total revenues.

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, may no longer be sufficient to support our operations for the next twelve months.  Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds could require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

Dated: May 21, 2012	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2012	By: /s/ David (Dadi) Avner
David (Dadi) Avner
Chief Financial Officer
(Principal Financial Officer)