Form 10-Q
period 2012-06-30
INKSURE TECHNOLOGIES INC.
filed 2012-08-20
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of August 20, 2012.

INKSURE TECHNOLOGIES INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	JUN. 30, 2012	DEC. 31, 2011
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$454	$1,392
Restricted cash	14	14
Short-term deposit	506	506
Trade receivables	67	536
Other accounts receivable and prepaid expenses	44	50
Inventories	406	407

TOTAL CURRENT ASSETS	1,491	2,905

PROPERTY AND EQUIPMENT, NET	60	66
LONG TERM DEPOSIT	7	8

TOTAL ASSETS	$1,558	$2,979

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$52	$221
Employees and payroll accruals	126	149
Accrued expenses and other payables	39	551
Liabilities related to discontinued operations (Note 2)	200	100

TOTAL CURRENT LIABILITIES	417	1,021

Warrants to issue shares	233	212

TOTAL LIABILITIES	$650	$1,233

STOCKHOLDERS' EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of June 30, 2012 and as of December 31, 2011	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of June 30, 2012 and 41,112,088 as of December 31, 2011	432	411
Additional paid-in capital	17,792	17,761
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,434)	(16,544)

TOTAL STOCKHOLDERS' EQUITY	908	1,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,558	$2,979

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
	UNAUDITED		UNAUDITED

Revenues	$190	$948	$399	$1,816
Cost of revenues	124	223	236	387

Gross profit	66	725	163	1,429

Operating expenses:
Research and development	113	113	247	237
Selling and marketing	137	220	316	501
General and administrative	140	347	348	719

Total operating expenses	390	680	911	1,457

Operating profit (loss)	(324)	45	(748)	(28)

Financial income (expenses), net	(7)	-	(3)	2
Financial income (expenses) related to convertible notes and warrants, net	21	85	(29)	(19)
Total financial income (expenses), net	14	85	(32)	(17)

Net profit (loss) before taxes	(310)	130	(780)	(45)
Taxes on income	-	-	-	9

Net profit (loss) from continued operations	(310)	130	(780)	(54)

Net loss from discontinued operations (Note 3)	(110)	(2)	(110)	(66)

Net profit (loss)	$(420)	$128	$(890)	$(120)

Net profit (loss) per share from continuing operations:
Basic	$(0.01)	$0.00	$(0.02)	$0.00

Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Net loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00

Net profit (loss) per share:
Basic	$(0.01)	$0.00	$(0.02)	$0.00

Diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted average number of Common Stock used in computing basic net profit (loss) per share	43,173,592	42,312,088	42,663,328	42,057,866

Weighted average number of Common Stock used in computing diluted net profit (loss) per share	43,173,592	42,312,088	42,663,328	42,057,866

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED ON JUNE 30,
	2012	2011
	UNAUDITED	UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(890)	$(120)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12	11
Increase in restricted cash balances	-	(11)
Decrease (increase) in trade receivables	469	(37)
Decrease (increase) in other accounts receivable and prepaid expenses	6	(3)
Decrease (increase) in inventories	1	(107)
Decrease in assets related to discontinued operations	-	93
Increase (decrease) in trade payables	(169)	1
Increase (decrease) in employees and payroll accruals	(23)	61
Changes in warrants to issue shares	29	18
Share based compensation	44	128
Expenses related to issuance of shares	-	5
Increase (decrease) in accrued expenses and other payables	(512)	197
Increase (decrease) in liabilities related to discontinued operations	100	(177)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(933)	59

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(2)
Long-term lease deposits	1	-

NET CASH USED IN INVESTING ACTIVITIES	(5)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises, net	-	33

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	33

Increase (decrease) in cash and cash equivalents	(938)	90
Cash and cash equivalents at the beginning of the year	1,392	1,909

Cash and cash equivalents at the end of the period	$454	$1,999

NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$-	$92
CEO share-based payment	$21	$-
Warrants cashless exercise	$8	$-

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2012 and the results of operations and cash flows for the interim periods indicated in conformity with  US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2011 that are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 12, 2012. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements the Company's operations for the six months ended June 30, 2012, resulted in a net loss of $890 and negative cash flows from operation activities of $933. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the six months ended on June 30, 2012. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

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

The Company will continue to protect its portfolio of SARCode intellectual property.

Comparative balance sheets of the discontinued operations are as follows:

	JUN. 30, 2012	DEC. 31, 2011
	UNAUDITED	AUDITED

Accrued expenses and other payables	$200	$100

Total liabilities related to discontinued operations	$200	$100

	THREE MONTHS ENDED JUNE 30,
	2012	2011
	UNAUDITED	UNAUDITED
Operating expenses:
Research and development, net	$-	$2
General and administrative	110	-
Total operating expenses	110	2

Net loss from discontinued operations	$110	$2

	SIX MONTHS ENDED JUNE 30,
	2012	2011
	UNAUDITED	UNAUDITED
Operating expenses:
Research and development, net	$-	$66
General and administrative	110	-
Total operating expenses	110	66

Net loss from discontinued operations	$110	$66

NOTE 3:- LEGAL PROCEEDINGS

A.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former Chief Financial Officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount which Mr. Peker claims is owed to him is NIS 177 (approximately $44).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $122). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as Chief Financial Officer of the Company.

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker's motion to delete certain causes of action included in the Company's counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents and submit their depositions. On June 13, 2012, the parties completed documents disclosure and inspection. On July 2, 2012, the Labor Court ordered the parties to submit their depositions (Mr. Peker has until August 10, 2012 and the Company has until 75 days after receiving his depositions).

On July 5, 2012, the Company responded to Mr. Peker’s motion, which was issued to the Labor Court on June 14, 2012. In his motion Mr. Peker, asked from the Labor Court that in regard to the Company's financial state, the Company will deposit a guarantee in order to ensure his costs of up to 100 NIS (approximately $25) and also asked The Labor Court to impose the provisional attachment of up to 177 NIS (approximately $44). On July 8, 2012, the Labor Court scheduled a hearing on Mr. Peker’s motion for October 29, 2012.

A hearing was set for February 21, 2013 in order to hear all the witnesses on the primary action.

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

The Agreement was entered in connection with the Company's experimental RFID technology, which was discontinued (including all related research and development), as of the end of 2010.

In its request for arbitration, Optaglio requests, among other things: (i) that the LCIA declare that the Company breached the Agreement by delivering non-functional SARCode Components to Optaglio, (ii) declare that the Company breached the Agreement by terminating its support for and development of the SARCode Technology prior to the termination of the Agreement, (iii) order the Company to pay to Optaglio the amount of EUR 184 (approximately $226) as a refund for SARCode components delivered, with interest, (iv) order the Company to pay to Optaglio an amount, to be determined, for alleged losses and damages sustained by Optaglio on account of the alleged breach of the Agreement, (v) order the Company to pay to Optaglio the costs and expenses of the arbitration, and (vi) order such further relief as may be available and appropriate under the circumstances.

On April 29, 2012, the Company filed its response with the LCIA, which response included the Company's answer to Optaglio's claims and counter claims in the total amount of EUR 80 (approximately $98) plus interest for payments due and owing to the Company under the Agreement.

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

REVENUES

In the six months ended on June 30, 2012, approximately 45% of our revenues were earned from customers located outside the United States compared with 75% in the six months ended on June 30, 2011. In the six months ended on June 30, 2012, approximately 3% of our revenues were earned from one customer located in Europe compared with 49% from such customer in the six months ended on June 30, 2011.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the six months ended on June 30, 2012. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition. In the six months ended on June 30, 2012, approximately 3% of our revenues were earned from our largest customer, compared with 49% in the six months ended on June 30, 2011, while approximately 14% and 0% of our revenues were earned from the other two large customers in the six months ended on June 30, 2012, compared with 17% and 14%, respectively, in the six months ended on June 30, 2011. Our revenues from our major customer, combined with the decreased revenues from the two other large customers noted above, totaled into 17% of our revenues in the six months ended on June 30, 2012, compared with 80%, in the six months ended on June 30, 2011, was the main reason for the decrease in our total revenues.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses as described below.

THREE MONTHS ENDED ON JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED ON JUNE 30, 2011

REVENUES. Revenues consist of gross sales of products less discounts. Our potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, decreased by $758, or by 80%, to $190 in the three months ended on June 30, 2012 from $948 in the three months ended on June 30, 2011. This decrease in revenues was mainly due to lower volume of deliveries of our TagSure product to two of our customers located in Europe. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

Due to our financial condition we no longer have the enough resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 51% and 74% of our revenues for the three months ended on June 30, 2012 and 2011, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $99, or 44%, to $124 in the three months ended on June 30, 2012 from $223 in the three months ended on June 30, 2011. Cost of revenues as a percentage of revenues was 65% in the three months ended on June 30, 2012, compared with 24% in the three months ended on June 30, 2011. The increase in cost of revenues in percentage terms in the three months ended on June 30, 2012 was primarily related to a mix of sales of products with lower profitability in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses were not changed and remained $113 in the three months ended on June 30, 2012, the same as were incurred in the three months ended on June 30, 2011.

We did not capitalize research and development expenses in 2012 and 2011, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $83, or 38%, to $137 in the three months ended on June 30, 2012, from $220 in the three months ended on June 30, 2011. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $74 and a decrease in non-cash share based compensation expenses of $11 related to the impact of ASC Topic 718-10, "Share based Payment".

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $207, or 60%, to $140 in the three months ended on June 30, 2012, from $347 in the three months ended on June 30, 2011. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $90, lower non-cash share based compensation expenses in an amount of $30 related to the impact of ASC Topic 718-10, "Share Based Payment" and lower board fees of $80 (On May 14, 2012, the Board of Directors agreed to forego their yearly compensation until our financial condition improves). We have taken steps to reduce as much of our General and administrative expenses as possible.

General and administrative expenses in the three months ended on June 30, 2012 included non-cash share based compensation expenses of $15.

FINANCIAL INCOME, NET. Financial income, net, decreased by $71, or 84%, to $14 in the three months ended on June 30, 2012 from $85 in the three months ended on June 30, 2011. This decrease in financial expenses, net was primarily related to a decrease of $64 in non-cash financial income related to warrants.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses increased by $108, or 5400%, to $110 in the three months ended on June 30, 2012 from $2 in the three months ended on June 30, 2011. This increase was due to accrued legal expenses in the three months ended on June 30, 2012 compared with no legal expenses in the three months ended on June 30, 2011.

NET LOSS. We incurred a net loss of $420 in the three months ended on June 30, 2012, compared with a net income of $128 in the three months ended on June 30, 2011, which represents an increase of $548 in net loss. This increase in net loss was primarily related to the decrease in our revenues, which was mainly due to lower volume of deliveries of our TagSure product to two of our customers located in Europe.

SIX MONTHS ENDED ON JUNE 30, 2012 COMPARED WITH SIX MONTHS ENDED ON JUNE 30, 2011

REVENUES. Revenues decreased by $1,417, or by 78%, to $399 in the six months ended on June 30, 2012 from $1,816 in the six months ended on June 30, 2011. This decrease in revenues was mainly due to lower volume of deliveries of our TagSure product to two of our customers located in Europe. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

Revenue from customers outside the United States represented 45% and 75% of our revenues for the six months ended on June 30, 2012 and 2011, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues decreased by $151, or 39%, to $236 in the six months ended on June 30, 2012 from $387 in the six months ended on June 30, 2011. Cost of revenues as a percentage of revenues was 59% in the six months ended on June 30, 2012, compared with 21% in the six months ended on June 30, 2011. The increase in cost of revenues in percentage terms in the six months ended on June 30, 2012 was primarily related to a mix of sales of products with lower profitability in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $10, or 4%, to $247 in the six months ended on June 30, 2012 from $237 in the six months ended on June 30, 2011. This increase in research and development expenses was primarily related to higher subcontractors' expenses of $20 and an increase of $4 in non-cash compensation expenses, related to the impact of ASC Topic 718-10, "Share Based Payment", offset by lower payroll expenses of $14.

We did not capitalize research and development expenses in 2012 and 2011, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by $185, or 37%, to $316 in the six months ended on June 30, 2012, from $501 in the six months ended on June 30, 2011. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $149, a decrease in non-cash share based compensation expenses of $30 related to the impact of ASC Topic 718-10, "Share based Payment" and by lower other expenses of $6 (mainly advertising).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $371, or 52%, to $348 in the six months ended on June 30, 2012, from $719 in the six months ended on June 30, 2011. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $206, lower non-cash share based compensation expenses in an amount of $57 related to the impact of ASC Topic 718-10, "Share Based Payment", lower Board of Directors and chairman fees of $80 and lower professional services fees of $10.

General and administrative expenses in the six months ended on June 30, 2012 included non-cash share based compensation expenses of $33.

FINANCIAL EXPENSES, NET. Financial expenses, net, increased by $15, or 88%, to $32 in the six months ended on June 30, 2012 from $17 in the six months ended on June 30, 2011. This increase in financial expenses, net was primarily related to an increase of $10 in non-cash financial expenses related to warrants.

NET LOSS FROM DISCONTINUED OPERATIONS. The discontinued operation expenses increased by $44, or 67%, to $110 in the six months ended on June 30, 2012 from $66 in the six months ended on June 30, 2011. This increase was due to accrued legal expenses of $110 in the six months ended on June 30, 2012 compared with no legal expenses in the three months ended on June 30, 2011 offset by no subcontractor and materials expenses in the six months ended on June 30, 2012 compared with $66 expenses in the six months ended on June 30, 2011.

NET LOSS. We incurred a net loss of $890 in the six months ended on June 30, 2012, compared with a net loss of $120 in the six months ended on June 30, 2011, which represents an increase of $770 in net loss. This increase in net loss was primarily related to the decrease in our revenues, which was mainly due to lower volume of deliveries of our TagSure product to two of our customers located in Europe.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997.  As of June 30, 2012, we had an accumulated deficit of $17,434, and had positive working capital (current assets less current liabilities) of $1,074. Losses will continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of June 30, 2012.

As of June 30, 2012, we had cash and cash equivalents of $454, compared to $1,392 as of December 31, 2011. This decrease of $938 is primarily due to the net loss of $890 in the six months ended on June 30, 2012, a decrease of $169 in trade payables in the six months ended on June 30, 2012 and a decrease of $512 in accrued expenses and other payables in the six months ended on June 30, 2012 offset by a decrease of $469 in trade receivables in the six months ended on June 30, 2012.

We had negative cash flow from operating activities of $933 in the six months ended on June 30, 2012 compared to a positive cash flow of $59 in the six months ended on June 30, 2011. The negative cash flow from operating activities in the six months ended on June 30, 2012 is attributable mainly to a net loss of $890, a decrease in trade payable of $169 and a decrease in accrued expenses and other payables of $512 offset by a decrease in trade receivables of $469 for the six months ended June 30, 2012.

We had negative cash flow from investing activities of $5 in the six months ended on June 30, 2012 compared to a negative cash flow of $2 in the six months ended on June 30, 2011. The negative cash flow from investing activities in the six months ended on June 30, 2012 and 2011 was mainly due to purchases of fixed assets.

We did not have any cash flow from financing activities in the six months ended on June 30, 2012 compared to a positive cash flow from financing activities of $33 in the six months ended on June 30, 2011. The positive cash flow in the six months ended on June 30, 2011 was due to the proceeds from stock option exercises of $33.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, may no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds would require us to curtail our operations. In view of current market conditions, there can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders would lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A.           Our contractual obligations and commitments at June 30, 2012 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $118 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2012.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former Chief Financial Officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount which Mr. Peker claims is owed to him is NIS 177 (approximately $44).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $122). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as Chief Financial Officer of the Company.

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker's motion to delete certain causes of action included in the Company's counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents and submit their depositions. On June 13, 2012, the parties completed documents disclosure and inspection. On July 2, 2012, the Labor Court ordered the parties to submit their depositions (Mr. Peker has until August 10, 2012 and the Company has until 75 days after receiving his depositions).

On July 5, 2012, the Company responded to Mr. Peker’s motion, which was issued to the Labor Court on June 14, 2012. In his motion Mr. Peker, asked from the Labor Court that in regard to the Company's financial state, the Company will deposit a guarantee in order to ensure his costs of up to 100 NIS (approximately $25) and also asked The Labor Court to impose the provisional attachment of up to 177 NIS (approximately $44). On July 8, 2012, the Labor Court scheduled a hearing on Mr. Peker’s motion for October 29, 2012.

A hearing was set for February 21, 2013 in order to hear all the witnesses on the primary action.

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

The Agreement was entered in connection with the Company's experimental RFID technology, which was discontinued (including all related research and development), as of the end of 2010.

In its request for arbitration, Optaglio requests, among other things: (i) that the LCIA declare that the Company breached the Agreement by delivering non-functional SARCode Components to Optaglio, (ii) declare that the Company breached the Agreement by terminating its support for and development of the SARCode Technology prior to the termination of the Agreement, (iii) order the Company to pay to Optaglio the amount of EUR 184 (approximately $226)  as a refund for SARCode components delivered, with interest, (iv) order the Company to pay to Optaglio an amount, to be determined, for alleged losses and damages sustained by Optaglio on account of the alleged breach of the Agreement, (v) order the Company to pay to Optaglio the costs and expenses of the arbitration, and (vi) order such further relief as may be available and appropriate under the circumstances.

On April 29, 2012, the Company filed its response with the LCIA, which response included the Company's answer to Optaglio's claims and counter claims in the total amount of EUR 80 (approximately $98) plus interest for payments due and owing to the Company under the Agreement.

Given the current stage of these matters, we cannot predict the outcomes nor estimate the possible losses or range of losses, if any, we could incur if there was an unfavorable outcome with respect to either matter.  However, we believe that we have substantial legal and factual defenses against these claims and intend to vigorously protect our rights.

ITEM 1A.           RISK FACTORS

WE CONTINUE TO RELY ON OUR MAJOR CUSTOMERS FOR MOST OF OUR REVENUES; THE LOSS OF ANY OF OUR MAJOR CUSTOMERS WILL ADVERSELY AFFECT OUR BUSINESS.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010 respectively, informed us that it lost its government contract, and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the six months ended on June 30, 2012. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will adversely affect our business, operating results and financial condition. In the six months ended on June 30, 2012, approximately 3% of our revenues were earned from our largest customer, compared with 49% in the six months ended on June 30, 2011, while approximately 14% and 0% of our revenues were earned from the other two large customers in the six months ended on June 30, 2012, compared with 17% and 14%, respectively, in the six months ended on June 30, 2011. This decrease in our revenues from this customer, combined with decreased revenues from the two other large customers noted above, totaling 17% of our revenues in the six months ended on June 30, 2012, compared with 80%, in the six months ended on June 30, 2011, was the main reason for the decrease in our total revenues.

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, OUR CASH RESOURCES MIGHT BE REDUCED TO A LEVEL THAT WILL NOT ENABLE US TO CONTINUE OUR OPERATIONS AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text.**

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

Dated: August 20, 2012	By:	/s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 20, 2012	By:	/s/ David (Dadi) Avner
David (Dadi) Avner
Chief Financial Officer
(Principal Financial Officer)