Form 10-Q
period 2012-09-30
INKSURE TECHNOLOGIES INC.
filed 2012-11-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of November 14, 2012.

INKSURE TECHNOLOGIES INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. DOLLARS IN THOUSANDS)

	SEP. 30, 2012	DEC. 31, 2011
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$759	$1,392
Restricted cash	14	14
Short-term deposit	-	506
Trade receivables	325	536
Other accounts receivable and prepaid expenses	36	50
Inventories	364	407

TOTAL CURRENT ASSETS	1,498	2,905

PROPERTY AND EQUIPMENT, NET	54	66
LONG TERM DEPOSIT	6	8

TOTAL ASSETS	$1,558	$2,979
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$62	$221
Employees and payroll accruals	118	149
Accrued expenses and other payables	60	551
Liabilities related to discontinued operations (Note 2)	273	100

TOTAL CURRENT LIABILITIES	513	1,021

Warrants to issue shares	191	212

TOTAL LIABILITIES	$704	$1,233

STOCKHOLDERS' EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of September 30, 2012 and as of December 31, 2011	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of September 30, 2012 and 41,112,088 as of December 31, 2011	432	411
Additional paid-in capital	17,797	17,761
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,493)	(16,544)

TOTAL STOCKHOLDERS' EQUITY	854	1,746

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,558	$2,979

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
	UNAUDITED		UNAUDITED
Revenues	$516	$1,006	$915	$2,822
Cost of revenues	160	226	396	613

Gross profit	356	780	519	2,209

Operating expenses:
Research and development	95	105	342	342
Selling and marketing	71	245	387	746
General and administrative	157	348	505	1,067

Total operating expenses	323	698	1,234	2,155

Operating profit (loss)	33	82	(715)	54

Financial income (expenses), net	16	(6)	13	(5)
Financial income related to convertible notes and warrants, net	43	32	14	14
Total financial income , net	59	26	27	9

Net profit (loss) before taxes	92	108	(688)	63
Taxes on income	-	-	-	(9)

Net profit (loss) from continued operations	92	108	(688)	54

Net loss from discontinued operations (Note 3)	(151)	-	(261)	(66)

Net profit (loss)	$(59)	$108	$(949)	$(12)

Net profit (loss) per share from continuing operations:
Basic	$0.00	$0.00	$(0.02)	$0.00

Diluted	$0.00	$0.00	$(0.02)	$0.00

Net loss per share from discontinued operations:
Basic	$0.00	$0.00	$0.00	$0.00

Net profit (loss) per share:
Basic	$0.00	$0.00	$(0.02)	$0.00

Diluted	$0.00	$0.00	$(0.02)	$0.00

Weighted average number of Common Stock used in computing basic net profit (loss) per share	43,173,592	42,154,711	42,834,658	42,037,970
Weighted average number of Common Stock used in computing diluted net profit (loss) per share	43,173,592	42,154,711	42,834,658	42,037,970

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED ON SEPTEMBER 30,
	2012	2011
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(949)	$(12)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	17
Decrease in restricted cash balances	-	11
Decrease (increase) in trade receivables	211	(538)
Decrease in other accounts receivable and prepaid expenses	14	10
Decrease (increase) in inventories	43	(134)
Decrease in assets related to discontinued operations	-	93
Increase (decrease) in trade payables	(159)	52
Increase (decrease) in employees and payroll accruals	(31)	1
Changes in warrants to issue shares	(13)	(14)
Share based compensation	49	185
Expenses related to issuance of shares	-	5
Increase (decrease) in accrued expenses and other payables	(491)	225
Increase (decrease) in liabilities related to discontinued operations	173	(177)

NET CASH USED IN OPERATING ACTIVITIES	(1,134)	(276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(13)
Release of (investment in) short-term deposit	506	(506)
Long-term lease deposits made	2	3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	501	(516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises, net	-	33
Buyback of company’s shares	-	(90)
NET CASH USED IN FINANCING ACTIVITIES	-	(57)

Decrease in cash and cash equivalents	(633)	(849)
Cash and cash equivalents at the beginning of the year	1,392	1,909

Cash and cash equivalents at the end of the period	$759	$1,060
NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$-	$92
CEO share-based payment	$21	$-
Warrants cashless exercise	$8	$-

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by INKSURE TECHNOLOGIES INC., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2012 and the results of operations and cash flows for the interim periods indicated in conformity with  US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2011 that are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 12, 2012. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements the Company's operations for the nine months ended September 30, 2012, resulted in a net loss of $949 and negative cash flows from operation activities of $1,134. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the nine months ended on September 30, 2012. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

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

Comparative balance sheets of the discontinued operations are as follows
:
	SEP. 30, 2012	DEC. 31, 2011
	UNAUDITED	AUDITED

Accrued expenses and other payables	$273	$100

Total liabilities related to discontinued operations	$273	$100

	THREE MONTHS ENDED SEP. 30,
	2012	2011
	UNAUDITED	UNAUDITED
Operating expenses:
General and administrative	$151	$-
Total operating expenses	151	-

Net loss from discontinued operations	$151	$-

	NINE MONTHS ENDED SEP. 30,
	2012	2011
	UNAUDITED	UNAUDITED
Operating expenses:
Research and development, net	$-	$66
General and administrative	261	-
Total operating expenses	261	66

Net loss from discontinued operations	$261	$66

NOTE 3:- LEGAL PROCEEDINGS

A.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former Chief Financial Officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount which Mr. Peker claims is owed to him is NIS 177 (approximately $45).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $125). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as Chief Financial Officer of the Company.

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker's motion to delete certain causes of action included in the Company's counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents and submit their depositions. On June 13, 2012, the parties completed documents disclosure and inspection. On July 2, 2012, the Labor Court ordered the parties to submit their depositions (Mr. Peker had until August 10, 2012 and the Company had until 75 days after receiving Mr. Peker’s depositions).

On July 5, 2012, the Company responded to Mr. Peker’s motion, which was issued to the Labor Court on June 14, 2012. In his motion Mr. Peker asked that because of the Company's financial state, the Company deposit a guarantee in order to ensure his costs of up to 100 NIS (approximately $26) and also asked The Labor Court to impose the provisional attachment of up to 177 NIS (approximately $45) (the "Motion"). On July 8, 2012, the Labor Court scheduled a hearing on Mr. Peker’s motion for October 29, 2012.

On October 29, 2012 a hearing regarding the Motion was held. During the hearing, the Labor Court ordered the Company to pay to Mr. Peker NIS 50 (approximately $12) in order to terminate all the disputes. The parties signed the settlement agreement and agreed that the amount will be donated to a non-profit organization  named "Beit Noam" and by that Mr. Peker's claim and the Company's counter claim shall terminate. The Company paid the donation on November 1, 2012.

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

In its request for arbitration, Optaglio requests, among other things: (i) that the LCIA declare that the Company breached the Agreement by delivering non-functional SARCode Components to Optaglio, (ii) declare that the Company breached the Agreement by terminating its support for and development of the SARCode Technology prior to the termination of the Agreement, (iii) order the Company to pay to Optaglio the amount of EUR 184 (approximately $238) as a refund for SARCode components delivered, with interest, (iv) order the Company to pay to Optaglio an amount, to be determined, for alleged losses and damages sustained by Optaglio on account of the alleged breach of the Agreement, (v) order the Company to pay to Optaglio the costs and expenses of the arbitration, and (vi) order such further relief as may be available and appropriate under the circumstances.

On April 29, 2012, the Company filed its response with the LCIA, which response included the Company's answer to Optaglio's claims and counter claims in the total amount of EUR 80 (approximately $104) plus interest for payments due and owing to the Company under the Agreement.

On November 5, 2012, Optaglio and the Company entered into a commercial settlement under which, inter alia, both parties would release all and any claims that they have or may have in relation to each other, without admitting any liability with respect to any of those claims. In return the Company has agreed to pay Optaglio the amount of EUR 180 (approximately $230) and to remove the SARCode components located on Optaglio's premises. Optaglio and the Company have filed a joint application to the LCIA to terminate the arbitration proceedings without any order as to the costs of the arbitration. The parties await the final award from the Tribunal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Management's Discussion and Analysis of Financial Condition and Results of Operation," references to "we," "us," "our," "ours," or "InkSure," refer to InkSure Technologies Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements.", Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will," the negative of such terms, and words and phrases of similar import. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating in a rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, our ability to improve our margins, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks from uncertainties regarding litigation or mediation, our ability to continue as a going concern, risk of customer contract or sales order cancellations or reductions in volume and other risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in the forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

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

REVENUES

        In the nine months ended on September 30, 2012, approximately 63% of our revenues were earned from customers located outside the United States compared with 74% in the nine months ended on September 30, 2011. In the nine months ended on September 30, 2012, approximately 1% of our revenues were earned from one customer located in Europe compared with 46% from such customer in the nine months ended on September 30, 2011.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the nine months ended on September 30, 2012. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition. In the nine months ended on September 30, 2012, approximately 1% of our revenues were earned from our previous largest customer, compared with 46% in the nine months ended on September 30, 2011, while approximately 31% and 6% of our revenues were earned from the other two large customers in the nine months ended on September 30, 2012, compared with 15% and 17%, respectively, in the nine months ended on September 30, 2011. Our revenues from our previous major customer, combined with the decreased revenues from the two other large customers noted above, totaled into 38% of our revenues in the nine months ended on September 30, 2012, compared with 78%, in the nine months ended on September 30, 2011, was the main reason for the decrease in our total revenues.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses as described below.

THREE MONTHS ENDED ON SEPTEMBER 30, 2012 COMPARED WITH THREE MONTHS ENDED ON SEPTEMBER 30, 2011

REVENUES. Revenues consist of gross sales of products less discounts. Our potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, decreased by $490, or by 49%, to $516 in the three months ended on September 30, 2012 from $1,006 in the three months ended on September 30, 2011. This decrease in revenues was mainly due to lower volume of deliveries of our TagSure product to one of our customers located in Europe and to one of our customers located in the United States. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

    Due to our financial condition, we no longer have the enough resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 77% and 74% of our revenues for the three months ended on September 30, 2012 and 2011, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $66, or 29%, to $160 in the three months ended on September 30, 2012 from $226 in the three months ended on September 30, 2011. Cost of revenues as a percentage of revenues was 31% in the three months ended on September 30, 2012, compared with 22% in the three months ended on September 30, 2011. The increase in cost of revenues in percentage terms in the three months ended on September 30, 2012 was primarily related to a mix of sales of products with lower profitability in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $10, or 10%, to $95 in the three months ended on September 30, 2012 from $105 in the three months ended on September 30, 2011. This decrease in research and development expenses was primarily related to lower payroll expenses of $5 and lower subcontractors’ expenses of $5.

We did not capitalize research and development expenses in 2012 and 2011, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $174, or 71%, to $71 in the three months ended on September 30, 2012, from $245 in the three months ended on September 30, 2011. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $122, a decrease in non-cash share based compensation expenses of $21 related to the impact of ASC Topic 718-10, "Share based Payment" and a decrease in other expenses of $31 (mainly advertising and travel expenses).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $191, or 55%, to $157 in the three months ended on September 30, 2012, from $348 in the three months ended on September 30, 2011. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $109, lower board fees of $40 (on May 14, 2012, the Board of Directors agreed to forego their yearly compensation until our financial condition improves), lower non-cash share based compensation expenses in an amount of $29 related to the impact of ASC Topic 718-10, "Share Based Payment" and lower legal and professional fees of $13. We have taken steps to reduce as much of our General and administrative expenses as possible.

General and administrative expenses in the three months ended on September 30, 2012 included non-cash share based compensation expenses of $12.

FINANCIAL INCOME, NET. Financial income, net, increased by $33, or 127%, to $59 in the three months ended on September 30, 2012 from $26 in the three months ended on September 30, 2011. This increase in financial income, net was primarily related to an increase of $22 in financial income (expenses), net due to exchange rates changes and increase of $11 in non-cash financial income related to warrants.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our Board of Directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses and general and administrative expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools and legal expenses for the proceedings described in Note 3B above. The discontinued operation expenses increased to $151 in the three months ended on September 30, 2012 from no expenses in the three months ended on September 30, 2011. This increase was mainly due to legal expenses in the three months ended on September 30, 2012 compared with no legal expenses in the three months ended on September 30, 2011.

NET LOSS. We incurred a net loss of $59 in the three months ended on September 30, 2012, compared with a net income of $108 in the three months ended on September 30, 2011, which represents an increase of $167 in net loss. This increase in net loss was primarily related to the decrease in our revenues, which was mainly due to lower volume of deliveries of our TagSure product to one of our customers located in Europe and to one of our customers located in the United States.

NINE MONTHS ENDED ON SEPTEMBER 30, 2012 COMPARED WITH NINE MONTHS ENDED ON SEPTEMBER 30, 2011

REVENUES. Revenues decreased by $1,907, or by 68%, to $915 in the nine months ended on September 30, 2012 from $2,822 in the nine months ended on September 30, 2011. This decrease in revenues was mainly due to lower volume of deliveries of our TagSure product to one of our customers located in Europe and to one of our customers located in the United States. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

    Revenue from customers outside the United States represented 63% and 74% of our revenues for the nine months ended on September 30, 2012 and 2011, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues decreased by $217, or 35%, to $396 in the nine months ended on September 30, 2012 from $613 in the nine months ended on September 30, 2011. Cost of revenues as a percentage of revenues was 43% in the nine months ended on September 30, 2012, compared with 22% in the nine months ended on September 30, 2011. The increase in cost of revenues in percentage terms in the nine months ended on September 30, 2012 was primarily related to a mix of sales of products with lower profitability in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were not changed and remained $342 in the nine months ended on September 30, 2012, the same as were incurred in the nine months ended on September 30, 2011. In the nine months ended on September 30, 2012, we incurred higher subcontractors' expenses of $14 and an increase of $3 in non-cash compensation expenses, related to the impact of ASC Topic 718-10, "Share Based Payment," offset by lower payroll expenses of $17.

We did not capitalize research and development expenses in 2012 and 2011, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by $359, or 48%, to $387 in the nine months ended on September 30, 2012, from $746 in the nine months ended on September 30, 2011. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $271, a decrease in non-cash share based compensation expenses of $51 related to the impact of ASC Topic 718-10, "Share based Payment" and by lower other expenses of $37 (mainly advertising and travel expenses).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $562, or 53%, to $505 in the nine months ended on September 30, 2012, from $1,067 in the nine months ended on September 30, 2011. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $316, lower non-cash share based compensation expenses in an amount of $86 related to the impact of ASC Topic 718-10, "Share Based Payment", lower Board of Directors and chairman fees of $120 and lower professional services fees of $40.

General and administrative expenses in the nine months ended on September 30, 2012 included non-cash share based compensation expenses of $44.

FINANCIAL INCOME, NET. Financial income, net, increased by $18, or 200%, to $27 in the nine months ended on September 30, 2012 from $9 in the nine months ended on September 30, 2011. This increase in financial income, net was due to an increase of $18 in financial income (expenses), net due to exchange rates changes.

NET LOSS FROM DISCONTINUED OPERATIONS. The discontinued operation expenses increased by $195, or 295%, to $261 in the nine months ended on September 30, 2012 from $66 in the nine months ended on September 30, 2011. This increase was due to legal expenses of $261 in the nine months ended on September 30, 2012 compared with no legal expenses in the nine months ended on September 30, 2011 offset by no subcontractor and materials expenses in the nine months ended on September 30, 2012 compared with $66 expenses in the nine months ended on September 30, 2011.

NET LOSS. We incurred a net loss of $949 in the nine months ended on September 30, 2012, compared with a net loss of $12 in the nine months ended on September 30, 2011, which represents an increase of $937 in net loss. This increase in net loss was primarily related to the decrease in our revenues, which was mainly due to lower volume of deliveries of our TagSure product to one of our customers located in Europe and to one of our customers located in the United States.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. As of September 30, 2012, we had an accumulated deficit of $17,493, and had positive working capital (current assets less current liabilities) of $1,000. Losses will continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of September 30, 2012.

As of September 30, 2012, we had cash and cash equivalents of $759, compared to $1,392 as of December 31, 2011. This decrease of $633 is primarily due to the net loss of $934 in the nine months ended on September 30, 2012, a decrease of $159 in trade payables in the nine months ended on September 30, 2012 and a decrease of $491 in accrued expenses and other payables in the nine months ended on September 30, 2012 offset by a decrease of $211 in trade receivables in the nine months ended on September 30, 2012 and by a decrease of $506 in short-term deposit.

We had negative cash flow from operating activities of $1,134 in the nine months ended on September 30, 2012, compared to a negative cash flow of $276 in the nine months ended on September 30, 2011. The negative cash flow from operating activities in the nine months ended on September 30, 2012 is attributable mainly to the net loss of $949, a decrease in trade payable of $159 and a decrease in accrued expenses and other payables of $491 offset by a decrease in trade receivables of $211 for the nine months ended September 30, 2012.

We had positive cash flow from investing activities of $501 in the nine months ended on September 30, 2012, compared to a negative cash flow of $516 in the nine months ended on September 30, 2011. The positive cash flow from investing activities in the nine months ended on September 30, 2012 was mainly due to the release of the $506 investment in short-term deposit, while the negative cash flow from investing activities in the nine months ended on September 30, 2011 was primarily due to $506 investment in short-term deposit.

 We did not have any cash flow from financing activities in the nine months ended on September 30, 2012, compared to a negative cash flow from financing activities of $57 in the nine months ended on September 30, 2011. The negative cash flow in the nine months ended September 30, 2011 is mainly due to buyback of Company's shares of $90 offset by proceeds from stock option exercises of $33.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, may no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds would require us to curtail our operations. In view of current market conditions, there can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders would lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        A.           Our contractual obligations and commitments at September 30, 2012 principally include obligations associated with operating lease obligations and the lease of several automobiles. Our total future obligation is approximately $90 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

         B.           During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. These royalties-bearing research and development grants partially cover our innovative research and development RFID project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant was successfully commercialized and resulted in sales' revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest. At the end of 2010, we discontinued our RFID operations. Please also refer to Note 2 to the Notes to Financial Statements included above. If we decide to sell our RFID portfolio of Intellectual Property, the receipts of such sale will first be attributed to pay the $1,905 grants received from the OCS.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2012.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A.
On March 3, 2011, the Company was served with an action initiated by Tzlil Peker, its former Chief Financial Officer. The action that was filed with the Tel Aviv Regional Labor Court, or the Labor Court, includes various claims regarding alleged events surrounding the termination of Mr. Peker's employment, including, amongst others: alleged wrongful termination, as well as alleged failure to pay over-time, travel expenses, various employee benefits, and failure to pay alleged gains from the exercise of employee stock options. The total damages amount which Mr. Peker claims is owed to him is NIS 177 (approximately $45).

On May 8, 2011, the Company filed with the Labor Court an answer, rejecting all of Mr. Peker's claims, as well as a counter-claim, for a total amount of NIS 488 (approximately $125). In its counter-claim, the Company alleges various damages caused to the Company due to Mr. Peker's negligence in fulfilling his duties as Chief Financial Officer of the Company.

On November 2, 2011, a preliminary hearing was held. During the hearing, Mr. Peker's motion to delete certain causes of action included in the Company's counter claim was rejected by the Labor Court.

On February 15, 2012, a second preliminary hearing was held. The Labor Court ordered the parties to mutually discover their documents and submit their depositions. On June 13, 2012, the parties completed documents disclosure and inspection. On July 2, 2012, the Labor Court ordered the parties to submit their depositions (Mr. Peker had until August 10, 2012 and the Company had until 75 days after receiving Mr. Peker's depositions).

On July 5, 2012, the Company responded to Mr. Peker’s motion, which was issued to the Labor Court on June 14, 2012. In his motion Mr. Peker asked that, because of the Company's financial state, the Company deposit a guarantee in order to ensure his costs of up to 100 NIS (approximately $26) and also asked The Labor Court to impose the provisional attachment of up to 177 NIS (approximately $45) (the "Motion"). On July 8, 2012, the Labor Court scheduled a hearing on Mr. Peker’s motion for October 29, 2012.

On October 29, 2012 a hearing regarding the Motion was held. During the hearing the Labor Court ordered the Company to pay to Mr. Peker NIS 50 (approximately $12) in order to terminate all the disputes. The parties signed the settlement agreement and agreed that the amount will be donated to a non-profit organization  named "Beit Noam" and by that Mr. Peker's claim and the Company's counter claim shall terminate. The Company paid the donation on November 1, 2012.

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

In its request for arbitration, Optaglio requests, among other things: (i) that the LCIA declare that the Company breached the Agreement by delivering non-functional SARCode Components to Optaglio, (ii) declare that the Company breached the Agreement by terminating its support for and development of the SARCode Technology prior to the termination of the Agreement, (iii) order the Company to pay to Optaglio the amount of EUR 184 (approximately $238) as a refund for SARCode components delivered, with interest, (iv) order the Company to pay to Optaglio an amount, to be determined, for alleged losses and damages sustained by Optaglio on account of the alleged breach of the Agreement, (v) order the Company to pay to Optaglio the costs and expenses of the arbitration, and (vi) order such further relief as may be available and appropriate under the circumstances.

On April 29, 2012, the Company filed its response with the LCIA, which response included the Company's answer to Optaglio's claims and counter claims in the total amount of EUR 80 (approximately $104) plus interest for payments due and owing to the Company under the Agreement.

Given the current stage of these matters, we cannot predict the outcomes nor estimate the possible losses or range of losses, if any, we could incur if there was an unfavorable outcome with respect to either matter.  However, we believe that we have substantial legal and factual defenses against these claims and intend to vigorously protect our rights.

On November 5 2012, Optaglio and the Company entered into a commercial settlement under which, inter alia, both parties would release all and any claims that they have or may have in relation to each other, without admitting any liability with respect to any of those claims. In return the Company has agreed to pay Optaglio the amount of EUR 180 (approximately $230) and to remove the SARCode components located on Optaglio's premises. Optaglio and the Company have filed a joint application to the LCIA to terminate the arbitration proceedings without any order as to the costs of the arbitration. The parties await the final award from the Tribunal.

ITEM 1A.  RISK FACTORS

WE CONTINUE TO RELY ON OUR MAJOR CUSTOMERS FOR MOST OF OUR REVENUES; THE LOSS OF ANY OF OUR MAJOR CUSTOMERS WILL ADVERSELY AFFECT OUR BUSINESS.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010 respectively, informed us that it lost its government contract, and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the nine months ended on September 30, 2012. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will adversely affect our business, operating results and financial condition. In the nine months ended on September 30, 2012, approximately 1% of our revenues were earned from our largest customer, compared with 46% in the nine months ended on September 30, 2011, while approximately 31% and 6% of our revenues were earned from the other two large customers in the nine months ended on September 30, 2012, compared with 15% and 17%, respectively, in the nine months ended on September 30, 2011. This decrease in our revenues from this customer, combined with decreased revenues from the two other large customers noted above, totaling 38% of our revenues in the nine months ended on September 30, 2012, compared with 78%, in the nine months ended on September 30, 2011, was the main reason for the decrease in our total revenues.

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, OUR CASH RESOURCES MIGHT BE REDUCED TO A LEVEL THAT WILL NOT ENABLE US TO CONTINUE OUR OPERATIONS AND WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, may no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds could require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.**

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

Dated: November 14, 2012	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2012	By: /s/ David (Dadi) Avner
David (Dadi) Avner
Chief Financial Officer
(Principal Financial Officer)