Form 10-K
period 2012-12-31
INKSURE TECHNOLOGIES INC.
filed 2013-03-29
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,872 thousands.

As of March 29, 2013, the Registrant had outstanding 43,173,592 shares of Common Stock, par value $0.01 per share.

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

•
Customizable security inks that are suitable for almost every type of digital and impact printing on a wide variety of surfaces or substrates (e.g., paper documents, plastic identification cards, packaging materials and labels). Some chemical markers can also be incorporated into volume liquids such as fuel.

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

Our uniquely formulated machine-readable taggant-based products provide a customized solution to counterfeiting by creating a unique chemical code for each product line or document batch that can only be authenticated by our readers. We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and systems within our core business, addressing the demands of the evolving markets for brand, product and document protection. As part of the product development process, we intend to work with current and potential customers and leaders in certain industry segments to identify market needs and define appropriate product specifications.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  As reflected in the accompanying financial statements, our operations for the year ended December 31, 2012 resulted in a net loss of $1,076 thousands and negative cash flows from operation activities of $1,297 thousands. We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the year ended December 31, 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

MARKET OPPORTUNITY

There are a growing number of governments, companies, banks, organizations and other entities that recognize, acknowledge and are able to quantify or estimate the scope of their counterfeiting problem. These institutions are willing to invest in security solutions to combat them and are potential customers for our products and services. We believe that the number of entities willing to invest in security solutions will grow as the magnitude of the counterfeiting problem continues to grow. In addition, there has been an increase in regulatory and legislative efforts to countermand counterfeiting, such as legislation in the United States and the U.S. Federal Food and Drug Administration guidelines concerning the incorporation of counterfeit-resistant tools into the packaging of U.S. prescription drugs.

Once the end-user has decided to implement a security plan and introduce new security features or technology, there are various criteria by which the selected technology will be measured. We believe that our products provide a high level of security and flexibility, while remaining cost-effective.

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

INKSURE'S SOLUTIONS

We believe that our authentication technology can be distinguished from other authentication solutions, such as visible and invisible ultra-violet marks, fluorescent taggants, watermarks and fibers, optically variable inks, and holograms, currently offered by our competitors because our solutions offer a high level of security and flexibility while remaining cost-effective. Our technology is based upon multi-disciplinary technologies, including chemistry, spectroscopy, printing, electro-optics and software, customized for each customer. The following are key features of our solutions:

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

FLEXIBILITY. Our solution is highly flexible and is compatible with almost every standard hologram, coating, ink or toner. In addition, we believe that our specialty inks are suitable for printing on any type of surface or substrate for which digital and impact printing is suitable. Our readers are available either as hand-held devices designed for quick and accurate field inspection, or as a technology that can be integrated in existing terminals and readers (e.g., ATMs, magnetic ink character recognition (MICR) readers and access control systems) to allow automated identification and verification in mass quantities. According to the client’s security needs, several different coded inks can be incorporated in a single product or document and the corresponding reader can be programmed to authenticate and verify each of the different codes - and indicate which code was verified.

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

Although we intend to continue marketing our products and services through licensees and strategic alliances, we believe that expanding our customer base through our direct sales personnel and maintaining a direct relationship with the end-user are necessary elements to achieve deep market penetration.

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

For the year ended December 31, 2012, approximately 84% of our revenues were earned from sales of our tagsure codes, while the remaining 16% of our revenues were earned from sales of our various readers.

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

•	POCKETSURE ™ — PEN-SIZED AUTHENTICATION READER

Our PocketSure reader represents an important addition to our highly regarded SignaSure reader line. PocketSure combines handheld, machine-readable detection with forensic-level analysis. At 5.5 inches in length and weighing a mere 2.5 ounces, PocketSure includes single-code memory, audio and visual indicators, and the ability to operate on standard AAA batteries. PocketSure offers a significant benefit for warehouses, return centers, law enforcement agencies and retail organizations seeking to optimize their anti-counterfeiting and “reverse logistics” measures. Its simple-to-read LED, one-button operation, with replaceable batteries also makes it easier to train a larger number of personnel. Our PocketSure and SignaSure can be combined to create multi-level security programs in which a primary level of inspectors employs PocketSure for detection of a base covert code while a secondary level of security specialists employs SignaSure in the field to detect a more complex forensic-level code.

•	MULTISURE ™ — PEN-SIZED AUTHENTICATION READER

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

FuelSure is a portable reader that provides authentication of fuel and other volume liquids from samples. FuelSure reads chemical markers incorporated directly into fuel and identifies if the liquid is counterfeit or has been tampered with. The readers utilize proprietary algorithms and unique electro-optical techniques to authenticate covert TagSure codes FuelSure can store up to ten codes in the memory.

•	SCANSURE ™ — AUTHENTICATION AND TRACK & TRACE READER

InkSure's most sophisticated reader, ScanSure, is a portable reader which preforms authentication as well as trace & trace functions. The reader incorporates not only InkSure's traditional spectral technology, but also relies on imaging and database technology to authenticate holograms and barcodes marked with TagSure codes. The reader is designed to scan a barcode and identify if the item is counterfeit, diverted, produced in excess of actual orders, or illegitimate. The reader is synchronized with the database of the organization using the reader for authentication.

•	SORTSURE ™ — IN-LINE VERIFICATION FOR HIGH-SPEED PROCESSING, QUALITY CONTROL AND AUDIT FUNCTIONS

Our SortSure readers provide high-speed authentication and quality control for automated systems handling high volumes of products. The embedded original equipment manufacturer (“OEM”) kits enable seamless integration with existing equipment, whether backroom processing units, printing presses or inspection systems in distribution/return centers. One model incorporates a mechanized traversing arm for real-time quality control readings over web-based printing presses.

•	SMARTSURE ™ — SMARTPHONE AUTHENTICATION APPLICATION

SmartSure is a mobile phone application that provides authentication of holograms via commercially available smartphones. Like InkSure's dedicated readers, SmartSure identifies the presence of TagSure codes in a substrate. The electro-optical techniques used by SmartSure are similar but not exactly the same as the ones used by InkSure's dedicated readers. The target audience of SmartSure is wider than for our other products with potential users being inspection teams, as well as employees of brand owners and even end-users, the people who use and consume the items being protected.

•	CLOUD-BASED TRACK & TRACE — SAAS TRACK & TRACE SOLUTION

InkSure's track & trace solution tracks the movement of goods throughout the supply chain and will recognize if an item is in the wrong place or if unauthorized items are being sold. In addition, InkSure's track & trace solution will record and collect information on the authenticity of items using our electro-optical techniques. The track & trace solution is designed to be used in conjunction with ScanSure and SmartSure.

All models utilize proprietary technology and unique electro-optical techniques to measure and/or authenticate covert TagSure codes.

COMPETITION

We are aware of other technologies, both covert and overt surface marking techniques, requiring decoding implements or analytical methods to reveal relevant information. These technologies are offered by other companies for the same anti-counterfeiting and anti-diversion purposes for which we market our products. Our competitors, many of whom have greater financial resources than us, include:

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

RESEARCH AND DEVELOPMENT

The technology and know-how upon which our products are based are subject to continued development of materials and processes to meet the demands of new applications and increased competition. We conduct most of our research and development activities through our subsidiary, InkSure Ltd. Our research and development expenses for the year ended December 31, 2012 were $408 thousands compared with $444 thousands for the year ended December 31, 2011. Since discontinuing the research and development on our Radio Frequency Identification, or RFID, product in November 2010, we have focused all of our research and development on our core business products. Our RFID discontinued operations research and development expenses for the year ended December 31, 2011 were $53 thousands compared with non-expenses for the year ended December 31, 2012.

We pursue a process-oriented strategy which includes efforts aimed at developing new or enhanced classes of products and services. As a part of this strategy, we work with potential customers and other members of the industry to identify market needs and define appropriate product specifications.

RAW MATERIALS AND PRINCIPAL SUPPLIERS

The principal raw materials used by us for the manufacturing of our specialty inks include trace amounts of various chemicals and inks suitable for various printing methods. We believe that there are many sources for both these chemicals and the printing inks, which we currently purchase from certain major global suppliers. Some of these chemicals, however, are considered rare, with high prices of $9 thousands per kilogram for certain chemicals. We do not believe that we will have difficulty in continuing to procure these chemicals and printing inks given the number of suppliers from whom they can be procured, including, without limitation, suppliers located in the United States, Europe, China and Japan. We currently subcontract the manufacturing of our specialty inks to various ink suppliers, who incorporate chemicals provided by us into the inks. To maintain the integrity and security of our specialty inks, we do not disclose the precise chemical ingredients to these ink suppliers.

The principal raw materials used by us for the manufacturing of our readers include electronic components, optic components, plastics and other raw materials. We believe that these materials are in good supply and are available from multiple sources. We currently utilize subcontractors for the manufacturing of our readers.

MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

For the fiscal year ended December 31, 2012, revenues from customers in Europe and in North America amounted to approximately 8% and 34%, respectively, versus 57% and 24% respectively for the fiscal year ended December 31, 2011. Customers in Asia accounted for approximately 58% of our 2012 revenues versus 19% for the fiscal year ended December 31, 2011.

Included in such revenues are sales to one customer which represented 1% of our total 2012 revenues versus 50% of our total revenues for the fiscal year ended December 31, 2011.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the year ended December 31, 2012. As a result, one of our customers, which accounted for 5% of our revenues for the year ended December 31, 2011, accounted for 29% of our revenues for the year ended December 31, 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

For the fiscal years ended December 31, 2012 and 2011 respectively, revenues attributed to geographic areas based on the location of our customers were:

	REVENUES FOR THE YEAR ENDED DECEMBER 31, 2012 (dollars in thousands)	REVENUES FOR THE YEAR ENDED DECEMBER 31, 2011 (dollars in thousands)

Europe	$87	$2,137
North America	359	909
Asia	615	702
TOTAL	$1,061	$3,748

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

With respect to the RFID technology, which we continued to develop until November 2010, we have filed five patent families related to various aspects of the RFID technology. Five of our patent families have already matured into patents granted in the United States (US 6,819,244; US 6,997,388; US 6,922,146; US 7,969,281; US 8,167,212). Due to the decrease in our operations, the Company will not continue to protect its portfolio of SARCode intellectual property.

Our patent position is uncertain and may involve complex legal and factual issues. Consequently, we do not know whether our pending patent applications will result in the issuance of any patents, or whether the patents, if issued, will provide significant proprietary protection or will not be circumvented or invalidated. Since patent applications are maintained in secrecy until patents are issued, and since publications of discoveries in scientific or patent literature tend to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or other patent offices to determine the priority of inventions, which could result in substantial cost to us. For further information regarding our proprietary technology, please see to Item 3 “Legal Proceedings”.

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

GOVERNMENT REGULATION

Our scanning devices may be required by customers or any other third parties to comply with the regulations of the U.S. Federal Communications Commission, or FCC, which may require certification, verification or registration of the equipment with the FCC. Certification and verification of new equipment may require testing to ensure the equipment’s compliance with the FCC’s rules. Further testing or new or enhanced regulation may extend the period of product development and commercialization and increase the associated costs. In addition, the equipment must be labeled according to the FCC’s rules to show compliance with these rules. Electronic equipment permitted or authorized to be used by the FCC through our certification or verification procedures must not cause harmful interference to licensed FCC users, and it is subject to radio frequency interference from licensed FCC users. Our common pocket readers are FCC certified.

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

EMPLOYEES

As of December 31, 2012, we had 8 full-time employees, all located in Israel. We consider our relations with our employees to be satisfactory.

The employees of our wholly owned subsidiary InkSure Ltd. are entitled to “Dmey Havra’a” as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra’a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.28% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee’s salary. InkSure Ltd. pays a monthly amount up to 7.5% of each employee’s salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee’s salary. InkSure Ltd. makes cars available to some employees for their exclusive use. InkSure Ltd. pays all costs associated with these cars, whether fixed or variable, including without limitation, fuel, repairs and insurance.

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

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, OUR CASH RESOURCES MIGHT BE REDUCED TO A LEVEL THAT WILL NOT ENABLE US TO CONTINUE OUR OPERATIONS AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, will no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds will require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders will lose their entire investment in our company.

In order to conserve our cash and manage our liquidity, we implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. Our Management has also tightened its cost control, but increased the marketing of our current and new products.

We are experiencing difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution.

As a result of the foregoing factors, there is substantial doubt about our ability to continue as a going concern.

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND WE DO NOT EXPECT TO BE PROFITABLE IN THE FUTURE.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves.  As reflected in the accompanying financial statements, our operations for the year ended December 31, 2012 resulted in a net loss of $1,076 thousands and negative cash flows from operation activities of $1,297 thousands. We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the year ended December 31, 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. In 2012 our cash and cash equivalents decreased by $796 thousands, from $1,392 thousands in 2011. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

We generate all of our revenue from sales of products relating to the “authentication industry.” The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services will be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Our products have not yet achieved any significant market penetration. Market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future. In addition, we may enter into several agreements pursuant to which we may grant third parties broad, exclusive rights to distribute and sell certain aspects of our technology, subject to customary provisions governing confidentiality and nondisclosure. Failure of these third parties to effectively market products and services based upon our technology will have a material adverse effect on our business, operating results, and financial condition due to the lack of revenues expected to be generated from such agreements.

WE ARE FOCUSING ON OUR NEW SMARTPHONE AUTHENTICATION APPLICATION DEVELOPMENT, THE SMARTSURE™. IF WE ARE UNABLE TO DEVELOP OR COMMERCIALIZE THE SMARTSURE™ OR ANY OTHER PRODUCT THAT WE MAY PURSUE IN THE FUTURE, OR EXPERIENCE SIGNIFICANT DELAYS OR UNANTICIPATED COSTS IN DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

We are focusing on development of a new authentication of holograms via a commercially available smartphones product. We may spend significant amounts on attempting to develop the product and there is no assurance that such product will be successfully developed or, if developed, that we will be able to commercialize this product. As with many efforts at new product development, we are experiencing significant delays and incurring significant unanticipated expenses. Accordingly, we may spend significant time, management resources and money on the smartphone application with no material results. Even if we successfully develop our authentication of holograms via commercially available smart phones technology, we may be unable to successfully market our SmartSure products.

OUR SMARTPHONE AUTHENTICATION APPLICATION MUST MEET EXACTING TECHNICAL AND QUALITY SPECIFICATIONS. DEFECTS, ERRORS IN OR INTEROPERABILITY ISSUES WITH OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO OPERATE AS EXPECTED COULD AFFECT OUR REPUTATION, RESULT IN SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR PRODUCTS.

Our SmartSure authentication application may not operate as expected or may contain defects or errors, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. Our customers have demanding specifications for quality, performance and reliability that our SmartSure authentication application must meet. Our products are highly technical and designed to be deployed in large and complex data networks and other settings under a wide variety of conditions. Customers may discover errors, defects, or incompatibilities in our products only after they have been fully deployed and are operating under peak stress conditions. In addition, users of our SmartSure authentication application may experience compatibility or interoperability issues between our products and their enterprise software systems or networks, or between our products and other products they use.

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

OUR RESEARCH AND DEVELOPMENT EFFORT FOR NEW PRODUCTS MAY BE UNSUCCESSFUL.

We incur significant research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. Our research and development efforts are subject to unanticipated delays, expenses and technical problems. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. For example, in November 2010, we discontinued the development of our RFID product and related technologies, after investing in research and development efforts for approximately 5 years and approximately $5 million (net of government grants), because we wanted to focus on our core technology and cash limitations. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

WE CONTINUE TO RELY ON OUR MAJOR CUSTOMERS FOR MOST OF OUR REVENUES; THE LOSS OF A MAJOR CUSTOMER HAS ADVERSELY AFFECT OUR BUSINESS.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010 respectively, informed us that it lost its government contract, and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the year ended December 31, 2012. As a result, one of our customers, which accounted for 5% of our revenues for the year ended December 31, 2011, accounted for 29% of our revenues for the year ended December 31, 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will adversely affect our business, operating results and financial condition. For the year ended December 31, 2012, approximately 1% of our revenues were earned from our previously largest customer, compared with 50% in the year ended December 31, 2011, while approximately 28% and 5% of our revenues were earned from the other two large customers in the year ended December 31, 2012, compared with 13% and 16%, respectively, in the year ended December 31, 2011. This decrease in our revenues from this customer, combined with decreased revenues from the two other large customers noted above, totaling 34% of our revenues in the year ended December 31, 2012, compared with 79%, in the year ended December 31, 2011, was the main reason for the decrease in our total revenues.

MOST OF OUR SALES ARE TO INTERNATIONAL CUSTOMERS; COMPLICATIONS IN INTERNATIONAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

Sales to customers outside of the United States accounted for 66% and 76% of our revenues during 2012 and 2011, respectively. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the United States, we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

WE MAY NOT BE ABLE TO RECEIVE FURTHER RESEARCH AND DEVELOPMENT GRANTS FROM THE GOVERNMENT OF ISRAEL

During 2007 and through the end of 2010, we received a research and development grant of approximately $1,905 thousands from Israel’s Office of the Chief Scientist (at the Ministry of Industry and Trade), or the OCS. Of this amount, a total of $1,805 thousands were received in connection with the research and development of our RFID product, which we discontinued in November 2010.

Due to the decrease in our operations, the Company reduced its research and development activities and did not file for new research and development grants. Accordingly, there is no assurance that further grants may be available to us in the future.

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

WE FACE POTENTIAL LIABILITY DUE TO PRODUCT DEFECTS AND MAY INCUR SIGNIFICANT LIABILITIES IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

Authentication products as complex as those offered by us may contain undetected errors or defects when first introduced or as new versions are released. Despite testing by us and by current and potential customers, errors may be found in new authentication products after commencement of commercial shipments resulting in product recalls and market rejection of our authentication products and resulting in damage to our reputation, as well as lost revenue, diverted development resources and increased support costs. In addition, our products liability insurance, if any, may be insufficient to cover claims-related errors or defects in our authentication products.

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

Lack of financial, personnel and other resources has adversely affected our ability to compete. In 2012 we only had two dedicated sales people. Latin America, Africa and much of Asia are effectively lacking proper sales coverage. The audience that can be reached through print ads, direct mail and e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

WE DEPEND ON THIRD PARTIES FOR INFRASTRUCTURE AND SUPPLIES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

With regard to our products, we are dependent in part on the availability of equipment, supplies and services provided by independent third parties. Currently we use a limited number of suppliers in order to take advantage of volume discounts. If one of our suppliers were unable to meet our supply demands and we could not quickly replace the source of supply, it could have a material adverse effect on our business, operating results and financial condition for several reasons, including a delay of receipt of revenues and damage to our business reputation. Certain taggants we use in the production of our inks are rare. If these are not available, production may be delayed which could result in lost sales or additional costs.

WE DEPEND ON OUR SENIOR MANAGEMENT AND KEY EMPLOYEES, THE LOSS OF WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

Our success depends to a large degree upon the skills of our senior management team and current key employees. We may be unable to retain our existing key personnel or attract and retain additional key personnel. We do not maintain key person life insurance for any of our officers or key employees. We require our executives and key employees to enter non-competition agreements with us. Due to our reliance on our senior management and key employees, the loss of any of our key executives, the use of proprietary or trade secret data by former employees who compete with us, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating results and financial condition.

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

InkSure Ltd. has non-competition agreements with all of its employees. These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, we have been advised by Israeli counsel, that Israeli courts are reluctant to enforce non-compete undertakings of former employees. In specific cases, our competitive position could be greatly harmed if we could not enforce these agreements.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND FOREIGN CURRENCIES MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

We incur expenses for our operations in Israel in New Israeli Shekels (NIS) and translate these amounts into U.S. dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily British Pounds, Euros and NIS, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

WE ARE EXPOSED TO SPECIAL RISKS IN FOREIGN MARKETS WHICH MAY RESTRICT OUR ABILITY TO CONVERT LOCAL CURRENCY INTO U.S. DOLLARS AND THEREBY FORCE US TO CURTAIL OUR BUSINESS OPERATIONS.

In conducting our business in foreign countries, we are subject to political, economic, legal, operational and other risks that are inherent in operating in other countries. These risks range from difficulties in settling transactions in emerging markets to possible nationalization, expropriation, price controls and other restrictive governmental actions. We also face the risk that exchange controls or similar restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency received or held by it in their countries into U.S. dollars or other currencies, or to take those dollars or other currencies out of those countries.

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

ICTS International, N.V. and its affiliates, or ICTS, beneficially own, 9,915,555 shares of our common stock, representing, as of December 31, 2012, approximately 22.97% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS has not exercised any such influence in a way that would materially or adverse affect the Company.

OUR CERTIFICATE OF INCORPORATION CONTAINS ANTI-TAKEOVER PROVISIONS WHICH COULD ADVERSELY AFFECT THE VOTING POWER OR OTHER RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and our board of directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Such authority, together with certain provisions of Delaware law and of our certificate of incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders of the common stock. Although we have no present intention to issue any additional shares of our preferred stock, we may do so in the future. The board of directors of a Delaware corporation may issue rights, options, warrants or other convertible securities, or rights entitling its holders to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the board of directors. Our board of directors is free, subject to their fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude significant stockholders from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing contained in our certificate of incorporation will prohibit our board of directors from using these types of rights in this manner.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board, or OTCBB, under the symbol “INKS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to December, 31, 2012, our common stock traded at prices ranging from $0.03 to $0.38. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

ALTHOUGH OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER EVALUATED OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONSIDERED IT EFFECTIVE AS OF DECEMBER 31, 2012, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATIONS OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2012 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

In its request for arbitration, Optaglio claimed an alleged breach of the Commercial Cooperation Agreement, or the Agreement, entered between the Company and Optaglio on June 26, 2009.

The Agreement was entered in connection with the Company's experimental RFID technology, which was discontinued (including all related research and development), as of the end of 2010.

In its request for arbitration, Optaglio requested, among other things: (i) that the LCIA declare that the Company breached the Agreement by delivering non-functional SARCode Components to Optaglio, (ii) declare that the Company breached the Agreement by terminating its support for and development of the SARCode Technology prior to the termination of the Agreement, (iii) order the Company to pay to Optaglio the amount of EUR 184 thousands (approximately $238 thousands) as a refund for SARCode components delivered, with interest, (iv) order the Company to pay to Optaglio an amount, to be determined, for alleged losses and damages sustained by Optaglio on account of the alleged breach of the Agreement, (v) order the Company to pay to Optaglio the costs and expenses of the arbitration, and (vi) order such further relief as may be available and appropriate under the circumstances.

On April 29, 2012, the Company filed its response with the LCIA, which response included the Company's answer to Optaglio's claims and counter claims in the total amount of EUR 80 thousands (approximately $104 thousands) plus interest for payments due and owing to the Company under the Agreement.

On November 5, 2012, Optaglio and the Company entered into a commercial settlement under which, inter alia, both parties would release all and any claims that they have or may have in relation to each other, without admitting any liability with respect to any of those claims. In return the Company has agreed to pay Optaglio the amount of EUR 180 thousands (approximately $230 thousands) and to remove the SARCode components located on Optaglio's premises. Optaglio and the Company have filed a joint application to the LCIA to terminate the arbitration proceedings without any order as to the costs of the arbitration.

On November 22, 2012, the LCIA issued a Consent Award whereas: within 8 (eight) business days of the date of the Consent Award, the Company will pay to Optaglio the amount of EUR 180 thousand (approximately $230 thousand) and within 30 days of the Consent Award, the Company will remove the SARCode components located on Optaglio's premises at its own costs.

On November 30, 2012 the Company paid to Optaglio the amount of EUR 180 thousand (approximately $230 thousand).

On December 3, 2012, Optaglio and the Company entered into a Mandate Agreement under which the Company authorized Optaglio to remove the SARCode components located on Optaglio's premises at the Company’s expenses. Optaglio is obliged to remove the SARCode components within 30 days from the date of the Consent award.

The removal has had been concluded and no further actions or obligations between the parties will be required.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of our common stock as reported by the OTCBB under the symbol “INKS” for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR 2011
1st Quarter	$0.18	$0.09
2nd Quarter	$0.15	$0.06
3rd Quarter	$0.14	$0.06
4th Quarter	$0.12	$0.06

FISCAL YEAR 2012
1st Quarter	$0.38	$0.10
2nd Quarter	$0.21	$0.06
3rd Quarter	$0.11	$0.03
4th Quarter	$0.11	$0.05

FISCAL YEAR 2013
1st Quarter (through March 29, 2013)	$0.08	$0.05

As of March 29, 2013, there were 70 holders of record of our common stock.

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

In February 2012, holders of the Company’s warrants exercised 29,567 warrants of the Company into 5,900 shares of the Company’s stock on a cashless basis. The exercise of these warrants into shares of the Company was made pursuant to an exemption from registration in reliance on Rule 4(a)(2) of the Securities Act of 1933.

ITEM 6.                 SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes located in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.

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

Our TagSure™ solutions (previously known as "SmartInk") enable authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings. The combination of markers, inks and materials produce electro-optic “signatures” - unique codes that are seamlessly incorporated into the printed media used by the customer. Proprietary computerized readers, available in hand-held, stationary and modular kit configurations, quickly verify these codes by manual or automatic operation. By focusing on customer-driven solutions, we are able to offer added value through enhanced reader functionality, including high-speed automatic sorting, one-to-many code matching, first and second level track-and-trace, code activation at the point of distribution and detrimental authentication for debit applications. The inherent flexibility of our technology also enables overlaying the machine-readable codes onto holograms and other overt features, resulting in multi-layered security that is both effective and economical.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  As reflected in the accompanying financial statements, our operations for the year ended December 31, 2012 resulted in a net loss of $1,076 thousands and negative cash flows from operation activities of $1,297 thousands. We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the year ended December 31, 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

REVENUES

For the year ended December 31, 2012, approximately 66% of our revenues were earned from customers located outside the United States compared with 76% for the year ended December 31, 2011. For the year ended December 31, 2012, approximately 1% of our revenues were earned from one customer located in Europe compared with 50% from such customer for the year ended December 31, 2011.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result there is no certainty that it will continue to purchase our products at the same levels as before, or at all. In addition, we have experienced a reduction in orders from two other large customers in the year ended December 31, 2012. As a result, one of our customers, which accounted for 5% of our revenues for the year ended December 31, 2011, accounted for 29% of our revenues for the year ended December 31, 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition. For the year ended December 31, 2012, approximately 1% of our revenues were earned from our previous largest customer, compared with 50% in the year ended December 31, 2011, while approximately 28% and 5% of our revenues were earned from the other two large customers in the year ended December 31, 2012, compared with 13% and 16%, respectively, in the year ended December 31, 2011. This decrease in our revenues from this customer, combined with the decreased revenues from the two other large customers noted above, totaled 34% of our revenues in the year ended December 31, 2012, compared with 79%, in the year ended December 31, 2011, was the main reason for the decrease in our total revenues.

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

TAXES

We have not recorded any income tax benefit for net losses incurred for any period from inception to December 31, 2012. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2012	2011

Revenues	100%	100%
Cost of revenues	49	24

Gross profit	51	76

Operating expenses:
Research and development	38	12
Selling and marketing	41	31
General and administrative	63	40
Total operating expenses	142	83

Operating loss	(91)	(7)
Financial income (expense), net	11	(2)
Taxes on income	0	(0)
Net loss from continued operations	(80)	(9)
Net loss from discontinued operations	(21)	(4)
Net loss	(101)	(13)

YEAR ENDED DECEMBER 31, 2012 COMPARED WITH YEAR ENDED DECEMBER 31, 2011 (dollars in thousands)

REVENUES. Revenues consist of gross sales of products less discounts. Our potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, decreased by $2,687, or by 72%, to $1,061 in the fiscal year ended 2012 from $3,748 in the fiscal year ended 2011. This decrease in revenues was mainly due to lower volume of deliveries of our TagSure product to one of our customers located in Europe and to one of our customers located in the United States. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance and that could create quarter over quarter variability in one or more of our financial measures.

Due to our financial condition, we no longer have sufficient resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 66% and 76% of our revenues for the fiscal years ended December 31, 2012 and 2011, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $376, or 42%, to $517 in 2012, from $893 in 2011. Cost of revenues as a percentage of revenues was 49% in 2012, compared with 24% in 2011. The increase in cost of revenues in percentage terms in 2012 was primarily related to a mix of sales of products with lower profitability in 2012.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $36, or 8%, to $408 in 2012 from $444 in 2011. This decrease in research and development expenses was primarily related to the decrease in our operations which resulted in lower payroll expenses of $33 and lower subcontractors’ expenses of $3.

We did not capitalize research and development expenses in 2012 and 2011, as all such expenses have been charged to operating expenses as incurred.

On March 26, 2012, we received from the OCS a final demand to return a total amount of $84 thousands. In its demand, the OCS claimed that some of the expenses included in the last grant were not approved. The Company paid the amount to the OCS in two installments in April and May 2012.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $728, or 63%, to $432 in 2012, from $1,160 in 2011. This decrease in selling and marketing expenses was primarily related to the decrease in our operations which resulted in a decrease in payroll expenses of $414, a decrease in non-cash share based compensation expenses of $273 related to the impact of ASC Topic 718-10, "Share Based Payment" and a decrease in other expenses of $41 (mainly advertising and travel expenses).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $854, or 56%, to $666 in 2012, from $1,520 in 2011. This decrease in general and administrative expenses was primarily related to the decrease in our operations which resulted in lower payroll expenses in an amount of $348, lower board fees of $160 (on May 14, 2012, the board of directors agreed to forego their yearly compensation until our financial condition improves), lower non-cash share based compensation expenses in an amount of $314 related to the impact of ASC Topic 718-10, "Share Based Payment" and lower legal and professional fees of $32. We have taken steps to reduce as much of our General and administrative expenses as possible.

General and administrative expenses in 2012 included non-cash share based compensation expenses of $53.

FINANCIAL INCOME (EXPENSES), NET. Financial income (expenses), net increased by $170, or 293%, to $112 in 2012, from financial expense, net of $58 in 2011. This change in financial income (expense), net was primarily related to an increase of $43 in financial income (expense), net due to exchange rates changes and increase of $127 in non-cash financial income related to the Company’s warrants.

 NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our board of directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses and general and administrative expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools and legal expenses. The discontinued operation expenses increased by $73, or 48%, to $226 in 2012, from $153 in 2011. This increase in net loss from discontinued operations was primarily related to higher legal expenses of $126 and lower subcontractor’s expenses of $66 offset by a decrease of $13 in government research and development grants.

NET LOSS. We incurred a net loss of $1,076 in 2012, compared with a net loss of $489 in 2011, which represents an increase of $587 in net loss. This increase in net loss was primarily related to the decrease in our revenues, which was mainly due to lower volume of deliveries of our TagSure product to one of our customers located in Europe and to one of our customers located in the United States.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

We have incurred substantial losses since our inception in April 1997. As of December 31, 2012, we had an accumulated deficit of $17,620 and a positive working capital (current assets less current liabilities) of $790. Losses may continue in the foreseeable future.

Capital expenditures were $7 in 2012 and $22 in 2011. These expenditures were principally for computers and research and development equipment purchases. We do not have any material commitments for capital expenditures as of December 31, 2012.

As of December 31, 2012, we had cash, cash equivalents and short-term deposits of $596, compared to $1,898 in 2011. We had negative cash flow from operating activities of $1,297 in 2012 compared to a positive cash flow from operating activities of $65 in 2011. The negative cash flow from operating activities in 2012 is attributable mainly to the decrease in our revenues of $2,687 to $1,061 in the year ended December 31, 2012 from $3,748 in the year ended December 31, 2011. The positive cash flow from operating activities in 2011 is attributable mainly to the adjustments for share based compensation totals of $649 and the increase in accrued expenses and other payables of $224 which were required to reconcile the net loss of $489 into the net cash of $65 provided from operating activities.

We had a positive cash flow from investing activities of $501 in 2012 compared to negative cash flow of $525 in 2011. The positive cash flow from investing activities in 2012 was primarily due to release of short-term deposit of $506, while the negative cash flow in 2011 was primarily due to investment in the same short-term deposit of $506.

We had no activity from financing activities in 2012 compared to a negative cash flow from financing activities of $57 in 2011. The negative cash flow in 2011 was due to the buyback of the Company’s shares for $90, less proceeds from option exercises of $33. In February 2012, the Company granted 2,055, 604 restricted shares to Mr. Tal Gilat, equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, will no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds will require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders would lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. Our management has also tightened its cost control, but increased the marketing of our current and new products.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS (dollars in thousands)

Our contractual obligations and commitments as of December 31, 2012 principally include obligations associated with our office lease obligations and the lease of several automobiles which expire on various dates, the latest of which is in September 2013.  The future lease payments under non-cancelable office and car leases as of December 31, 2012, are as follows:

2013	$65

We expect to finance these contractual commitments from cash on hand and cash generated from operations.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2012.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 29, 2013. In addition, Mr. Pierre L. Schoenheimer was one of our directors until he passed away in January 2013.

NAME	AGE	POSITION

EXECUTIVE OFFICERS
Tal Gilat	41	President and Chief Executive Officer
David (Dadi) Avner	40	Chief Financial Officer

NON-EMPLOYEE DIRECTORS
Gadi Peleg	38	Chairman
Alon Raich	37	Director
David W. Sass	77	Director and Secretary
Jonathan Bettsak	43	Director

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

ALON RAICH joined us in December 2009 as a director. Mr. Raich is a Certified Public Accountant admitted to practice in Israel since 2004. In 2005 he joined ICTS, an aviation security company traded on the OTCBB (OTC: ICTSF), as Controller, and since 2008 acts as its Chief Financial Officer. Between the years 2001 – 2005, Mr. Raich worked in the accounting firm, Kesselman & Kesselman, a member of PriceWaterhouseCoopers International Limited. Mr. Raich holds a B.A. in economics and accounting and an M.A. in law, both from Bar-Ilan University, Israel.

DAVID W. SASS joined us in February 2003 as a director. Mr. Sass is a director and officer of other private companies. For the past 51 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS, an aviation security company traded on the OTCBB (OTC: ICTSF.OB), an honorary trustee of Ithaca College and a Director of Temple University Law Foundation. Mr. Sass holds a B.A. from Ithaca College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, except for one Form 3 and one Form 4 filed by Viktor Goldovsky, our former Director of Sales and Business Development.

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

CORPORATE GOVERNANCE

AUDIT COMMITTEE.  The Audit Committee currently has two members: Messrs. Alon Raich (Chairman) and David W. Saas. The Audit Committee recommends the Company’s board of directors to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standard promulgated by the SEC, as such standards apply specifically to members of audit committees. The board of directors has determined that Alon Raich is an “audit committee financial expert” as the SEC has defined that term in Item 407 of Regulation S-K and believes that Mr. Raich and Mr. Sass are independent directors with the meaning of NASDAQ Rule 5605(a)(2) based on their qualifications described above. The Audit Committee written charter is available upon request from the Company's Chief Financial Officer.

COMPENSATION COMMITTEE. The role of the Compensation Committee is to advise and make recommendations to the board of directors relating to the compensation of the Company’s executive officers, administration of all plans of the Company under which Company securities may be acquired by directors, executive officers, employees and consultants and to produce the report on executive compensation, if required, in the Company’s annual proxy statement in accordance with applicable rules and regulations. The current members of our Compensation Committee are Messrs. David W. Sass and Jonathan Bettsak, both of whom are independent directors. The Committee will report to the board of directors which will have the final decisions with respect to all such matters. The Compensation Committee written charter is available upon request from the Company's Chief Financial Officer.

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

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and had annual total compensation greater than $100; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year. These officers are referred to as our named executive officers.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(2)	NONEQUITY INCENTIVE PLAN COMPENSATION ($)(3)	ALL OTHER COMPENSATION ($)(4)	TOTAL ($)

Tal Gilat
PRESIDENT AND CHIEF EXECUTIVE OFFICER	2012	227	–	35	–	19	281
	2011	280	426	75	272	20	1,073

David (Dadi) Avner
CHIEF FINANCIAL OFFICER	2012	146	–	14	–	14	174
	2011	129	–	28	–	14	171

(1) Stock awards costs are measured according to the grant date fair market value in accordance with ASC Topic 718-10, “Share-Based Payment” and with ASC Topic 718-20, “Share-Based Payment Measurement”. According to Mr. Gilat’s employment agreement, he was to receive shares of the Company’s common stock equal to 2.5% of the outstanding shares of the Company as of December 31, 2011 and in 2012 another 2.5% of the outstanding shares of the Company as of December 31, 2011, totaling 5% of the outstanding equity of the Company. In February 2012, the Company granted 2,055,604 restricted shares to Mr. Tal Gilat, equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011. The entire Share-Based Payment expenses were recorded in 2011.

(2) Options awards costs are measured according to the grant date fair market value in accordance with ASC Topic 718-10, “Share-Based Payment”. For a disclosure of the assumptions made in the valuation of the options awards, please see Note 2 “Significant Accounting Policies” in the attached Financial Statements.

(3) MBO criteria consist of specific revenues, new customers and new channel partners milestones.

(4) For use of company car.

EMPLOYMENT AGREEMENTS

On March 2, 2010, the board of directors appointed Mr. Tal Gilat as President and Chief Executive Officer of the Company. Under his employment agreement, Mr. Gilat is entitled to a base salary of NIS 50,000 per month. In addition, Mr. Gilat is entitled to targeted 2010 Management By Objectives, or MBO, gross bonus of up to NIS 480,000 (at 100% achievement, in accordance with the MBO targets set by the Company's board of directors. The MBO criteria consist of specific revenues, new customers and new channel partners milestones). Furthermore, the Company pays an additional sum of up to 15.83% of the base salary towards a manager's insurance policy, and an amount equal to 7.5% of the base salary for an advanced study fund, both in the name of Mr. Gilat. Mr. Gilat is also entitled to a company car and cell phone in accordance with the Company's policies. Mr. Gilat is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment, the Company granted to Mr. Gilat options to purchase up to 700,000 shares of the Company's common stock according and subject to the provisions of the Company's 2002 Employee, Director and Consultant Stock Option Plan, or the Option Plan. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments up until March 2, 2013. As of March 29, 2013, all the 700,000 options had vested.

On March 1, 2011, Mr. Gilat’s base salary was increased to sixty thousands NIS (NIS 60,000) and the tax-exemption limitation on the parties' contributions to the employees' advanced study fund ("Keren Hishtalmut") was canceled, so that the parties' contributions (Company - 7.5% of Base Salary and Employee - 2.5% of Base Salary) were made from the Employee's entire Base Salary, without regard to such tax-exemption limitation.

On January 9, 2012, the Compensation Committee reviewed Mr. Gilat’s compensation package for 2011 and determined it needed to be revised.  The Compensation Committee recommended that the total compensation package, should be $425 thousands inclusive of all Israeli social benefits (“Bituach Menahalim, Keren Hishtalmut” etc.), plus an automobile and automobile expenses based upon the current vehicle supplied to Mr. Gilat. In addition, the Compensation Committee recommended that Mr. Gilat receive such number of shares of common stock of the Company for the year 2011, equal to 2.5% of the total issued and outstanding stock capital of the Company, all under the terms of the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

With respect to Mr. Gilat’s compensation for the year 2012, the Compensation Committee authorized a total compensation package salary of $300 thousands, inclusive of all Israeli social benefits (“Bituach Menahalim, Keren Hishtalmut” etc.), plus a car as outlined in the previous paragraph, plus a bonus arrangement up to $150 thousands, payable according to a formula that Mr. Peleg (the chairman of the board of directors) would develop and disclose for approval to the full board of directors. The MBO formula is based on the 2012 budget, approved by the board of directors on January 25, 2012 and it consists of specific revenues and EBITDA milestones. The MBO, if earned, shall be paid within two weeks after the audit for the year end December 31, 2012 has been completed.  In the event the business is sold during the year, then the MBO, if earned would be pro-rated. Notwithstanding the foregoing, the Compensation Committee and/or the board of directors have the right to grant additional bonuses based on extraordinary performance in their sole discretion, payable in cash, stock or options or a combination thereof. In 2012, the MBO criteria were not met and the Company did not record any liability for bonuses.

In addition, Mr. Gilat would receive shares of the Company’s common stock equal to 2.5% of the outstanding shares of the Company as of December 31, 2011 and another 2.5% of the outstanding shares of the Company in 2012, totaling into 5% of the outstanding equity of the Company. In February 2012, the Company granted 2,055, 604 restricted shares to Mr. Tal Gilat, equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011.
In addition, in the event the Company is sold and Mr. Gilat facilitates the sale of the Company, he shall receive an additional bonus of 5% of the net consideration received in the sale on the same basis that the consideration is received. As an example, if the payout of the sale consideration is over a period of years, the bonus would be paid out on the same basis.

On May 14, 2012, the board of directors reviewed the cash position of the Company and the rate of burn. After discussion, the board of directors approved a substantial reduction in cost in all areas of the Company’s operations and a 50% salary reduction to $150,000, beginning in June 2012.

On September 21, 2010, the board of directors appointed Mr. David (Dadi) Avner, the former controller of the Company's subsidiary, InkSure Ltd., as Chief Financial Officer of the Company. Mr. Avner continued to be an employee of InkSure Ltd. Under his employment agreement with InkSure Ltd., Mr. Avner is entitled to a base salary of NIS 22,500 per month. In addition, Mr. Avner is entitled to an additional monthly gross amount of NIS 7,500 as global compensation for overtime hours. Furthermore, InkSure Ltd. pays him an amount of up to 13.83% of the salary towards his manager's insurance fund, and an additional amount equal to 7.5% of the salary for his advanced study fund. Mr. Avner is also entitled to a company car, cell phone and laptop computer in accordance with InkSure Ltd.'s policies. Mr. Avner is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment, Mr. Avner was granted stock options to purchase up to 400,000 shares of the Company's common stock according and subject to the provisions of the Option Plan. The options are exercisable at $0.16 per share and vest in four equal annual installments, the last of which is on October 14, 2014.

Beginning in February 2012, Mr. Avner’s base salary was increased to NIS 26,250 per month. In addition, Mr. Avner is entitled to an additional monthly gross amount of NIS 8,750 as global compensation for overtime hours.

Our officers, like our employees, are entitled to “Dmey Havra’a” as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra’a is an employee benefit program whereby employees receive payments from their employer for vacation. In addition, InkSure Ltd. pays a monthly amount equal to 14.28% of the salary of each employee to an insurance policy, pension fund or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee’s salary. InkSure Ltd. pays a monthly amount up to 7.5% of each employee’s salary to an educational fund in the name of such employee. Each employee pays a monthly amount to such fund equal to 2.5% of such employee’s salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2012 for each of our named executive officers.

	Number	Number of
	of	Securities
	Securities	Underlying
	Underlying Options	Unexercised Options
	Unexercised	(#)		Option
	(#)	Unexercisable	Option Exercise	Expiration
Name	Exercisable (1)	(1) (2)	Price ($)	Date

Tal Gilat (3)	635,833	64,167	0.38	03/02/2015

David (Dadi) Avner (4)	200,000	200,000	0.16	10/11/2015

(1)	The options were granted pursuant to our 2002 Option Plan.

(2)	The outstanding option agreements issued under our 2002 Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

(3)
On March 2, 2010, Mr. Gilat was granted stock options to purchase 700,000 shares of common stock. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments until March 2, 2013. As of March 29, 2013, all the 700,000 options had vested.

(4)
On October 14, 2010, Mr. Avner was granted stock options to purchase 400,000 shares of common stock. The options are exercisable at $0.16 per share and vest in four equal annual installments commencing October 14, 2011, and the last of which is on October 14, 2014.

During 2012, we did not grant any new stock options to our employees.

DIRECTOR COMPENSATION

On May 14, 2012, the board of directors reviewed the cash position of the Company and the rate of burn. After discussion, the board of directors approved a substantial reduction in cost in all areas of the Company’s operations and the cancellation of all director compensation for the year 2012.

At fiscal year end: (1) Mr. Peleg’s aggregate number of stock awards totaled 277,778 and his aggregate number of option awards outstanding totaled 1,250,000; (2) Mr. Raich’s aggregate number of stock awards totaled 62,500 and his aggregate number of option awards outstanding totaled 160,000; (3) Mr. Sass’s aggregate number of stock awards totaled 62,500 and his aggregate number of option awards outstanding totaled 180,000; and (4) Mr. Bettsak’s aggregate number of stock awards totaled 48,611.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 29, 2013, concerning the beneficial ownership of the Company’s voting securities of (i) each current member of the board of directors, (ii) the executive officers included in the Summary Compensation Table above, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

As of March 29, 2013, we had 43,173,592 shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS**
Gadi Peleg (2)	4,727,778	10.64%
Jonathan Bettsak	3,248,611	7.52%
Tal Gilat (3)	2,755,604	6.28%
Alon Raich (4)	422,500	*
David W. Sass (5)	249,853	*
David (Dadi) Avner (6)	200,000	*
Executive officers and directors as a group (6 persons)	11,604,346	26.46%

5% STOCKHOLDERS

ICTS International N.V. and affiliates (7)	9,915,555	22.97%
James E. Lineberger and affiliates (8)	2,675,386	6.20%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Except as otherwise indicated, the address of each beneficial owner is c/o InkSure Technologies Inc., 589 Fifth Avenue, New York, NY 10017.

1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of March 29, 2013. Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2)	Includes stock options to purchase up to 1,250,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 29, 2013.

(3)
Includes 2,055,604 restricted shares granted in February 2012 and stock options to purchase up to 700,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 29, 2013.

(4)	Includes stock options to purchase up to 160,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 29, 2013.

(5)	Includes stock options to purchase up to 180,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 29, 2013.

(6)	Includes stock options to purchase up to 200,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 29, 2013.

(7)
Includes 544,118 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,075,676 shares of common stock beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, N.V.; and 6,295,761 shares of common stock owned by ICTS International N.V. ICTS-USA, Inc.'s, ICTS Information Systems, B.V.'s and ICTS International N.V.’s address is Biesboch 225, 1181 JC Amstelveen, Netherlands. This information is based solely on information provided by the Company’s Transfer Agent, Pacific Stock Transfer Company on March 29, 2013.

(8)
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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2012. Our stockholder approved equity compensation plan consists of: (i) the Option Plan, and (ii) the Stock Plan.

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plans approved by security holders	3,090,000	$0.21	4,569,165
Equity compensation plans not approved by security holders(1)	50,000	$1.40	0
TOTAL	3,140,000		4,569,165

(1) See Note 9(C) “Stock Warrants” in the attached Financial Statements for the terms of these warrants.

In February 2012,  Mr. Gilat was granted 2,055,604 restricted shares of the Company under the Stock Plan, equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

We had no related persons transactions in 2012 or 2011.

DIRECTOR INDEPENDENCE

As our common stock is currently traded on the OTCBB, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. Nonetheless, of the four directors currently serving on the board of directors, we believe that David W. Sass, Alon Raich and Jonathan Bettsak are independent directors within the meaning of NASDAQ Rule 5605(a)(2).

As disclosed in Item 10 “Directors, Executive Officers and Corporate Governance” Mr. Sass also serves as a director of ICTS, traded on the OTCBB (OTC: ICTSF) and Mr. Raich serves as its Chief Financial Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAC, for the audit of our annual financial statements for the years ended December 31, 2012 and December 31, 2011 and fees billed for other services rendered by BAC during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2012	DECEMBER 31, 2011

Audit fees (1)	$28	$28
Audit related fees	$0	$0
Tax fees (2)	$0	$12
All other fees (3)	$0	$5
Total	$28	$45

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail***

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
INKSURE TECHNOLOGIES INC.

We have audited the accompanying consolidated balance sheets of InkSure Technologies Inc. ("the Company") and its subsidiaries as of December 31, 2012, and 2011 and the related consolidated statements of operations, stockholders'   equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2012, and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United states of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative cash flows from operation raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRIGHTMAN ALMAGOR ZOHAR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER FIRM OF DELOITTE TOUCHE TOHMATSU

Tel-Aviv, Israel
March 29, 2013

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	DEC 31,	DEC 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$596	$1,392
Restricted Cash (Note 8(B))	15	14
Short-term deposit	-	506
Trade receivables	145	536
Other accounts receivable and prepaid expenses (Note 3)	24	50
Inventories (Note 4)	322	407

TOTAL CURRENT ASSETS	1,102	2,905

PROPERTY AND EQUIPMENT, NET (NOTE 6)	48	66
LONG TERM DEPOSIT	6	8

TOTAL ASSETS	$1,156	$2,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$84	$221
Employees and payroll accruals	93	149
Accrued expenses and other payables	135	551
Liabilities related to discontinued operations (Note 5)	-	100

TOTAL CURRENT LIABILITIES	312	1,021

Warrants to issue shares	106	212
Commitments and other contingent liabilities (Note 8)	–	–

TOTAL LIABILITIES	418	1,233

STOCKHOLDERS’ EQUITY:
Capital Stock (Note 9):
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of December 31, 2012 and as of December 31, 2011	–	–
Common stock of $0.01 par value - Authorized: 75,000,000 as of December 31, 2012 and as of December 31, 2011; Issued and outstanding: 43,173,592 shares as of December 31, 2012 (41,112,088 shares as of December 31, 2011)	432	411
Additional paid-in capital	17,808	17,761
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,620)	(16,544)

TOTAL STOCKHOLDERS’ EQUITY	738	1,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,156	$2,979

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2012	2011

Revenues (Note 12)	$1,061	$3,748
Cost of revenues	517	893

Gross profit	544	2,855

Operating expenses:
Research and development	408	444
Selling and marketing	432	1,160
General and administrative	666	1,520
Total operating expenses	1,506	3,124

Operating loss	(962)	(269)

Financial income (expense), net	14	(29)
Financial income (expenses) related to convertible notes and warrants, net	98	(29)
Total financial income (expenses), net (Note 11)	112	(58)

Net loss before taxes	(850)	(327)
Taxes on income	-	(9)

Net loss from continued operations	(850)	(336)

Net loss from discontinued operations (Note 5)	(226)	(153)

Net loss	$(1,076)	$(489)

Net loss per share from continuing operations:
Basic	$(0.02)	$(0.01)

Net loss per share from discontinued operations:
Basic	$(0.01)	$(0.00)

Net loss per share:
Basic	$(0.03)	$(0.01)

Weighted average number of common stock used in computing basic net loss per share	42,919,854	41,803,956

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	SHARE CAPITAL	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS EQUITY

BALANCE AS OF JANUARY 1, 2011	$415	$17,068	$118	$(16,055)	$1,546

Stock based compensation	–	649	–	–	649
Board members share issuance	5	92	–	–	97
Buyback of Company’s shares	(12)	(78)	–	–	(90)
Exercise of 264,750 options into 264,750 shares of common stock	3	30	–	–	33
Net loss	–	–	–	(489)	(489)

BALANCE AS OF DECEMBER 31, 2011	$411	$17,761	$118	$(16,544)	$1,746

Stock based compensation	–	60	–	–	60
CEO share-based payment	21	(21)	–	–	–
Cashless exercise of 29,567 warrants into 5,900 shares of common stock	(*)–	8	–	–	8
Net loss	–	–	–	(1,076)	(1,076)

BALANCE AS OF DECEMBER 31, 2012	$432	$17,808	$118	$(17,620)	$738

(*) Less than 1

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. DOLLARS IN THOUSANDS

	YEAR ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,076)	$(489)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25	23
Decrease (increase) in restricted cash balances	(1)	18
Decrease (increase) in trade receivables	391	(317)
Decrease (increase) in other accounts receivable and prepaid expenses	26	(7)
Decrease (increase) in inventories	85	(178)
Decrease in assets related to discontinued operations	-	93
Increase (decrease) in trade payables	(137)	74
Increase (decrease) in employees and payroll accruals	(56)	18
Changes in warrants to issue shares	(98)	29
Share based compensation	60	649
Expenses related to issuance of shares	-	5
Increase (decrease) in accrued expenses and other payables	(416)	224
Decrease in liabilities related to discontinued operations	(100)	(77)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,297)	65

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7)	(22)
Release of (Investment in) short-term deposit	506	(506)
Long-term lease deposits made	2	3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	501	(525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercise, net	-	33
Buyback of Company’s shares	-	(90)

NET CASH USED IN FINANCING ACTIVITIES	-	(57)

Decrease in cash and cash equivalents	(796)	(517)
Cash and cash equivalents at the beginning of the year	1,392	1,909

Cash and cash equivalents at the end of the year	$596	$1,392

NON-CASH TRANSACTIONS
Expenses related to issuance of shares	$-	$92
Secu-System settlement	$-	$234
CEO share-based payment	$21	$-
Warrants cashless exercise	$8	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - GENERAL

A.
InkSure Technologies Inc., and its subsidiaries, together, or the Company, was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, the Company effected a reincorporation from Nevada to Delaware, through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated on June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereupon renamed itself InkSure Technologies Inc.

The Company specializes in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. The Company conducts its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation incorporated in May 2000 (formerly known as InkSure Technologies Inc., which as  of December 31, 2012 is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (as of December 31, 2011, InkSure RF Inc. is inactive).

All the figures are presented in U.S. Dollars in thousands (except for share and per share data).

B.
The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves. As reflected in the accompanying financial statements, during the year ended December 31, 2012, the Company sustained a net loss of $1,076 and negative cash flows from operation activities of $1,297. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result it stopped purchasing our products. In addition, we have experienced a reduction in orders from two other large customers in the year ended December 31, 2012. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

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

The majority of the sales of Inksure Inc., our U.S. subsidiary, are made in U.S. dollars. In addition, a substantial portion of the U.S. subsidiary’s costs is incurred in U.S. dollars and the majority of the expenses of, InkSure Ltd., the Israeli subsidiary, is paid in New Israeli Shekels, or NIS; however, most of the expenses are denominated and determined in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Basic and diluted net profit (loss) per share is presented in accordance with ASC Topic 260 “Earnings Per Share” for all periods presented. Basic and diluted net profit (loss) per share of common stock was determined by dividing net profit (loss) attributable to common stock holders by weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for year 2012 presented as the effect of the Company’s potential additional shares of common stock were anti-dilutive.

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive for fiscal year 2012. The total number of shares related to the outstanding options, warrants and convertible debt excluded from the calculations of diluted net loss per share were 5,363,433 and 6,013,000 for the years ended December 31, 2012 and 2011 accordingly.

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

Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under ASC Topic 718 which were $60 and $649 during 2012 and 2011, respectively.

We did not grant any new stock options in the year ended December 31, 2012.

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

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	AS OF DECEMBER 31,
	2012	2011

Government authorities	$8	$26
Prepaid expenses	16	24

	$24	$50

NOTE 4 - INVENTORIES

	AS OF DECEMBER 31,
	2012	2011

Raw materials, parts and supplies	$265	$369
Finished products	57	38
	$322	$407

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

	AS OF DECEMBER 31,
	2012	2011

Accrued expenses and other payables	$-	$100
Total liabilities related to discontinued operations	$-	$100

	YEAR ENDED DECEMBER 31,
	2012	2011

Revenues	$-	$-
Cost of revenues	-	-

GROSS PROFIT	$-	$-

Operating expenses:
Research and development	$-	$53
General and administrative	226	100
Total operating expenses	226	153

Net loss from discontinued operations	$226	$153

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	AS OF DECEMBER 31,
	2012	2011

Cost:
Computers and peripheral equipment	$478	$471
Office furniture and equipment	128	128
Leasehold improvements	129	129
	735	728

Accumulated depreciation:
Computers and peripheral equipment	$442	$423
Office furniture and equipment	117	111
Leasehold improvements	128	128
	687	662

Net book value	$48	$66

Depreciation expenses for the years ended December 31, 2012 and 2011, amounted to $25 and $23, respectively.

NOTE 7 - ACCRUED SEVERANCE PAY

Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. As of December 31, 2012 and 2011, the Company made full contributions towards its severance pay obligations for its employees.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	LEASE COMMITMENTS:

As of December 31, 2012, the Company leases its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in September 2013. The future lease payments under non-cancelable office and car leases as of December 31, 2012, are as follows:

2013	$65

B.	GUARANTEES:

The Company provided bank guarantees in the amount of $15 to secure its lease commitments.

C.	LEGAL PROCEEDINGS:

As of December 31, 2012 the Company does not have any pending legal proceedings.

D.           R&D GRANTS:

From June 2005 through December 2010, the Company had received non-royalty-bearing grants aggregating $240 from the European Commission. These grants are recognized at the time the Company was entitled to such grants on the basis of the costs incurred and were included as a reduction in research and development expenses.

From 2007 through 2010, the Company received governmental research and development grants of approximately $1,905 (2007 - $394, 2008 - $402, 2009 - $745, 2010 - $364) from the Office of the Chief Scientist, or OCS, at the Ministry of Trade and Industry of the Government of Israel. Of this amount, a total of $1,805 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The royalty rate is 3%-4% of the sales revenues based on the grants received in connection with the research and development projects and is capped at the grant amount received from the OCS plus interest (total theoretical debt of $2,130).

Following the submission of our last research and development grant program report to the OCS (for the period from April 1, 2009 through March 31, 2010), and following an OCS audit in September 2010, on March 26, 2012, we received from the OCS a final demand to return a total amount of $84 thousands. In its demand, the OCS claimed that some of the expenses included in the last grant were not approved. The Company paid the amount to the OCS in two installments in April and May 2012.

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

As of December 31, 2012, an aggregate of 4,569,165 options and shares are still available for future grant under the Option Plan.

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

In February 2012 Mr. Gilat was granted 2,055,604 restricted shares of the Company under the Stock Plan equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011.
The following is a summary of the Company’s stock options granted among the various plans:

	YEAR ENDED DECEMBER 31,
	2012		2011
		WEIGHTED		WEIGHTED
	AMOUNT OF	AVERAGE	AMOUNT OF	AVERAGE
	OPTIONS	EXERCISE PRICE	OPTIONS	EXERCISE PRICE

Outstanding at beginning of year	3,750,000	$0.20	6,069,519	$0.18
Granted	-	$-	60,000	$0.12
Exercised	-	$-	264,750	$0.13
Forfeited	660,000	$0.14	2,114,769	$0.14
Outstanding at end of year	3,090,000	$0.21	3,750,000	$0.20
Exercisable at end of year	2,375,833	$0.22	1,894,165	$0.20

•	The Company recognized non-cash share based compensation expenses of $60 and $649 for the years ended December 31, 2012 and 2011, respectively.

•	The Company did not grant any new stock options in the year ended December 31, 2012.

C.           STOCK WARRANTS:

The Company has issued warrants, as follows:

ISSUANCE DATE	OUTSTANDING AS OF DECEMBER 31, 2012	EXERCISE PRICE	EXERCISABLE AS OF DECEMBER 31, 2012	EXERCISABLE THROUGH

March 2005 (1)	50,000	$1.40	50,000	March 2015
January 2010 (2)	2,153,433	$0.15	2,153,433	April 2018

(1)	Issued to a consultant of the company.

(2)
In January 2010, the Company, together with a group of investors, or the Investors, paid to our note holders, or the Noteholders, a total of $3,000 in order to settle the entire $8,881 in convertible notes, or the Notes, that were outstanding at the time.

As a result of the convertible debt extinguishment, the Company recorded a $5,881 gain.

In addition, as part of the transaction, the Company and the Noteholders exchanged mutual releases, all of our Series B-1 and Series B-2 Warrants issued in the names of the Noteholders, which were exercisable for an aggregate of 15,000,000 shares of our common stock, were cancelled, and our Series A Warrants issued in the name of one of the. Noteholders, which were exercisable for an aggregate of 3,570,337 shares of our common stock at an exercise price of $0.60 per share, were amended, such that they may be exercised for an aggregate of 2,183,000 shares of our common stock at an exercise price of $0.15 per share.

In February 2012, Noteholders exercised 29,567 warrants into 5,900 shares of common stock on a cashless basis.

NOTE 10 - TAXES ON INCOME

A.	TAX RATES APPLICABLE TO THE INCOME OF THE COMPANY:

The Company's Israeli subsidiary’s taxable income is subject to income tax at the regular corporate rate of 25%.

On December 6, 2011, the Law for Change in the Tax Burden (Legislative Amendments) was published in Israel.

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

B.            DEFERRED INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	YEAR ENDED DECEMBER 31,
	2012	2011

Net loss carry-forward	$3,308	$2,926
Other additions for tax purposes	99	119

Net deferred tax asset before valuation allowance	3,407	3,045
Valuation allowance	(3,407)	(3,045)

Net deferred tax asset	$–	$–

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

Net profit (loss) was incurred as following:

	YEAR ENDED DECEMBER 31,
	2012	2011

United States	$(626)	$(1,321)
Israel	(450)	832
	$(1,076)	$(489)

C.	TAX LOSS CARRY-FORWARDS:

Net operating loss carry-forwards as of December 31, 2012 are as follows:

Israel	$4,374
United States *	6,706

$11,080

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

NOTE 11 - FINANCIAL INCOME (EXPENSES), NET

	YEAR ENDED DECEMBER 31,
	2012	2011

Interest, bank charges and fees, net	(2)	(6)
Foreign currency translation differences	16	(23)
Non cash income (expenses) related to convertible notes, net	98	(29)
	$112	$(58)

NOTE 12 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company manages its business on a basis of one reported operating segment. Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with ASC Topic 280 “Segment reporting”.

The following data presents total revenue for the years ended December 31, 2012 and 2011, based on the customer’s location and long-lived assets as of December 31, 2012 and 2011:

	2012		2011
	TOTAL REVENUES	LONG-LIVED ASSETS. NET	TOTAL REVENUES	LONG-LIVED ASSETS, NET

North America	$359	$–	$909	$–
Asia	615	–	700	–
Europe	87	–	2,139	–
Israel	–	48	–	66

	$1,061	$48	$3,748	$66

Major customers’ data as a percentage of total revenues, is as follows:

	YEAR ENDED DECEMBER 31,
	2012	2011

Customer A	1%	50%
Customer B	5%	16%
Customer C	28%	13%
Customer D	29%	5%

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

SIGNATURE	TITLE	DATE

/s/ Tal Gilat	Chief Executive Officer	March 29, 2013
By: Tal Gilat

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tal Gilat	Chief Executive Officer	March 29, 2013
By: Tal Gilat

/s/ Gadi Peleg	Chairman of the Board	March 29, 2013
By: Gadi Peleg

/s/ Dadi Avner	Chief Financial Officer	March 29, 2013
By: Dadi Avner	(Principal Financial and Accounting Officer)

/s/ Alon Raich	Director	March 29, 2013
By: Alon Raich

/s/ David W. Sass	Director	March 29, 2013
By: David W. Sass

/s/ Jonathan Bettsak	Director	March 29, 2013
By: Jonathan Bettsak