Form 10-Q
period 2013-03-31
INKSURE TECHNOLOGIES INC.
filed 2013-05-15
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number 0-24431)
________________

INKSURE TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

18 East 16th Street, Suite 307, New York, NY	10003
(Address of principal executive offices)	(Zip Code)

(646) 233-1454)
(Registrant's telephone number, including area code)

589 Fifth Avenue, Suite 401, New York, NY  10017
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

Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of May 15, 2013.

INKSURE TECHNOLOGIES INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	MAR. 31, 2013	DEC. 31, 2012
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$339	$596
Restricted cash	15	15
Trade receivables	303	145
Other accounts receivable and prepaid expenses	59	24
Inventories	315	322

TOTAL CURRENT ASSETS	1,031	1,102

PROPERTY AND EQUIPMENT, NET	43	48
LONG TERM DEPOSIT	4	6

TOTAL ASSETS	$1,078	$1,156
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$139	$84
Employees and payroll accruals	89	93
Accrued expenses and other payables	96	135

TOTAL CURRENT LIABILITIES	324	312

Warrants to issue shares	128	106

TOTAL LIABILITIES	452	418

STOCKHOLDERS' EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of March 31, 2013 and as of December 31, 2012	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of March 31, 2013 and as of December 31, 2012	432	432
Additional paid-in capital	17,807	17,808
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,731)	(17,620)

TOTAL STOCKHOLDERS' EQUITY	626	738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,078	$1,156

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
	UNAUDITED	UNAUDITED

Revenues	$367	$209
Cost of revenues	180	112

Gross profit	187	97

Operating expenses:
Research and development	83	134
Selling and marketing	51	179
General and administrative	125	208
Total operating expenses	259	521

Operating loss	(72)	(424)

Financial income (expenses), net	(17)	4
Financial expenses related to warrants	(22)	(50)
Total financial expenses, net	(39)	(46)

Net loss	$(111)	$(470)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common stock used in computing basic net loss per share	43,173,592	42,153,065

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED ON MARCH 31,
	2013	2012
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111)	$(470)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5	7
Increase in restricted cash balances	-	(1)
Decrease (increase) in trade receivables	(158)	500
Decrease (increase) in other accounts receivable and prepaid expenses	(35)	24
Decrease (increase) in inventories	7	(24)
Increase (decrease) in trade payables	55	(150)
Increase (decrease) in employees and payroll accruals	(4)	2
Changes in warrants to issue shares	22	50
Share based compensation	(1)	21
Decrease in accrued expenses and other payables	(39)	(380)

NET CASH USED BY OPERATING ACTIVITIES	(259)	(421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(5)
Long-term lease deposits used	2	-

NET CASH PROVIDED FROM INVESTING ACTIVITIES	2	(5)

Decrease in cash and cash equivalents	(257)	(426)
Cash and cash equivalents at the beginning of the year	596	1,392

Cash and cash equivalents at the end of the period	$339	$966

NON-CASH TRANSACTIONS
CEO share-based payment	$-	$21
Warrants cashless exercise	$-	$8

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Inksure Technologies Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the interim periods indicated in conformity with  US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2012 that are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2013, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements the Company's operations for the three months ended March 31, 2013, resulted in a net loss of $111 and negative cash flows from operation activities of $259. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company experiences difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, our previous major customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result this major customer doesn’t continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the three months ended on March 31, 2013. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, "Management's Discussion and Analysis of Financial Condition and Results of Operation," references to "we," "us," "our," "ours," or "InkSure," refer to InkSure Technologies Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements." Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will," the negative of such terms, and words and phrases of similar import. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating in a rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, our ability to improve our margins, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks from uncertainties regarding litigation or mediation, our ability to continue as a going concern, risk of customer contract or sales order cancellations or reductions in volume and other risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in our forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report.

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

REVENUES

In the three months ended on March 31, 2013, approximately 43% of our revenues were earned from customers located outside the United States compared with 39% in the three months ended on March 31, 2012. In the three months ended on March 31, 2013, approximately 42% of our revenues were earned from one customer located in the United States compared with 27% from such customer in the three months ended on March 31, 2012.

In April 2012, our previous major customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result this major customer doesn’t continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the three months ended on March 31, 2013. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition. In the three months ended on March 31, 2013, we did not earn revenues from our other large customer, which comprised 24% of our revenues in the three months ended on March 31, 2012.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses as described below.

THREE MONTHS ENDED ON MARCH 31, 2013 COMPARED WITH THREE MONTHS ENDED ON MARCH 31, 2012

REVENUES. Revenues consist of gross sales of products less discounts. Our potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, increased by $158, or by 76%, to $367 in the three months ended on March 31, 2013 from $209 in the three months ended on March 31, 2012. This increase in revenues was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States and to one of our customers located in Europe. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

Due to our financial condition, we no longer have enough resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 43% and 39% of our revenues for the three months ended on March 31, 2013 and 2012, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues increased by $68, or 61%, to $180 in the three months ended on March 31, 2013 from $112 in the three months ended on March 31, 2012. Cost of revenues as a percentage of revenues was 49% in the three months ended on March 31, 2013, compared with 54% in the three months ended on March 31, 2012. The decrease in cost of revenues in percentage terms in the three months ended on March 31, 2013 was primarily related to a mix of sales of products with higher profitability in 2013.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $51, or 38%, to $83 in the three months ended on March 31, 2013 from $134 in the three months ended on March 31, 2012. This decrease in research and development expenses was primarily related to lower payroll expenses of $22 and lower subcontractors’ expenses of $26.

We did not capitalize research and development expenses in 2013 and 2012, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $128, or 72%, to $51 in the three months ended on March 31, 2013, from $179 in the three months ended on March 31, 2012. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $98 and a decrease in other expenses of $27 (mainly advertising and travel expenses).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $83, or 40%, to $125 in the three months ended on March 31, 2013, from $208 in the three months ended on March 31, 2012. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $25, lower board fees of $40 (on May 14, 2012, the Board of Directors agreed to forego their yearly compensation until our financial condition improves) and lower non-cash share based compensation expenses in an amount of $21 related to the impact of ASC Topic 718-10, "Share Based Payment". We have taken steps to reduce as much of our general and administrative expenses as possible.

General and administrative expenses in the three months ended on March 31, 2013 included non-cash share based compensation income of $3.

FINANCIAL EXPENSES, NET. Financial expenses, net, decreased by $7, or 15%, to $39 in the three months ended on March 31, 2013 from $46 in the three months ended on March 31, 2012. This decrease in financial expenses, net was primarily related to a decrease of $28 in non-cash financial expenses related to warrants offset by an increase of $19 in exchange rates changes.

NET LOSS. We incurred a net loss of $111 in the three months ended on March 31, 2013, compared with a net loss of $470 in the three months ended on March 31, 2012, which represents a decrease of $359 in net loss. This decrease in net loss was primarily related to the increase in our revenues, which was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States and related to the decrease in our operational expenses, which was mainly due to lower salary expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. As of March 31, 2013, we had an accumulated deficit of $17,731, and had positive working capital (current assets less current liabilities) of $707. Losses will continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of March 31, 2013.

As of March 31, 2013, we had cash and cash equivalents of $339, compared to $596 as of December 31, 2012. This decrease of $257 is primarily due to the net loss of $111 in the three months ended on March 31, 2013, an increase of $158 in trade receivables in the three months ended on March 31, 2013, an increase of $35 in other accounts receivable and prepaid expenses in the three months ended on March 31, 2013 and a decrease of $39 in accrued expenses and other payables in the three months ended on March 31, 2013 offset by an increase of $55 in trade payables in the three months ended on March 31, 2013.

We had negative cash flow from operating activities of $259 in the three months ended on March 31, 2013, compared to a negative cash flow of $421 in the three months ended on March 31, 2012. The negative cash flow from operating activities in the three months ended on March 31, 2013 is attributable mainly to the net loss of $111, an increase of $158 in trade receivables, an increase of $35 in other accounts receivable and prepaid expenses and a decrease of $39 in accrued expenses and other payables offset by an increase of $55 in trade payables in the three months ended on March 31, 2013.

We had positive cash flow from investing activities of $2 in the three months ended on March 31, 2013, compared to negative cash flow from investing activities of $5 in the three months ended on March 31, 2012. The positive cash flow from investing activities in the three months ended on March 31, 2013 was due to long-term lease deposit used.

 We did not have any cash flow from financing activities in the three months ended on March 31, 2013 and in the three months ended on March 31, 2012.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A.           Our contractual obligations and commitments at March 31, 2013 principally include obligations associated with our office lease obligations and the lease of several automobiles, which expire on various dates, the latest of which is September 2013. Our total future obligation is approximately $36 until September 2013. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

B.           During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,805 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $100 were allocated to our ScanSure line of products. These royalties-bearing research and development grants partially covered our innovative research and development RFID project expenses. Royalties would become due to OCS only if the RFID research and development project funded by the grant was successfully commercialized and resulted in sales' revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of the sales revenues based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2013.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the foregoing risks and below and the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

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

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, OUR CASH RESOURCES WILL BE REDUCED TO A LEVEL THAT WILL NOT ENABLE US TO CONTINUE OUR OPERATIONS AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

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

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND WE DO NOT EXPECT TO BE PROFITABLE IN THE FUTURE.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves.  As reflected in the accompanying financial statements, our operations for the three months ended March 31, 2013 resulted in a net loss of $111 and negative cash flows from operation activities of $259. We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result this major customer doesn’t continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the three months ended March 31, 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. In the three months ended March 31, 2013 our cash and cash equivalents decreased by $257, from $596 in December 31, 2012. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

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

WE CONTINUE TO RELY ON OUR MAJOR CUSTOMERS FOR MOST OF OUR REVENUES; THE LOSS OF A MAJOR CUSTOMER HAS ADVERSELY AFFECT OUR BUSINESS.

In April 2012, our previous major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010 respectively, informed us that it lost its government contract, and as a result this major customer doesn’t continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the three months ended on March 31, 2013. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will adversely affect our business, operating results and financial condition. In the three months ended on March 31, 2013, we did not earn revenues from our other large customer, which provided 24% of our revenues in the three months ended on March 31, 2012.

MOST OF OUR SALES ARE TO INTERNATIONAL CUSTOMERS; COMPLICATIONS IN INTERNATIONAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

Sales to customers outside of the United States accounted for 43% and 39% of our revenues in the three months ended on March 31, 2013 and 2012, respectively. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the United States, we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

WE MAY NOT BE ABLE TO RECEIVE FURTHER RESEARCH AND DEVELOPMENT GRANTS FROM THE GOVERNMENT OF ISRAEL

During 2007 and through the end of 2010, we received a research and development grant of approximately $1,905  from Israel’s Office of the Chief Scientist (at the Ministry of Industry and Trade), or the OCS. Of this amount, a total of $1,805  were received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $100 were allocated to our ScanSure line of products.

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

Lack of financial, personnel and other resources has adversely affected our ability to compete. In the three months ended March 31, 2013 we only had two dedicated sales people. Latin America, Africa and much of Asia are effectively lacking proper sales coverage. The audience that can be reached through print ads, direct mail and e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

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

ICTS International, N.V. and its affiliates, or ICTS, beneficially own, 9,915,555 shares of our common stock, representing, as of March 31, 2013, approximately 22.97% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS has not exercised any such influence in a way that would materially or adverse affect the Company.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board, or OTCBB, under the symbol “INKS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the three months prior to March, 31, 2013, our common stock traded at prices ranging from $0.05 to $0.09. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.**

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

Dated: May 15, 2013	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	By: /s/ David (Dadi) Avner
David (Dadi) Avner
Chief Financial Officer
(Principal Financial Officer)