Form 10-Q
period 2013-06-30
INKSURE TECHNOLOGIES INC.
filed 2013-08-12
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐   No ☒

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of August 12, 2013.

INKSURE TECHNOLOGIES INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. DOLLARS IN THOUSANDS)

	JUNE 30, 2013	DEC. 31, 2012
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$314	$596
Restricted cash	15	15
Short-term deposit	30	-
Trade receivables	112	145
Other accounts receivable and prepaid expenses	49	24
Inventories	319	322

TOTAL CURRENT ASSETS	839	1,102

PROPERTY AND EQUIPMENT, NET	37	48
LONG TERM DEPOSIT	5	6

TOTAL ASSETS	$881	$1,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$86	$84
Employees and payroll accruals	86	93
Accrued expenses and other payables	26	135

TOTAL CURRENT LIABILITIES	198	312

Warrants to issue shares	149	106

TOTAL LIABILITIES	347	418

STOCKHOLDERS' EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of June 30, 2013 and as of December 31, 2012	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of June 30, 2013 and as of December 31, 2012	432	432
Additional paid-in capital	17,807	17,808
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,823)	(17,620)

TOTAL STOCKHOLDERS' EQUITY	534	738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$881	$1,156

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
	UNAUDITED		UNAUDITED
Revenues	$315	$190	$682	$399
Cost of revenues	112	124	292	236

Gross profit	203	66	390	163

Operating expenses:
Research and development	91	113	174	247
Selling and marketing	53	137	104	316
General and administrative	130	140	255	348

Total operating expenses	274	390	533	911

Operating loss	(71)	(324)	(143)	(748

Financial expenses, net	-	(7)	(17)	(3
Financial income (expenses) related to warrants	(21)	21	(43)	(29
Total financial income (expenses), net	(21)	14	(60)	(32

Net loss from continued operations	(92)	(310)	(203)	(780

Net loss from discontinued operations	-	(110)	-	(110

Net loss	$(92)	$(420)	$(203)	$(890

Net loss per share from continuing operations:
Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.02

Net loss per share from discontinued operations:
Basic	$-	$0.00	$-	$0.00

Net loss per share:
Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.02

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592	43,173,592	42,663,328

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED ON JUNE 30,
	2013	2012
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203)	$(890)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	11	12
Increase in short-term deposit	(30)	-
Decrease in trade receivables	33	469
Decrease (increase) in other accounts receivable and prepaid expenses	(25)	6
Decrease in inventories	3	1
Increase (decrease) in trade payables	2	(169)
Decrease in employees and payroll accruals	(7)	(23)
Changes in warrants to issue shares	43	29
Share based compensation	(1)	44
Decrease in accrued expenses and other payables	(109)	(512)
Increase in liabilities related to discontinued operations	-	100

NET CASH USED BY OPERATING ACTIVITIES	(283)	(933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(6)
Long-term lease deposits used	1	1

NET CASH PROVIDED FROM (USED BY) INVESTING ACTIVITIES	1	(5)

Decrease in cash and cash equivalents	(282)	(938)
Cash and cash equivalents at the beginning of the year	596	1,392

Cash and cash equivalents at the end of the period	$314	$454

NON-CASH TRANSACTIONS
CEO share-based payment	$-	$21
Warrants cashless exercise	$-	$8

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by Inksure Technologies Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2012 that are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2013, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements, the Company's operations for the six months ended June 30, 2013 resulted in a net loss of $203 and negative cash flows from operation activities of $283. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company experiences difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company's existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company's ability to continue as a going concern. In order to conserve the Company's cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, the Company's previous major customer, which accounted for approximately 50% and 56% of the Company's revenues from sales in Europe during the Company's fiscal years ended December 31, 2011 and 2010, respectively, informed the Company that it lost its government contract and as a result, this major customer does not continue to purchase the Company's products at all. In addition, the Company has experienced a reduction in orders from one other large customer in the six months ended on June 30, 2013. The Company expects the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of the Company's revenues, will materially adversely affect the Company's business, operating results and financial condition.

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

OVERVIEW

We specialize in comprehensive security solutions designed to protect branded products and documents from counterfeiting, fraud, and diversion. By creating smart protection solutions using proprietary machine-readable authentication technologies, we help companies, governments and organizations worldwide control their most valuable assets, products, reputation and revenues. We employ experts in various fields, including material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security solutions for data and asset integrity within customers' existing infrastructure and environment.

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

REVENUES

In the six months ended on June 30, 2013, approximately 42% of our revenues were earned from customers located outside the United States compared with 45% in the six months ended on June 30, 2012. In the six months ended on June 30, 2013, approximately 43% of our revenues were earned from one customer located in the United States compared with 14% from such customer in the six months ended on June 30, 2012.

In April 2012, our previous major customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result, this major customer does not continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the six months ended on June 30, 2013. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition. In the six months ended on June 30, 2013, we did not earn revenues from our other large customer, which comprised 28% of our revenues in the six months ended on June 30, 2012.

In the six months ended on June 30, 2013, approximately $80 or 12% of our revenues were generated by the recognition of the approximately three-year-old advances from two of our customers.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses as described below.

THREE MONTHS ENDED ON JUNE 30, 2013 COMPARED WITH THREE MONTHS ENDED ON JUNE 30, 2012

REVENUES. Revenues consist of gross sales of products less discounts. Our potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, increased by $125, or by 66%, to $315 in the three months ended on June 30, 2013 from $190 in the three months ended on June 30, 2012. This increase in revenues was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States and to one of our customers located in Europe. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

Due to our financial condition, we no longer have enough resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 41% and 51% of our revenues for the three months ended on June 30, 2013 and 2012, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $12, or 10%, to $112 in the three months ended on June 30, 2013, from $124 in the three months ended on June 30, 2012. Cost of revenues as a percentage of revenues was 36% in the three months ended on June 30, 2013, compared with 65% in the three months ended on June 30, 2012. The decrease in cost of revenues in percentage terms in the three months ended on June 30, 2013 was primarily related to a mix of sales of products with higher profitability in 2013 and due to the fact that approximately $80 or 12% of our revenues were generated by the recognition of the approximately three-year-old advances from two of our customers, with no cost involved.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $22, or 19%, to $91 in the three months ended on June 30, 2013, from $113 in the three months ended on June 30, 2012. This decrease in research and development expenses was primarily related to lower payroll expenses of $15 and lower subcontractors' expenses of $13, offset by higher travel expenses of $6.

We did not capitalize research and development expenses in 2013 and 2012, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $84, or 61%, to $53 in the three months ended on June 30, 2013, from $137 in the three months ended on June 30, 2012. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $60, a decrease in other expenses of $18 (mainly advertising and travel expenses) and lower non-cash share based compensation expenses in an amount of $6 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment".

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $10, or 7%, to $130 in the three months ended on June 30, 2013, from $140 in the three months ended on June 30, 2012. This decrease in general and administrative expenses was primarily related to lower payroll expenses in an amount of $14, lower legal expenses of $11 and lower non-cash share based compensation expenses in an amount of $13 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment", offset by the cancellation of $25 of board fees recorded in June 2012 (on May 14, 2012, the Board of Directors agreed to forego their yearly compensation until our financial condition improves). We have taken steps to reduce as much of our general and administrative expenses as possible.

General and administrative expenses in the three months ended on June 30, 2013 included non-cash share based compensation expenses of $2.

FINANCIAL INCOME (EXPENSES), NET. Financial expenses, net, increased by $35, or 150%, to $21 in the three months ended on June 30, 2013, from financial income, net of $14 in the three months ended on June 30, 2012. This increase in financial income (expenses), net was primarily related to an increase of $42 in non-cash financial expenses related to warrants offset by a decrease of $7 in exchange rates changes.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our board of directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses decreased by $110 to zero in the three months ended on June 30, 2013, from $110 in the three months ended on June 30, 2012. This decrease was due to accrued legal expenses in the three months ended on June 30, 2012 compared with no legal expenses in the three months ended on June 30, 2013.

NET LOSS. We incurred a net loss of $92 in the three months ended on June 30, 2013, compared with a net loss of $420 in the three months ended on June 30, 2012, which represents a decrease of $328 in net loss. This decrease in net loss was primarily related to the increase in our revenues, which was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States, the recognition of $80 due to the approximately three-year-old advances from two of our customers and a decrease in our operational expenses, which was mainly due to lower salary expenses.

SIX MONTHS ENDED ON JUNE 30, 2013 COMPARED WITH SIX MONTHS ENDED ON JUNE 30, 2012

REVENUES. Revenues increased by $283, or by 71%, to $682 in the six months ended on June 30, 2013, from $399 in the six months ended on June 30, 2012. This increase in revenues was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States and to one of our customers located in Europe. Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

Due to our financial condition, we no longer have enough resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 42% and 45% of our revenues for the six months ended on June 30, 2013 and 2012, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues increased by $56, or 24%, to $292 in the six months ended on June 30, 2013 from $236 in the six months ended on June 30, 2012. Cost of revenues as a percentage of revenues was 43% in the six months ended on June 30, 2013, compared with 59% in the six months ended on June 30, 2012. The decrease in cost of revenues in percentage terms in the six months ended on June 30, 2013 was primarily related to a mix of sales of products with higher profitability in 2013 and due to the fact that approximately $80 or 12% of our revenues were generated by the recognition of the approximately three-year-old advances from two of our customers, with no cost involved.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $73, or 30%, to $174 in the six months ended on June 30, 2013, from $247 in the six months ended on June 30, 2012. This decrease in research and development expenses was primarily related to lower payroll expenses of $37 and lower subcontractors' expenses of $41, offset by higher travel expenses of $6.

We did not capitalize research and development expenses in 2013 and 2012, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by $212, or 67%, to $104 in the six months ended on June 30, 2013, from $316 in the six months ended on June 30, 2012. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $159, a decrease in other expenses of $48 (mainly advertising and travel expenses) and lower non-cash share based compensation expenses in an amount of $5 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment".

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $93, or 27%, to $255 in the six months ended on June 30, 2013, from $348 in the six months ended on June 30, 2012. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $40, lower legal expenses of $21 and lower non-cash share based compensation expenses in an amount of $33 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment". We have taken steps to reduce as much of our general and administrative expenses as possible.

FINANCIAL INCOME (EXPENSES), NET. Financial expenses, net, increased by $28, or 88%, to $60 in the six months ended on June 30, 2013, from $32 in the six months ended on June 30, 2012. This increase in financial expenses, net was primarily related to an increase of $14 in non-cash financial expenses related to warrants and an increase of $14 in exchange rates changes.

NET LOSS FROM DISCONTINUED OPERATIONS. The discontinued operation expenses decreased by $110 to zero in the six months ended on June 30, 2013, from $110 in the six months ended on June 30, 2012. This decrease was due to accrued legal expenses of $110 in the six months ended on June 30, 2012 compared with no legal expenses in the six months ended on June 30, 2013.

NET LOSS. We incurred a net loss of $203 in the six months ended on June 30, 2013, compared with a net loss of $890 in the six months ended on June 30, 2012, which represents a decrease of $687 in net loss. This decrease in net loss was primarily related to the increase in our revenues, which was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States, the recognition of $80 due to the approximately three-year-old advances from two of our customers and a decrease in our operational expenses, which was mainly due to lower salary expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. As of June 30, 2013, we had an accumulated deficit of $17,823, and had positive working capital (current assets less current liabilities) of $641. Losses will continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of June 30, 2013.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements, the Company's operations for the six months ended June 30, 2013 resulted in a net loss of $203 and negative cash flows from operation activities of $283. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company experiences difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company's existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company's ability to continue as a going concern. In order to conserve the Company's cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

As of June 30, 2013, we had cash and cash equivalents of $314, compared to $596 as of December 31, 2012. This decrease of $282 is primarily due to the net loss of $203 in the six months ended on June 30, 2013, an increase of $30 in short-term deposit and an increase of $25 in other accounts receivable and prepaid expenses in the six months ended on June 30, 2013, a decrease of $109 in accrued expenses and other payables in the six months ended on June 30, 2013, offset by a decrease of $33 in trade receivables in the six months ended on June 30, 2013.

We had negative cash flow from operating activities of $283 in the six months ended on June 30, 2013, compared to a negative cash flow of $933 in the six months ended on June 30, 2012. The negative cash flow from operating activities in the six months ended on June 30, 2013 is attributable mainly to the net loss of $203, an increase of $30 in short-term deposit and an increase of $25 in other accounts receivable and prepaid expenses, a decrease of $109 in accrued expenses and other payables offset by a decrease of $33 in trade receivables in the six months ended on June 30, 2013.

We had positive cash flow from investing activities of $1 in the six months ended on June 30, 2013, compared to negative cash flow from investing activities of $5 in the six months ended on June 30, 2012. The positive cash flow from investing activities in the six months ended on June 30, 2013 was due to long-term lease deposit used.

We did not have any cash flow from financing activities in the six months ended on June 30, 2013 and in the six months ended on June 30, 2012.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, will no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds would require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders would lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. Our management has also tightened its cost control, but increased the marketing of our current and new products.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A.           Our contractual obligations and commitments at June 30, 2013 principally include obligations associated with our office lease obligations and the lease of several automobiles, which expire on various dates, the latest of which is June 2016. Our total future obligation is approximately $46 until June 2016. We expect to finance these contractual commitments from cash on hand and cash generated from operations.

B.           During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,805 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $100 were allocated to our ScanSure line of products. These royalties-bearing research and development grants partially covered our research and development RFID project expenses. Royalties would become due to OCS only if the RFID or the ScanSure research and development projects funded by the grant were successfully commercialized and resulted in sales' revenues based on the know-how developed during the RFID or the ScanSure projects. The royalty rate is 3%-4% of the sales revenues based on the RFID or the ScanSure research and development projects funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2013.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our business faces many risks, a number of which are described under "Risk Factors" in Part I of our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the foregoing risks and below and the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

THE FOLLOWING RISK FACTORS, AMONG OTHERS, COULD AFFECT OUR ACTUAL RESULTS OF OPERATIONS AND COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN FORWARD-LOOKING STATEMENTS MADE BY US. THOSE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND WE ASSUME NO OBLIGATION TO UPDATE THAT INFORMATION. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q BEFORE MAKING AN INVESTMENT DECISION. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY ANY OF THESE RISKS. OUR COMMON STOCK IS CONSIDERED SPECULATIVE AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. THE FOLLOWING RISK FACTORS ARE NOT THE ONLY RISK FACTORS FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS.

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, OUR CASH RESOURCES WILL BE REDUCED TO A LEVEL THAT WILL NOT ENABLE US TO CONTINUE OUR OPERATIONS AND WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, will no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds will require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders will lose their entire investment in our company.

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

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND WE DO NOT EXPECT TO BE PROFITABLE IN THE FUTURE.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves.  As reflected in the accompanying financial statements, our operations for the six months ended June 30, 2013 resulted in a net loss of $203 and negative cash flows from operation activities of $283. We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company's ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, our previous customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result, this major customer does not continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the six months ended June 30, 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. In the six months ended June 30, 2013 our cash and cash equivalents decreased by $282, from $596 in December 31, 2012. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

We generate all of our revenue from sales of products relating to the "authentication industry." The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services will be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Our products have not yet achieved any significant market penetration. Market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive, or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future. In addition, we may enter into several agreements pursuant to which we may grant third parties broad, exclusive rights to distribute and sell certain aspects of our technology, subject to customary provisions governing confidentiality and nondisclosure. Failure of these third parties to effectively market products and services based upon our technology will have a material adverse effect on our business, operating results, and financial condition due to the lack of revenues expected to be generated from such agreements.

WE ARE FOCUSING ON OUR NEW SMARTPHONE AUTHENTICATION APPLICATION DEVELOPMENT, THE SMARTSURE™. IF WE ARE UNABLE TO DEVELOP OR COMMERCIALIZE THE SMARTSURE™ OR ANY OTHER PRODUCT THAT WE MAY PURSUE IN THE FUTURE, OR EXPERIENCE SIGNIFICANT DELAYS OR UNANTICIPATED COSTS IN DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

We are focusing on development of a new authentication of holograms via a commercially available smartphone product. We may spend significant amounts on attempting to develop the product and there is no assurance that such product will be successfully developed or, if developed, that we will be able to commercialize this product. As with many efforts at new product development, we are experiencing significant delays and incurring significant unanticipated expenses. Accordingly, we may spend significant time, management resources and money on the smartphone application with no material results. Even if we successfully develop our authentication of holograms via commercially available smart phones technology, we may be unable to successfully market our SmartSure products.

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

OUR RESEARCH AND DEVELOPMENT EFFORT FOR NEW PRODUCTS MAY BE UNSUCCESSFUL.

We incur research and development expenses to develop new products and technologies in an effort to maintain our competitive position in a market characterized by rapid rates of technological advancement. Our research and development efforts are subject to unanticipated delays, expenses and technical problems. There can be no assurance that any of these products or technologies will be successfully developed or that, if developed, will be commercially successful. For example, in November 2010, we discontinued the development of our RFID product and related technologies, after investing in research and development efforts for approximately 5 years and approximately $5 million (net of government grants), because we wanted to focus on our core technology and cash limitations. In the event that we are unable to develop commercialized products from our research and development efforts or we are unable or unwilling to allocate amounts beyond our currently anticipated research and development investment, we could lose our entire investment in these new products and technologies. Any failure to translate research and development expenditures into successful new product introductions could have an adverse effect on our business.

WE CONTINUE TO RELY ON OUR MAJOR CUSTOMERS FOR MOST OF OUR REVENUES; THE LOSS OF A MAJOR CUSTOMER HAS ADVERSELY AFFECT OUR BUSINESS.

In April 2012, our previous major customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010 respectively, informed us that it lost its government contract, and as a result, this major customer does not continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the six months ended on June 30, 2013. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will adversely affect our business, operating results and financial condition. In the six months ended on June 30, 2013, we did not earn revenues from our other large customer, which provided 28% of our revenues in the six months ended on June 30, 2012.

SIGNIFICANT PART OF OUR SALES ARE TO INTERNATIONAL CUSTOMERS; COMPLICATIONS IN INTERNATIONAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

Sales to customers outside of the United States accounted for 42% and 45% of our revenues in the six months ended on June 30, 2013 and 2012, respectively. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the United States, we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

WE WILL NOT BE ABLE TO RECEIVE FURTHER RESEARCH AND DEVELOPMENT GRANTS FROM THE GOVERNMENT OF ISRAEL.

During 2007 and through the end of 2010, we received a research and development grant of approximately $1,905 from OCS. Of this amount, a total of $1,805 were received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $100 were allocated to our ScanSure line of products.

Due to the decrease in our operations, the Company reduced its research and development activities and did not apply for new research and development grants. Accordingly, there is no assurance that further grants may be available to us in the future.

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

We are also seeking protection under the Patent Cooperation Treaty. We have several patents granted and pending. A patent may not be issued with respect to any patent application filed by us or the scope of any claims granted in any patent may not provide meaningful proprietary protection or a competitive advantage to us. The validity or enforceability of patents which may be issued or licensed to us may be challenged by others and, if challenged, may not be upheld by a court. In addition, competitors may be able to circumvent any patents that may be issued or licensed to us.

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

Lack of financial, personnel and other resources has adversely affected our ability to compete. In the six months ended June 30, 2013 we only had two dedicated sales people. Latin America, Africa and much of Asia are effectively lacking proper sales coverage. The audience that can be reached through print ads, direct mail and e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

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

InkSure Ltd. has non-competition agreements with all of its employees. These agreements prohibit its employees, if they cease working for InkSure Ltd., from directly competing with it or working for its competitors, generally, for up to twelve months. However, we have been advised by Israeli counsel that Israeli courts are reluctant to enforce non-compete undertakings of former employees. In specific cases, our competitive position could be greatly harmed if we could not enforce these agreements.

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

ICTS International, N.V. and its affiliates, or ICTS, beneficially own, 9,915,555 shares of our common stock, representing, as of June 30, 2013, approximately 22.97% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS has not exercised any such influence in a way that would materially or adverse affect the Company.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the six months prior to June 30, 2013, our common stock traded at prices ranging from $0.05 to $0.09. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of fiscal year 2012 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

Dated: August 12, 2013	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2013	By: /s/ David (Dadi) Avner
David (Dadi) Avner
Chief Financial Officer
(Principal Financial Officer)