Form 10-Q
period 2013-09-30
INKSURE TECHNOLOGIES INC.
filed 2013-11-12
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of November 12, 2013.

INKSURE TECHNOLOGIES INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INKSURE TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. DOLLARS IN THOUSANDS)

	SEPT. 30, 2013	DEC. 31, 2012
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$271	$596
Restricted cash	16	15
Short-term deposit	30	-
Trade receivables	123	145
Other accounts receivable and prepaid expenses	26	24
Inventories	275	322

TOTAL CURRENT ASSETS	741	1,102

PROPERTY AND EQUIPMENT, NET	33	48
LONG TERM DEPOSIT	5	6

TOTAL ASSETS	$779	$1,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$37	$84
Employees and payroll accruals	66	93
Accrued expenses and other payables	20	135

TOTAL CURRENT LIABILITIES	123	312

Warrants to issue shares	84	106

TOTAL LIABILITIES	207	418

STOCKHOLDERS' EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of September 30, 2013 and as of December 31, 2012	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of September 30, 2013 and as of December 31, 2012	432	432
Additional paid-in capital	17,807	17,808
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,785)	(17,620)

TOTAL STOCKHOLDERS' EQUITY	572	738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$779	$1,156

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
	UNAUDITED		UNAUDITED
Revenues	$300	$516	$982	$915
Cost of revenues	83	160	375	396

Gross profit	217	356	607	519

Operating expenses:
Research and development	70	95	244	342
Selling and marketing	48	71	152	387
General and administrative	131	157	386	505

Total operating expenses	249	323	782	1,234

Operating profit (loss)	(32)	33	(175)	(715)

Financial income (expenses), net	5	16	(12)	13
Financial income related to warrants	65	43	22	14
Total financial income, net	70	59	10	27

Net profit (loss) from continuing operations	38	92	(165)	(688)

Net loss from discontinued operations	-	(151)	-	(261)

Net profit (loss)	$38	$(59)	$(165)	$(949)

Net loss per share from continuing operations:
Basic and Diluted	$0.00	$0.00	$0.00	$(0.02)

Net loss per share from discontinued operations:
Basic	$-	$0.00	$-	$0.00

Net loss per share:
Basic and Diluted	$0.00	$0.00	$0.00	$(0.02)

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592	43,173,592	42,834,658

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED ON SEPTEMBER 30,
	2013	2012
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165)	$(949)
Adjustments required to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15	19

Decrease in trade receivables	22	211
Decrease (increase) in other accounts receivable and prepaid expenses	(2)	14
Decrease in inventories	47	43
Decrease in trade payables	(47)	(159)
Decrease in employees and payroll accruals	(27)	(31)
Changes in warrants to issue shares	(22)	(13)
Share based compensation	(1)	49
Decrease in accrued expenses and other payables	(115)	(491)
Increase in liabilities related to discontinued operations	-	173

NET CASH USED BY OPERATING ACTIVITIES	(295)	(1,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7)
Release of short-term deposit	-	506
Decrease in restricted cash	(1)	-
Increase in short-term deposit	(30)	-
Long-term lease deposits used	1	2

NET CASH PROVIDED FROM INVESTING ACTIVITIES	(30)	501

Decrease in cash and cash equivalents	(325)	(633)
Cash and cash equivalents at the beginning of the year	596	1,392

Cash and cash equivalents at the end of the period	$271	$759

NON-CASH TRANSACTIONS
CEO share-based payment	$-	$21
Warrants cashless exercise	$-	$8

The accompanying notes are an integral part of the consolidated financial statements.

INKSURE TECHNOLOGIES INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by InkSure Technologies Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2012 that are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2013, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements, the Company's operations for the nine months ended September 30, 2013 resulted in a net loss of $165 and negative cash flows from operation activities of $295. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company experiences difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, the Company's existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company's ability to continue as a going concern. In order to conserve the Company's cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, the Company's previous major customer, which accounted for approximately 50% and 56% of the Company's revenues from sales in Europe during the Company's fiscal years ended December 31, 2011 and 2010, respectively, informed the Company that it lost its government contract and as a result, this major customer does not continue to purchase the Company's products at all. In addition, the Company has experienced a reduction in orders from one other large customer in the nine months ended on September 30, 2013. The Company expects the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of the Company's revenues, will materially adversely affect the Company's business, operating results and financial condition.

 NOTE 2: -             SUBSEQUENT EVENTS

On October 1, 2013, the Company InkSure Inc., a Delaware corporation  and InkSure Ltd., an Israeli corporation, or together with the Company and InkSure Inc., the Seller entered into an asset purchase agreement, or the APA with Spectra Systems Corporation, a Delaware corporation, or Spectra, for the sale of substantially all of Seller’s assets to Spectra, or the Asset Sale. In consideration for the acquisition of assets pursuant, to the APA, Spectra will pay the Seller $840,684, plus (i) Spectra’s and the Seller’s joint good faith estimate of the value of Seller’s inventory at the time and date of the closing of the transactions contemplated by the APA (subject to adjustment after the closing), (ii) $200,000, deposited with Wells Fargo Bank, National Association, or the Escrow Agent to be held in accordance with the terms of the escrow agreement, or the Escrow Agreement to secure InkSure’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the closing, (iii) up to an additional $185,000 in post-closing conditional payments, and (iv) an amount equal to 50% of all pre-closing accounts receivable collected after the closing, and Spectra assumes and agrees to perform the obligations of the Seller under contracts relating to the Seller's business. Following the acquisition, the Company plans to explore strategic alternatives to deploy the proceeds, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, distribution of cash to our stockholders or the sale of the “shell” company registered under the Securities Exchange Act of 1934, as amended, into which the net proceeds may be retained.

The Company intends to call an annual meeting of its stockholders to be held in November 2013 at which meeting the Company's stockholders will be asked to, among other items, consider and approve the transactions contemplated by the APA. The following parties, owning an aggregate of approximately 43.31% of the Company’s common stock, have agreed with Spectra to vote their stock to approve the APA and the transactions contemplated therein pursuant to the terms of stockholder voting agreements by and among the Company, Spectra and each of the stockholders party thereto:

Jonathan Bettsak, Director of the Company
Tal Gilat, President and Chief Executive Officer of the Company
Gadi Peleg, Chairman of the Board of Directors of the Company
ICTS-USA, Inc.
ICTS Information Systems, B.V.
ICTS International N.V.
NewCo Holdings Corporation
Peleg Investment Management LLC

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

This Quarterly Report on Form 10-Q contains statements that may constitute "forward-looking statements." Generally, forward-looking statements include words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "could," "may," "might," "should," "will," the negative of such terms, and words and phrases of similar import. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the difficulty inherent in operating in a rapidly evolving market, market and economic conditions, the impact of competitive products, product demand and market acceptance risks, changes in product mix, our ability to improve our margins, costs and availability of raw materials, fluctuations in operating results, delays in development of highly complex products, risks from uncertainties regarding litigation or mediation, our ability to continue as a going concern, risk of customer contract or sales order cancellations or reductions in volume, failure to meet the conditions necessary to complete the Asset Sale, risks inherent with each of the possible strategic alternatives to deploy the proceeds of the Asset Sale and possibly needing to seek bankruptcy protection if the Asset Sale is not completed or approved by our stockholders, as well as other risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in our forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q, our preliminary proxy statement filed on October 22, 2013, or our Proxy Statement and in our Annual Report.

OVERVIEW

We currently specialize in comprehensive security solutions designed to protect branded products and documents from counterfeiting, fraud, and diversion. By creating smart protection solutions using proprietary machine-readable authentication technologies, we help companies, governments and organizations worldwide control their most valuable assets, products, reputation and revenues. We employ experts in various fields, including material science, electro-optics and software. We utilize cross-disciplinary technological innovations to implement customized and cost efficient security solutions for data and asset integrity within customers' existing infrastructure and environment.

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

Subsequent to the end of the quarter, on October 1, 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement with Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting, to sell to Spectra substantially all of its right, title, and interest in substantially all of its assets. In exchange the Company will receive on the closing date of the Asset Sale (the “Closing”) $840,684 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the closing date, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. In addition, Spectra will, at the Closing, deposit an additional $200,000 with Wells Fargo Bank, National Association (the “Escrow Agent”) to be held in accordance with the terms of the escrow agreement (the “Escrow Agreement”) to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing.

Following the Asset Sale, the Company’s Board of Directors plans to explore strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely, however, that the Company will make a distribution of cash to its stockholders.

REVENUES

In the nine months ended on September 30, 2013, approximately 50% of our revenues were earned from customers located outside the United States compared with 63% in the nine months ended on September 30, 2012. In the nine months ended on September 30, 2013, approximately 37% of our revenues were earned from one customer located in the United States compared with 6% from such customer in the nine months ended on September 30, 2012.

In April 2012, our previous major customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result, this major customer does not continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the nine months ended on September 30, 2013. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition. In the nine months ended on September 30, 2013, less than 1% of our revenues were earned from our other large customer, which comprised 22% of our revenues in the nine months ended on September 30, 2012.

In the nine months ended on September 30, 2013, approximately $80 or 8% of our revenues were generated by the recognition of the approximately three-year-old advances from two of our customers.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses as described below.

THREE MONTHS ENDED ON SEPTEMBER 30, 2013 COMPARED WITH THREE MONTHS ENDED ON SEPTEMBER 30, 2012

REVENUES. Revenues consist of gross sales of products less discounts. Our potential contracts are subject to a long sales cycle and the timetable for entering and implementing such projects fluctuates. Our revenues, mostly derived by the sales of taggants and readers, decreased by $216, or by 42%, to $300 in the three months ended on September 30, 2013 from $516 in the three months ended on September 30, 2012. This decrease in revenues was mainly due to lower volume of deliveries of our TagSure product to one of our customers located in the Asia and to one of our customers located in Europe. Going forward, for so long as we remain engaged in our current business until the Asset Sale is completed, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

    Due to our financial condition, we no longer have enough resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 67% and 77% of our revenues for the three months ended on September 30, 2013 and 2012, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $77, or 48%, to $83 in the three months ended on September 30, 2013, from $160 in the three months ended on September 30, 2012. Cost of revenues as a percentage of revenues was 28% in the three months ended on September 30, 2013, compared with 31% in the three months ended on September 30, 2012. The decrease in cost of revenues in percentage terms in the three months ended on September 30, 2013 was primarily related to a mix of sales of products with higher profitability in 2013 and lower salary expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $25, or 26%, to $70 in the three months ended on September 30, 2013, from $95 in the three months ended on September 30, 2012. This decrease in research and development expenses was primarily related to lower payroll expenses of $18, lower subcontractors' expenses of $4 and lower non-cash share based compensation expenses in an amount of $3 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment".

We did not capitalize research and development expenses in 2013 and 2012, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $23, or 32%, to $48 in the three months ended on September 30, 2013, from $71 in the three months ended on September 30, 2012. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $23, a decrease in other expenses of $8 (mainly advertising and travel expenses) offset by higher non-cash share based compensation expenses in an amount of $8 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment".

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $26, or 17%, to $131 in the three months ended on September 30, 2013, from $157 in the three months ended on September 30, 2012. This decrease in general and administrative expenses was primarily related to lower legal expenses of $25 and lower non-cash share based compensation expenses in an amount of $10 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment", offset by higher travel expenses of $5 and higher payroll expenses of $4 . We have taken steps to reduce as much of our general and administrative expenses as possible.

General and administrative expenses in the three months ended on September 30, 2013 included non-cash share based compensation expenses of $2.

FINANCIAL INCOME, NET. Financial income, net, increased by $11, or 19%, to $70 in the three months ended on September 30, 2013, from financial income, net of $59 in the three months ended on September 30, 2012. This increase in financial income, net was primarily related to an increase of $22 in non-cash financial income related to warrants offset by a decrease of $11 in exchange rates changes.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our board of directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our RFID product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses decreased by $151 to zero in the three months ended on September 30, 2013, from $151 in the three months ended on September 30, 2012. This decrease was due to accrued legal expenses in the three months ended on September 30, 2012 compared with no legal expenses in the three months ended on September 30, 2013.

NET PROFIT (LOSS). We had a net profit of $38 in the three months ended on September 30, 2013, compared with a net loss of $59 in the three months ended on September 30, 2012, which represents an increase of $97 in net profit. This increase in net profit was primarily related to lower operating expenses, higher financial income, net and no discontinued operation expenses.

NINE MONTHS ENDED ON SEPTEMBER 30, 2013 COMPARED WITH NINE MONTHS ENDED ON SEPTEMBER 30, 2012

REVENUES. Revenues increased by $67, or by 7%, to $982 in the nine months ended on September 30, 2013, from $915 in the nine months ended on September 30, 2012. This increase in revenues was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States and to one of our customers located in Asia. Going forward, for so long as we remain engaged in our current business until the Asset Sale is completed, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will affect our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance.

    Due to our financial condition, we no longer have enough resources to concentrate on projects with long sales cycles. Revenue from customers outside the United States represented 50% and 63% of our revenues for the nine months ended on September 30, 2013 and 2012, respectively. Revenues were assigned to geographic regions based on the customers' shipment locations.

COST OF REVENUES. Cost of revenues decreased by $21, or 5%, to $375 in the nine months ended on September 30, 2013 from $396 in the nine months ended on September 30, 2012. Cost of revenues as a percentage of revenues was 38% in the nine months ended on September 30, 2013, compared with 43% in the nine months ended on September 30, 2012. The decrease in cost of revenues in percentage terms in the nine months ended on September 30, 2013 was primarily related to lower salary expenses and due to the fact that approximately $80 or 8% of our revenues were generated by the recognition of the approximately three-year-old advances from two of our customers, with no cost involved.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $98, or 29%, to $244 in the nine months ended on September 30, 2013, from $342 in the nine months ended on September 30, 2012. This decrease in research and development expenses was primarily related to lower payroll expenses of $55, lower subcontractors' expenses of $44 and lower non-cash share based compensation expenses in an amount of $5 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment", offset by higher travel expenses of $6.

We did not capitalize research and development expenses in 2013 and 2012, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by $235, or 61%, to $152 in the nine months ended on September 30, 2013, from $387 in the nine months ended on September 30, 2012. This decrease in selling and marketing expenses was primarily related to a decrease in payroll expenses of $182, a decrease in other expenses of $56 (mainly advertising and travel expenses) offset by higher non-cash share based compensation expenses in an amount of $3 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment".

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $119, or 24%, to $386 in the nine months ended on September 30, 2013, from $505 in the nine months ended on September 30, 2012. This decrease in general and administrative expenses was primarily related to: lower payroll expenses in an amount of $36, lower legal expenses of $48 and lower non-cash share based compensation expenses in an amount of $43 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, "Share Based Payment" offset by higher travel expenses of $3 and higher other expenses of $5. We have taken steps to reduce as much of our general and administrative expenses as possible.

FINANCIAL INCOME, NET. Financial income, net, decreased by $17, or 63%, to $10 in the nine months ended on September 30, 2013, from $27 in the nine months ended on September 30, 2012. This decrease in financial income, net was primarily related to an increase of $25 in exchange rates expenses changes, offset by an increase of $8 in non-cash financial income related to warrants.

NET LOSS FROM DISCONTINUED OPERATIONS. The discontinued operation expenses decreased by $261 to zero in the nine months ended on September 30, 2013, from $261 in the nine months ended on September 30, 2012. This decrease was due to accrued legal expenses of $261 in the nine months ended on September 30, 2012 compared with no legal expenses in the nine months ended on September 30, 2013.

NET LOSS. We incurred a net loss of $165 in the nine months ended on September 30, 2013, compared with a net loss of $949 in the nine months ended on September 30, 2012, which represents a decrease of $784 in net loss. This decrease in net loss was primarily related to the increase in our revenues, which was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States, the recognition of $80 due to the approximately three-year-old advances from two of our customers and a decrease in our operational expenses, which was mainly due to lower salary expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. As of September 30, 2013, we had an accumulated deficit of $17,785, and had positive working capital (current assets less current liabilities) of $618. Losses will continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of September 30, 2013.

The Company has sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves.  As reflected in the accompanying financial statements, the Company's operations for the nine months ended September 30, 2013 resulted in a net loss of $165 and negative cash flows from operation activities of $295. Further, if the Asset Sale is completed, the Company will no longer have revenue producing operations. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. The Company experiences difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company's ability to continue as a going concern. In order to conserve the Company's cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

Subsequent to the end of the quarter, on October 1, 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement with Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting, to sell to Spectra substantially all of its right, title, and interest in substantially all of its assets. In exchange the Company will receive on the closing date of the Asset Sale (the “Closing”) $840,684 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the closing date, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. In addition, Spectra will, at the Closing, deposit an additional $200,000 with Wells Fargo Bank, National Association (the “Escrow Agent”) to be held in accordance with the terms of the escrow agreement (the “Escrow Agreement”) to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing.

Following the Asset Sale, the Company’s Board of Directors plans to explore strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely, however, that the Company will make a distribution of cash to its stockholders.

As of September 30, 2013, we had cash and cash equivalents of $271, compared to $596 as of December 31, 2012. This decrease of $325 is primarily due to the net loss of $165 in the nine months ended on September 30, 2013, an increase of $30 in short-term deposit, a decrease of $47 in trade payables in the nine months ended on September 30, 2013, a decrease of $27 in employees and payroll accruals in the nine months ended on September 30, 2013, a decrease of $115 in accrued expenses and other payables in the nine months ended on September 30, 2013, offset by a decrease of $47 in inventories in the nine months ended on September 30, 2013.

We had negative cash flow from operating activities of $295 in the nine months ended on September 30, 2013, compared to a negative cash flow of $1,134 in the nine months ended on September 30, 2012. The negative cash flow from operating activities in the nine months ended on September 30, 2013 is attributable mainly to the net loss of $165,  a decrease of $47 in trade payables in the nine months ended on September 30, 2013, a decrease of $27 in employees and payroll accruals in the nine months ended on September 30, 2013, a decrease of $115 in accrued expenses and other payables in the nine months ended on September 30, 2013, offset by a decrease of $47 in inventories in the nine months ended on September 30, 2013. We had negative cash flow from investing activities of $30 in the nine months ended on September 30, 2013, compared to positive cash flow from investing activities of $501 in the nine months ended on September 30, 2012. The negative cash flow from investing activities in the nine months ended on September 30, 2013 was due to an increase of $30 in short term deposit.

We did not have any cash flow from financing activities in the nine months ended on September 30, 2013 and in the nine months ended on September 30, 2012.

Because of the reduced levels of orders from our largest customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, will no longer be sufficient to support our operations for the next twelve months, absent completion of the Asset Sale. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover the plans for our current business.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we would be dependent upon our ability to obtain additional financing if the Asset Sale does not close. The inability to generate sufficient cash from operations or to obtain required additional funds would require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders would lose their entire investment in our company. In order to conserve our cash and manage our liquidity, we implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs. Our management has also tightened its cost control, but increased the marketing of our current and new products.

If the Asset Sale is completed, the Company’s Board of Directors plans to explore strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely, however, that the Company will make a distribution of cash to our stockholders.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

A.           Our contractual obligations and commitments at September 30, 2013 principally include obligations associated with the lease of one automobile, which expires in June 2016. Our total future obligation is approximately $26 until June 2016. We expect to finance this contractual commitment from cash on hand and cash generated from operations.

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

         Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2013.

         No change in our internal control over financial reporting occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.               RISK FACTORS

Our business faces many risks, a number of which are described under "Risk Factors" in Part I of our Annual Report, in our Proxy Statement,  and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report, in our Proxy Statement or described below occurs, our business, financial condition or results of operations could decline and the trading price of our debt or equity securities could decline. Investors and prospective investors should consider the foregoing risks and below and the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

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

Risks Related to Existing Business

The risks below relate to our currently existing business. If the Asset Sale is completed, we will have sold substantially all of our assets. For a description of certain risk regarding the Asset Sale, see "Risks Related to Asset Sale" below.

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

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND WE DO NOT EXPECT TO BE PROFITABLE IN THE FUTURE.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves.  As reflected in the accompanying financial statements, our operations for the nine months ended September 30, 2013 resulted in a net loss of $165 and negative cash flows from operation activities of $295. We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company's existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company's ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

In April 2012, our previous customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract and as a result, this major customer does not continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the nine months ended September 30, 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will materially adversely affect our business, operating results and financial condition.

Our operating expense levels are based on internal forecasts for future demand and not on firm customer orders for products or services. Our results may be affected by fluctuating demand for our products and services from one quarter to the next and by increases in the costs of components acquired from suppliers among other issues.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. In the nine months ended September 30, 2013 our cash and cash equivalents decreased by $325, from $596 in December 31, 2012. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

IF OUR PRODUCT OFFERINGS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

We currently generate all of our revenue from sales of products relating to the "authentication industry." The market for providing these products and services is highly competitive and is affected by the introduction of new products and services that compete with the products and services offered by us. Demand for these products and services will be affected by numerous factors outside our control, including, among others, market acceptance by prospective customers, the introduction of new or superior competing technologies or products and services that are available on more favorable pricing terms than those being offered by us, and the general condition of the economy. Our products have not yet achieved any significant market penetration. Market acceptance for our products and services may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, and lower margins. Our business, operating results and financial condition would be materially and adversely affected if the market for our products and services fails to grow, grows more slowly than anticipated, or becomes more competitive, or if targeted customers do not accept our products and services and we experience a corresponding reduction in revenues, a higher loss and a failure to generate substantial revenues in the future. In addition, we may enter into several agreements pursuant to which we may grant third parties broad, exclusive rights to distribute and sell certain aspects of our technology, subject to customary provisions governing confidentiality and nondisclosure. Failure of these third parties to effectively market products and services based upon our technology will have a material adverse effect on our business, operating results, and financial condition due to the lack of revenues expected to be generated from such agreements.

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

WE CONTINUE TO RELY ON OUR MAJOR CUSTOMERS FOR MOST OF OUR REVENUES; THE LOSS OF A MAJOR CUSTOMER HAS ADVERSELY AFFECT OUR BUSINESS.

In April 2012, our previous major customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010 respectively, informed us that it lost its government contract, and as a result, this major customer does not continue to purchase our products at all. In addition, we have experienced a reduction in orders from one other large customer in the nine months ended on September 30, 2013. We expect the revenues from these customers to remain lower than historical levels for the remainder of 2013. The loss of any of these customers, or the sustained continuation of their reduced levels of business, which accounts for a significant portion of our revenues, will adversely affect our business, operating results and financial condition. In the nine months ended on September 30, 2013, less than 1% of our revenues were earned from our other large customer, which comprised 22% of our revenues in the nine months ended on September 30, 2012.

A SIGNIFICANT PART OF OUR SALES IS TO INTERNATIONAL CUSTOMERS; COMPLICATIONS IN INTERNATIONAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS.

Sales to customers outside of the United States accounted for 50% and 63% of our revenues in the nine months ended on September 30, 2013 and 2012, respectively. We are seeking to continue to expand our sales in foreign markets, but there can be no assurance that we will be able to do so or that such markets will be viable. Moreover, a large percentage of our sales is derived from countries in which the political situation is unstable. To the extent that a large percentage of our sales continues to come from customers outside of the United States, we will continue to be subject to the risks associated with international sales, including economic and political instability, shipping delays, customs duties, export quotas and other trade restrictions, any of which could have a significant impact on our ability to deliver products on a competitive and timely basis. While we have not encountered significant difficulties in connection with sales in international markets to date, future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on our business.

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

Lack of financial, personnel and other resources has adversely affected our ability to compete. In the nine months ended September 30, 2013 we only had two dedicated sales people. Latin America, Africa and much of Asia are effectively lacking proper sales coverage. The audience that can be reached through print ads, direct mail and e-mail, trade shows, conferences and trade group memberships is limited by our limited marketing resources.

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

ICTS International, N.V. and its affiliates, or ICTS, beneficially own, 9,915,555 shares of our common stock, representing, as of September 30, 2013, approximately 22.97% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS has not exercised any such influence in a way that would materially or adverse affect the Company.

       However, ICTS entered into a voting agreement with Spectra contemporaneously with the execution and delivery of the APA. Pursuant to the agreement, ICTS agreed to vote all shares of Company common stock beneficially owned by it in favor of the approval of the APA and the transactions contemplated by the APA and related agreements and against any actions that would interfere with such transactions.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board under the symbol "INKS". The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the nine months prior to September 30, 2013, our common stock traded at prices ranging from $0.04 to $0.09. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results (which have historically been, and we expect to continue to be, substantial) and actual or anticipated announcements of new products or services by us, other business partners, or competitors as well as the number of shares available for sale in the market.

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

Risks Related to Asset Sale

WHETHER OR NOT THE ASSET SALE IS COMPLETED, THE COMPANY MAY NOT BE ABLE TO PAY, OR PROVIDE FOR THE PAYMENT OF, ALL OF ITS LIABILITIES AND OBLIGATIONS. IF SUCH SALE IS NOT COMPLETED, IT IS POSSIBLE THAT THE COMPANY WILL FILE FOR, OR WILL BE FORCED TO RESORT TO, BANKRUPTCY BY ITS CREDITORS AND NO ASSETS MAY BE AVAILABLE FOR PAYMENT TO UNSECURED CREDITORS OR FOR DISTRIBUTION TO COMPANY STOCKHOLDERS.

If the Asset Sale is not completed, the Company believes that it is likely that it will file for, or will be forced to resort to, bankruptcy protection. In this event, it is extremely unlikely that the Company would be able to pay, or provide for the payment of, all of its liabilities and obligations because the Company's obligations could exceed the amount of available cash and other liquid assets of the business, and, therefore, there would be no assets available for distribution to unsecured creditors or to the Company's stockholders. Even if the parties complete the Asset Sale, the proceeds that may be provided under the APA, together with the Company's other assets, may not be sufficient to pay, or provide for the payment of, all of the Company's known and unknown liabilities and obligations. If the proceeds from the Asset Sale together with the Company's other assets are insufficient to pay or provide for the payment of the Company's liabilities and other obligations, it is likely that the Company could be required to file for, or be forced to resort to, bankruptcy protection. Further, if there are insufficient proceeds from the Asset Sale to pay or otherwise provide for the liabilities and obligations of the Company, there will be no assets available for distribution to the Company's stockholders.

EVEN IF THE COMPANY'S STOCKHOLDERS APPROVE THE ASSET SALE, THE ASSET SALE MAY NOT BE COMPLETED.

The completion of the Asset Sale is subject to numerous conditions (see section entitled "Principal Provisions of the Asset Purchase Agreement" of the Proxy Statement), many of which are outside the control of Spectra, the Company and its subsidiaries. Even if stockholders of the Company holding a majority of the outstanding shares of Company stock vote to approve the Asset Sale, there can be no assurance that the Asset Sale will be completed. If it is not completed, the Company would likely not be able to sell the assets that would have been purchased by Spectra to another buyer on terms as favorable as those provided in the APA, or at all, which would mean that it is possible that the Company could be required to file for or be forced to resort to bankruptcy protection.

IF THE SELLER DOES NOT RECEIVE CONSENT FROM OCS TO ASSIGN ITS SCANSURE PRODUCTS AND SERVICES TO SPECTRA, THE ASSET SALE MAY NOT BE COMPLETED.

The ScanSure products and services, developed by the Seller with grant funding from the OCS, are assets intended to be acquired by Spectra under the APA.  As a condition to Closing, all ScanSure products must be transferred from the Seller to Spectra without any restrictions or limitations whatsoever.  To effectuate this transfer, Seller must obtain consent from the OCS, and must pay a fee to the OCS.  While the Company believes that the OCS will grant its consent to transfer the ScanSure assets to Seller, there can be no assurances that the OCS will do so, as the actions of the OCS are outside of the control of the Seller and Spectra.

FAILURE TO COMPLETE THE ASSET SALE COULD CAUSE THE COMPANY'S STOCK PRICE TO DECLINE.

If the Asset Sale is not completed, the Company's stock price may decline due to any or all of the following potential consequences:

•
the Seller may not be able to dispose of its assets for values equaling or exceeding those currently estimated; in particular, the assets that are the subject of the Asset Sale will likely be substantially diminished in value;

•	the Company may file for, or be forced to resort to, bankruptcy; and

•	the Company may have difficulty retaining its remaining personnel.

In addition, if the Asset Sale is not completed, the Company's stock price may decline to the extent that the current market price of the Company's common stock reflects a market assumption that such sale will be completed.

FOLLOWING THE COMPLETION OF THE ASSET SALE, THE COMPANY WILL NO LONGER HAVE ACCESS TO CERTAIN INTELLECTUAL PROPERTY ASSETS OR THE HUMAN RESOURCES, INCLUDING THE SERVICES OF CERTAIN KEY EMPLOYEES, NECESSARY TO FULFILL ITS OBLIGATIONS UNDER EXISTING AGREEMENTS WITH THIRD PARTIES.

Upon the completion of the Asset Sale, the Seller will have sold its rights, title and interest in substantially all of its intellectual property and operating assets, including those related to the development of ScanSure products and services.  Because of this, the Company may no longer be able to comply with its existing contractual obligations or commitments under certain agreements with third parties that are not to be transferred to Spectra in the Asset Sale.  In addition, the three remaining employees of the Company are "at will" and may terminate their employment status with the Company at any time or the Company may elect to terminate such employees (with or without entering into alternative arrangements to retain such individuals' services) after the closing of the Asset Sale in connection with the Company's wind-down and settlement activities or other post-closing activities.  (For the avoidance of doubt, this does not include the transitional consulting services provided to Spectra by Tal Gilat under his consulting agreement with Spectra.) The loss of the services of any of the remaining employees of the Company could prevent the Company from effectively continuing its operations and fulfilling its contractual obligations with third parties under existing agreements or distributing APA proceeds to stockholders of the Company to the extent possible after satisfaction of liabilities and obligations to third parties.

THE CONTINGENT PAYMENTS UNDER THE APA RELATED TO CERTAIN POST-CLOSING CONDITIONS MAY NEVER BE MET BY SPECTRA. SPECTRA HAS NO DILIGENCE OBLIGATIONS UNDER THE APA AND, THEREFORE, THE DETERMINATION OF WHETHER TO PURSUE FURTHER DEVELOPMENT OF THE SELLER'S EXISTING BUSINESS RELATIONSHIPS IS IN SPECTRA'S SOLE DISCRETION. AS A RESULT OF THE FOREGOING, THERE CAN BE NO ASSURANCE THAT ANY CONTINGENT AMOUNTS WILL BE PAID TO THE SELLER.

The terms of the APA provide for the following conditional payments:

•
$35,000 if and when orders placed by Holostik, a customer of the Company, with Spectra return to an average monthly level of $16,666.67 during any continuous period of six months after the closing date of the Asset Sale, or the Closing;

•
$150,000 if and when (1) the Seller enters into an IP Purchase and Assignment Agreement and Supply Agreement with K-fee System GmbH, Swisstech 360 GmbH and Eugster/Frismag AG, or the K-fee Agreement, and Spectra is properly assigned the Seller's rights and assumes the Seller's obligations under the K-fee Agreement, or (2) Spectra enters into a K-fee Agreement directly with any of the aforementioned counterparties at any time prior to December 31, 2013; and/or

•	an amount equal to 50% of all collections of the accounts receivable received by Spectra after the Closing.

The APA does not impose any diligence requirements or contractual obligations on Spectra to achieve these conditions, and, as a result, the decision of how much effort to direct towards the Seller's business endeavors, if any, will be determined by Spectra in its sole discretion. If Spectra does not pursue, or does not devote sufficient resources to, development of Seller's business endeavors, these conditions will not be met and the Seller will not receive any of the contingent payments.

THE COMPANY'S STOCKHOLDERS MAY NOT RECEIVE ANY OF THE PROCEEDS OF THE ASSET SALE.

If the Asset Sale is consummated, the cash purchase price will be paid directly to the Company (other than $200,000 will be deposited into escrow with the Escrow Agent at Closing for up to twelve months to cover indemnification claims made by Spectra under the APA during such post-Closing period).  It is probable that none of the net proceeds of the purchase price will be received by the Company's stockholders, unless the Board of Directors ultimately proposes a distribution to the stockholders.

ITEM 6.  EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION
2.1
Asset Purchase Agreement, dated as of October 1, 2013, by and among InkSure Technologies Inc., InkSure Inc., InkSure Ltd., and Spectra Systems Corporation (previously filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 3, 2013).

2.2
Form of Stockholder Voting Agreement, dated as of October 1, 2013, by and among InkSure Technologies Inc., Spectra Systems Corporation, and the stockholders party thereto (previously filed as Exhibit 2.2 to our Current Report on Form 8-K filed on October 3, 2013).

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
101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKSURE TECHNOLOGIES INC.

Dated: November 12, 2013	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2013	By: /s/ David (Dadi) Avner
David (Dadi) Avner
Chief Financial Officer
(Principal Financial Officer)