Form 10-K
period 2013-12-31
NEW YORK GLOBAL INNOVATIONS INC.
filed 2014-04-14
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _____________

COMMISSION FILE NUMBER: 0-24431

NEW YORK GLOBAL INNOVATIONS INC.
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

Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 28, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,505 thousand.

As of April 14, 2014, the Registrant had outstanding 43,173,592 shares of Common Stock, par value $0.01 per share.

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

PART I

ITEM 1.                 BUSINESS.

HISTORY

New York Global Innovations Inc. (formerly known as InkSure Technologies Inc.) was originally incorporated in the state of Nevada, but reincorporated in Delaware in 2003 (together with its subsidiaries, hereinafter referred to as the “Company”, “we”, “us” and “our”). Until February 28, 2014, we developed, marketed and sold customized authentication solutions designed to enhance the security of documents and branded products to meet the growing demand for protection from counterfeiting. Since the closing of the sale of substantially all of our assets, or the Asset Sale, on February 28, 2014, or the Closing, the Company no longer has any operating business.

ASSET SALE

On October 1, 2013, the Company entered into an Asset Purchase Agreement, as amended, or APA, with Spectra Systems Corporation, or Spectra. Pursuant to the terms of the APA, Spectra has acquired at the Closing substantially all of the assets of the Company, with certain exclusions described below.

In consideration for the acquisition of assets pursuant to the APA, Spectra has paid the Company $840,684, plus Spectra’s and the Company’s joint good faith estimate of the closing date inventory value on the closing date. Spectra will also pay the Company the following post-Closing conditional payments:

•	up to an additional $185,000 in post-closing conditional payments depending on orders placed by a former customer and agreements to be entered into with a separate customer assigned to Spectra;

•
up to $200,000, which has been deposited with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing; and

•	an amount equal to 50% of all pre-closing accounts receivable collected after the Closing.

In addition, as a result of the closing of the sale of our assets, the Company’s President and Chief Executive Officer will receive 5% of the net proceeds of the net consideration received by the Company.

On February 28, 2014, the Company and Spectra entered into a further amendment to the APA to acknowledge and make certain agreements as to the allocation of the payments of the purchase price to be made under the APA.

In connection with the Closing, we changed our name from InkSure Technologies Inc. to New York Global Innovations Inc.

Following the Closing and as of March 31, 2014, the following details set forth our main unaudited financial assets and liabilities:

•           Cash and cash equivalents - $1,193
•           Cash in escrow - $200
•           Restricted cash - $21
•           Short-term deposit - $14
•           Trade Receivables - $48
•           Property and Equipment, net - $25
•           Trade Payables - $160
•           Employees and payroll accruals - $53
•           Accrued expenses and other payables - $141

USE OF PROCEEDS OF ASSET SALE

The Company’s Board of Directors is now exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely, however, that the Company will make a distribution of cash to our stockholders.

Although the Board of Directors and management have had preliminary discussions regarding potential uses of our capital following the Asset Sale, the Board of Directors intends to continue to review anticipated liabilities and potential strategic uses of capital in connection with the continuation of the Company as a going concern. Accordingly, we cannot specify with certainty the amount of net proceeds, if any, we will use for any particular use or the timing in respect thereof.

FORMER BUSINESS

During the year 2013 and the first two months of 2014, our products were based on three principal technologies:

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

For the year ended December 31, 2013, approximately 97% of our revenues were earned from sales of our tagsure codes, while the remaining 3% of our revenues were earned from sales of our various readers. We conducted most of our research and development activities through our subsidiary, InkSure Ltd. Our research and development expenses for the year ended December 31, 2013 were $303,000, compared with $408,000 for the year ended December 31, 2012.

As described above, we sold all of the assets associated with these products to Spectra and do not currently have any business operations.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2013 resulted in a net loss of $298,000 and negative cash flows from operation activities of $246,000. Further, as a result of the Asset Sale, the Company no longer has revenue producing operations. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or the completing of a business transaction. The Company has and will experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all find a suitable business transaction. If additional funds are raised through the issuance of equity securities or a business transaction is concluded, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

PRESENT BUSINESS

The Company is currently seeking an acquisition or merger candidate.

Shell Company Status

Based on the lack of Company business activities since the closing of the Asset Sale, our Company is classified as a “shell” company by the Securities and Exchange Commission. The term shell company means a Company that has:

(1) No or nominal operations; and
(2) Either:
(i) No or nominal assets;
(ii) Assets consisting solely of cash and cash equivalents; or
(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

Searching for Business Combination Candidate

The Company is undercapitalized. We are seeking a business combination candidate that would bring revenue and/or asset value to the Company. A business combination candidate would most probably be a private company that seeks to become a publicly traded company through a business combination transaction with a publicly held and quoted company. Often times these business combination transactions are termed “reverse mergers” or “reverse acquisitions” whereby the private company acquires controlling interest in the publicly held company.

Other Relevant Factors

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

For the fiscal year ended December 31, 2013, revenues from customers in Europe and in North America amounted to approximately 15% and 54%, respectively, versus 8% and 34% respectively for the fiscal year ended December 31, 2012. Customers in Asia accounted for approximately 31% of our 2013 revenues versus 58% for the fiscal year ended December 31, 2012.

Included in such revenues are sales to one customer which represented 40% of our total 2013 revenues versus 5% of our total revenues for the fiscal year ended December 31, 2012.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract. In addition, we experienced a reduction in orders from one other large customer in the year ended December 31, 2013. However one of our customers, which accounted for 5% of our revenues for the year ended December 31, 2012, accounted for 40% of our revenues for the year ended December 31, 2013.

For the fiscal years ended December 31, 2013 and 2012 respectively, revenues attributed to geographic areas based on the location of our customers were:

	REVENUES FOR	REVENUES FOR
	THE YEAR ENDED	THE YEAR ENDED
	DECEMBER 31, 2013 (dollars in thousands)	DECEMBER 31, 2012 (dollars in thousands)

Europe	$198	$87
North America	693	359
Asia	397	615
TOTAL	$1,288	$1,061

EMPLOYEES

As of December 31, 2013, we had 3 full-time employees and 2 part-time employees, all located in Israel. We consider our relations with our employees to be satisfactory. After completion of the Asset Sale, we have 1 full-time employee and 2 part-time employees.

The employees of our wholly-owned subsidiary InkSure Ltd. are entitled to “Dmey Havra’a” as provided in a Collective Bargaining Agreement to which the General Labor Union of the Workers in Israel is a party. Dmey Havra’a is an employee benefit program whereby employees receive payments from their employer for vacation time. In addition, InkSure Ltd. pays a monthly amount equal to 14.28% of the salary of each employee to an insurance policy, pension fund, or combination of both, according to the request of such employee. Each employee pays a monthly amount to such insurance policy equal to 5% of such employee’s salary. InkSure Ltd. pays a monthly amount up to 7.5% of each employee’s salary to an educational fund in the name of such employee. Each employee pays monthly amount to such fund equal to 2.5% of such employee’s salary. InkSure Ltd. makes cars available to some employees for their exclusive use. InkSure Ltd. pays all costs associated with these cars, whether fixed or variable, including, without limitation, fuel, repairs and insurance.

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

Because of the reduced levels of orders from our customers and our expectation that our revenues from these customers will continue to remain depressed or decline further, we believe that our existing cash resources, together with cash to be collected from customers, will no longer be sufficient to support our operations for the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital and our current cash flow from operations is insufficient to cover our business plans. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds will require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we will be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders will lose their entire investment in our company.

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

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND WILL NOT BE PROFITABLE IN THE FUTURE UNLESS WE HAVE NEW OPERATIONS.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves. As reflected in the accompanying financial statements, our operations for the year ended December 31, 2013 resulted in a net loss of $298,000 and negative cash flows from operation activities of $246,000. We believe that we will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or the completing of a business transaction. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. In 2013, our cash and cash equivalents decreased by $262,000 to $334,000 from $596,000 in 2012. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

OUR OPERATIONS COULD BE DISRUPTED AS A RESULT OF THE OBLIGATION OF MANAGEMENT OR KEY PERSONNEL OF INKSURE LTD. TO PERFORM MILITARY SERVICE.

Generally, all male adult citizens and permanent residents of Israel under the age of 45 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances. Some of the officers and employees of InkSure Ltd. are currently obligated to perform annual reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of InkSure Ltd.’s officers or key employees due to military service. Any such disruption could limit our ability to conduct our business and could affect our business, results and financial condition.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND FOREIGN CURRENCIES MAY ADVERSELY AFFECT OUR RESULTS.

We incur expenses in Israel in New Israeli Shekels (NIS) and translate these amounts into U.S. dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily British Pounds, Euros and NIS, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, affecting our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our financial results and stock price.

UNDER ISRAELI LAW, OUR STOCKHOLDERS MAY FACE DIFFICULTIES IN THE ENFORCEMENT OF CIVIL LIABILITIES AGAINST OUR SUBSIDIARY INKSURE LTD., ITS OFFICERS, DIRECTORS OR PROFESSIONAL ADVISORS.

InkSure Ltd. is incorporated under Israeli law and its principal office is located in Israel. Certain of the directors and InkSure Ltd.’s professional advisors are residents of Israel or otherwise reside outside of the United States. All or a substantial portion of the assets of such persons are or may be located outside of the United States. It may be difficult to effect service of process within the United States upon InkSure Ltd. or upon any such directors or professional advisors or to realize in the United States upon judgments of United States’ courts predicated upon civil liability of InkSure Ltd. or such persons under United States federal securities laws. InkSure Ltd. has been advised by Israeli counsel, that Israeli courts may not (1) enforce judgments of United States’ courts obtained against InkSure Ltd. or such directors or professional advisors predicated solely upon the civil liabilities provisions of United States’ federal securities laws, or (2) impose liabilities in original actions against InkSure Ltd. or such directors and professional advisors predicated solely upon such United States’ laws. However, subject to certain time limitations, Israeli courts will enforce foreign (including United States) final judgments for liquidated amounts in civil matters, obtained after due trial before a court of competent jurisdiction which recognizes similar Israeli judgments, provided that (1) due process has been observed, (2) such judgments or the execution thereof are not contrary to Israeli law, public policy, security or sovereignty, (3) such judgments were not obtained by fraud and do not conflict with any other valid judgment in the same matter between the same parties and (4) an action between the same parties in the same matter is not pending in any Israeli court at the time the law suit is instituted in the foreign court.

WE HAVE A STOCKHOLDER THAT MAY BE ABLE TO EXERCISE SUBSTANTIAL INFLUENCE OVER US AND ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS WHICH MAY MAKE US DIFFICULT TO BE ACQUIRED AND LESS ATTRACTIVE TO NEW INVESTORS.

ICTS International, N.V. and its affiliates, or ICTS, beneficially own, 9,915,555 shares of our common stock, representing, as of December 31, 2013, approximately 22.97% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS has not exercised any such influence in a way that would materially or adverse affect the Company.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board, or OTCBB, under the symbol “INKS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to December, 31, 2013, our common stock traded at prices ranging from $0.01 to $0.09. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

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

ALTHOUGH OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER EVALUATED OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONSIDERED IT EFFECTIVE AS OF DECEMBER 31, 2013, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATIONS OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2013 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

IN THE EVENT WE CAN NOT FIND A SUITABLE ACQUISITION OR MERGER PARTNER WE MAY BE FORCED TO CEASE OUR EXISTENCE IF OUR CASH IS EXHAUSTED.

In the event we are unable to find a suitable acquisition or merger partner and our cash is exhausted it may become necessary to either liquidate the Company or file for bankruptcy.

There is no assurance that we will be able to find a suitable acquisition or merger partner. Furthermore, a suitable acquisition or merger partner could cause a change in control of the Company as well as significant dilution to our shareholders. If our cash is exhausted, we will not be able to pay our liabilities and obligations.

THE CONTINGENT PAYMENTS UNDER THE APA RELATED TO CERTAIN POST-CLOSING CONDITIONS MAY NEVER BE MET BY SPECTRA. SPECTRA HAS NO DILIGENCE OBLIGATIONS UNDER THE ASSET SALE AND, THEREFORE, THE DETERMINATION OF WHETHER TO PURSUE FURTHER DEVELOPMENT OF THE COMPANY’S EXISTING BUSINESS RELATIONSHIPS IS IN SPECTRA’S SOLE DISCRETION. AS A RESULT OF THE FOREGOING, THERE CAN BE NO ASSURANCE THAT ANY CONTINGENT AMOUNTS WILL BE PAID TO THE COMPANY.

The terms of the Asset Sale provide for the following conditional payments:

•	$35,000 if and when orders placed by Holostik, a customer of the Company, with Spectra return to an average monthly level of $16,667 during any continuous period of six months after the Closing;

•
$150,000 if and when (1) we enter into an IP Purchase and Assignment Agreement and Supply Agreement with K-fee System GmbH, Swisstech 360 GmbH and Eugster/Frismag AG, or the K-fee Agreement, and Spectra is properly assigned our rights and assumes our obligations under the K-fee Agreement, or (2) Spectra enters into a K-fee Agreement directly with any of the aforementioned counterparties at any time prior to December 31, 2013; and/or

•	an amount equal to 50% of all collections of the accounts receivable received by Spectra after the Closing.

The Asset Sale does not impose any diligence requirements or contractual obligations on Spectra to achieve these conditions, and, as a result, the decision of how much effort to direct towards the Company’s business endeavors, if any, will be determined by Spectra in its sole discretion. If Spectra does not pursue, or does not devote sufficient resources to, development of the Company’s former business endeavors, these conditions will not be met and the Company will not receive any of the contingent payments.

THE COMPANY’S STOCKHOLDERS WILL NOT RECEIVE ANY OF THE PROCEEDS OF THE ASSET SALE.

The cash purchase price paid at the Closing was, and any contingent payments will be, paid directly to the Company. None of the net proceeds of the purchase price will be received by the Company’s stockholders unless the Board of Directors ultimately proposes a distribution to the stockholders.

THE NATURE OF PROPOSED OPERATIONS IS SPECULATIVE.

The success of our proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified business opportunity. While management intends to seek a business combination with an entity having an established operating history, there can be no assurance that we will be successful in locating a candidate meeting such criteria. In the event that we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE FACE A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

WE HAVE NO AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND NO SET STANDARDS FOR ANY SUCH BUSINESS COMBINATION.

We have no agreements with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria a target business opportunity will be required to have achieved in order for us to consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE HAVE NOT YET DONE MARKET RESEARCH AND DO NOT HAVE A MARKETING ORGANIZATION.

We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions we have contemplated. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

BECAUSE WE HAVE NOMINAL ASSETS, WE ARE CONSIDERED A “SHELL COMPANY” AND WILL BE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS.

The SEC adopted Rule 405 of the Securities Act OF 1933, as amended, or the Securities Act, and Exchange Act Rule 12b-2 which defines a shell company as a company that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules applicable to shell companies prohibit them from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rules regarding Form 8-K require shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, Rule 144 under the Securities Act makes resales of restricted securities by shareholders of a shell company more difficult. See discussion under heading “Rule 144” below.

ANY TRANSACTION WE PURSUE MAY BE SUBJECT TO TAXATION.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Such transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences for us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

THE REQUIREMENT TO PROVIDE AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES.

Our management believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We maintained our research and development facilities in Rehovot, Israel. The facilities we lease in Israel are approximately 3,800 square feet pursuant to a lease expiring in April 2014. Monthly lease payments for such facility are approximately $6 thousand per month. The Company has no plans to renew this lease and will seek an alternate suitable location for Company offices upon the expiration of the lease.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to or subject to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of our common stock as reported by the OTCBB under the symbol “INKS” for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR 2012
1st Quarter	$0.38	$0.10
2nd Quarter	$0.21	$0.06
3rd Quarter	$0.11	$0.03
4th Quarter	$0.11	$0.05

FISCAL YEAR 2013
1st Quarter	$0.09	$0.05
2nd Quarter	$0.09	$0.05
3rd Quarter	$0.07	$0.04
4th Quarter	$0.05	$0.01

FISCAL YEAR 2014
1st Quarter	$0.03	$0.02

As of April 14, 2014, there were 70 holders of record of our common stock.

We have not paid dividends on our common stock since inception and we do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business. The declaration of dividends in the future will be at the election of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the board of directors deems relevant.

Rule 144

Pursuant to Rule 144 under the Securities Act, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their securities issued while we are a shell in reliance on Rule 144. This Form 10 information and will not cause these restricted shares to become available for public resale. At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  Holders of our securities issued before we became a “shell company” may sell those securities under Rule 144, subject to certain conditions.

Under Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

In order for these restricted shares to become capable of public resale under Rule 144, the Company plans to acquire a private operating company that is not a “shell company”. When we complete such an acquisition, we will be required to file a Current Report on Form 8-K that contains Form 10 information about the private company and cease to be classified as a “shell company”. From the date that we file the Form 8-K containing the Form 10 information, twelve consecutive months must pass before these restricted shares may be resold, so long as we have complied with the reporting requirements of the Exchange Act. We cannot give any assurances that we will be able to comply with these requirements. Consequently, all restricted securities may remain restricted indefinitely.

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

OVERVIEW

Until the Closing, we specialized in comprehensive security solutions, designed to protect branded products and documents from counterfeiting, fraud, and diversion.

Our TagSureTM solutions enabled authentication and tracking of documents and products by adding special chemical markers to standard inks and coatings. The combination of markers, inks and materials produced electro-optic “signatures” - unique codes that were incorporated into the printed media used by the customer. Proprietary computerized readers verified these codes by manual or automatic operation.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2013 resulted in a net loss of $298,000 and negative cash flows from operation activities of $246,000. Further, as a result of the Asset Sale completion on February 28, 2014, the Company will no longer have revenue-producing operations. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without either obtaining additional financing in the near term or completing a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or completing a business transaction. If additional funds are raised through the issuance of equity securities or completing a business transaction, the Company’s existing stockholders will experience significant dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

Subsequent to the end of the year, the Company completed the Asset Sale, as described under “Item 1. Business-Asset Sale.”

The Company’s Board of Directors is now exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely that the Company will make a distribution of cash to its stockholders.

REVENUES

For the year ended December 31, 2013, approximately 46% of our revenues were earned from customers located outside the United States compared with 66% for the year ended December 31, 2012. For the year ended December 31, 2013, approximately 40% of our revenues were earned from one customer located in Europe compared with 5% from such customer for the year ended December 31, 2012.

In April 2012, one of our major customers, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract. In addition, we experienced a reduction in orders from one other large customer in the year ended December 31, 2013. Further, one of our customers, which accounted for 5% of our revenues for the year ended December 31, 2012, accounted for 40% of our revenues for the year ended December 31, 2013. For the year ended December 31, 2013, approximately 19% and 9% of our revenues were earned from two customers in the year ended December 31, 2013, compared with 28% and less than 1%, respectively, in the year ended December 31, 2012.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consisted of cost of revenues, research and development expenses, selling and marketing expenses, and general and administrative expenses.

Our cost of revenues consisted primarily of materials, including taggants and electronic and optical parts, sub-contractors and compensation costs for our operations staff.

Our research and development expenses consisted primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. These expenses fluctuated as a percentage of revenue depending on the projects undertaken during the reporting period. Since our inception, we have expensed all research and development costs in each of the periods in which they were incurred.

Our selling and marketing expenses consisted primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses.

Our general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs, as well as the expenses associated with being a publicly traded company.

TAXES

We have not recorded any income tax benefit for net losses incurred for any period from inception to December 31, 2013. The utilization of these losses and credits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with U.S. GAAP. The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the consolidated financial statements contained elsewhere in this annual report.

Of these significant accounting policies, certain policies may be considered critical because they are most important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies affected our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION. Revenues from product sales were recognized in accordance with ASC Topic 605, “Revenue Recognition”, when delivery had occurred, persuasive evidence of an agreement existed, the vendor’s fee was fixed or determinable, no further obligation existed and collectability was probable. Delivery is considered to have occurred upon shipment of products. When and if a right of return exists, we deferred revenues until the right of return expires. As a result of the Asset Sale, we no longer generate revenues.

INVENTORIES. Inventories were stated at the lower of cost or market. Cost was determined on a “first in, first out” basis. We regularly reviewed inventory values and quantities on hand and wrote down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In making the determination, we considered future sales of related products and the quantity of inventory at the balance sheet date, assessed against each inventory item’s past usage rates and future expected usage rates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We performed credit evaluations of our customers’ financial condition. We maintained allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We recorded our bad debt expenses as general and administrative expenses. When we became aware that a specific customer was unable to meet its financial obligations to us, we recorded a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.

DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that we have a history of losses, it is likely that the deferred tax will not be realized.

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2013	2012

Revenues	100%	100%
Cost of revenues	44	49

Gross profit	56	51

Operating expenses:
Research and development	24	38
Selling and marketing	16	41
General and administrative	44	63

Total operating expenses	84	142

Operating loss	(27)	(91)
Financial income (expense), net	4	11
Taxes on income	0	0
Net loss from continued operations	(23)	(80)
Net loss from discontinued operations	0	(21)
Net loss	(23)	(101)

YEAR ENDED DECEMBER 31, 2013 COMPARED WITH YEAR ENDED DECEMBER 31, 2012 (dollars in thousands)

REVENUES. Revenues consist of gross sales of products less discounts. Our revenues, mostly derived by the sales of taggants and readers, increased by $227, or by 21%, to $1,288 in the fiscal year ended 2013 from $1,061 in the fiscal year ended 2012. The increase in revenues was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States and to one of our customers located in Asia.

Revenue from customers outside of the United States represented 46% and 66% of our revenues for the fiscal years ended December 31, 2013 and 2012, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues increased by $47, or 9%, to $564 in 2013, from $517 in 2012. Cost of revenues as a percentage of revenues was 44% in 2013, compared with 49% in 2012. The decrease in cost of revenues in percentage terms in 2013 was primarily related to lower salary expenses and due to the fact that approximately $80, or 6%, of our revenues were generated by the recognition of the approximately three-year-old advances from customers, with no cost involved.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $105, or 26%, to $303 in 2013 from $408 in 2012. This decrease in research and development expenses was primarily related to the decrease in our operations which resulted in lower payroll expenses of $68 and lower subcontractors’ expenses of $29 and lower non-cash share based compensation expenses in an amount of $4 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, “Share Based Payment”.

We did not capitalize research and development expenses in 2013 and 2012, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $227, or 53%, to $205 in 2013, from $432 in 2012. This decrease in selling and marketing expenses was primarily related to the decrease in our operations which resulted in a decrease in payroll expenses of $166, and a decrease in other expenses of $59 (mainly advertising and travel expenses).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $99, or 15%, to $567 in 2013, from $666 in 2012. This decrease in general and administrative expenses was primarily related to lower payroll expenses in an amount of $17, lower professional expenses of $34 and lower non-cash share based compensation expenses in an amount of $51 related to the impact of the accounting rules on share-based payments outlined in ASC Topic 718-10, “Share Based Payment”. We have taken steps to reduce as much of our General and administrative expenses as possible.

 General and administrative expenses in 2013 included non-cash share based compensation expenses of $2.

FINANCIAL INCOME, NET. Financial income, net decreased by $59, or 53%, to $53 in 2013, from financial income, net of $112 in 2012. This decrease in financial income (expense), net was primarily related to a decrease of $29 in non-cash financial income related to warrants and by a decrease of $24 in exchange rates changes.

NET LOSS FROM DISCONTINUED OPERATIONS. At the end of 2010, our board of directors decided to discontinue all further research and development of projects, which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio Frequency Identification, or RFID, product, SARCode, and its related technologies.

The discontinued operation mainly consisted of research and development expenses. These expenses consisted primarily of compensation costs attributable to employees that were engaged in research and development activities, development-related raw materials and fees of sub-contractors and other related costs such as rental of research and development tools. The discontinued operation expenses decreased by $226 to zero, in 2013, from $226 in 2012. This decrease in net loss from discontinued operations was due to no discontinued expenses in 2013.

NET LOSS. We incurred a net loss of $298 in 2013, compared with a net loss of $1,076 in 2012, which represents an decrease of $778 in net loss. This decrease in net loss was primarily related to the increase in our revenues, which was mainly due to higher volume of deliveries of our TagSure product to one of our customers located in the United States, the recognition of $80 due to the approximately three-year-old advances from customers, and a decrease in our operational expenses, which was mainly due to lower salary expenses and no discontinued operation expenses.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

We have incurred substantial losses since our inception in April 1997. As of December 31, 2013, we had an accumulated deficit of $17,918 and a positive working capital (current assets less current liabilities) of $435. Losses may continue in the foreseeable future.

Capital expenditures were zero in 2013 and $7 in 2012. We do not have any material commitments for capital expenditures as of December 31, 2013.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves. As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2013 resulted in a net loss of $298 and negative cash flows from operation activities of $246. Further, the Asset Sale was completed on February 28, 2014, thus the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

As discussed above under “Item 1. Business-Asset Sale,” as a result of the Closing of the Asset Sale, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the closing date, and will receive an amount equal to 50% of all pre-closing accounts receivable collected after the Closing. The Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing.

Following the Asset Sale, the Company’s Board of Directors is now exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely, however, that the Company will make a distribution of cash to its stockholders.

As of December 31, 2013, we had cash, cash equivalents and short-term deposits of $334, compared to $596 in 2012. We had negative cash flow from operating activities of $246 in 2013 compared to a negative cash flow from operating activities of $1,297 in 2012. The negative cash flow from operating activities in 2013 is attributable mainly to the net los of $298, a decrease in accrued expenses and other payables of $102 to $33 in the year ended December 31, 2013 from $135 in the year ended December 31, 2012 and to the changes in warrants to issue shares of $68 to $38 in the year ended December 31, 2013 from $106 in the year ended December 31, 2012. The negative cash flow from operating activities in 2012 is attributable mainly to the decrease in our revenues of $2,687 to $1,061 in the year ended December 31, 2012 from $3,748 in the year ended December 31, 2011.

We had a negative cash flow from investing activities of $16 in 2013 compared to positive cash flow of $501 in 2012. The negative cash flow from investing activities in 2013 was primarily due to increase of short-term bank deposits and restricted cash of $16 and $4, respectively, while the positive cash flow in 2012 was primarily due to release of short-term bank deposits of $506.

 We did not have any cash flow from financing activities in the years ending December 31, 2013 and 2012.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS (dollars in thousands).

Our contractual obligations and commitments as of December 31, 2013 principally include obligations associated with our office lease obligations and the lease of several automobiles which expire on various dates, the latest of which is in April 2014. The future lease payments under non-cancelable office and car leases as of December 31, 2013, are as follows:

2014:	$28

We expect to finance these contractual commitments from cash on hand.

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,800 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $105 were allocated to our ScanSure line of products. These royalties-bearing research and development grants partially covered our research and development RFID project expenses. Royalties would become due to OCS only if the RFID or the ScanSure research and development projects funded by the grant were successfully commercialized and resulted in sales’ revenues based on the know-how developed during the RFID or the ScanSure projects. The royalty rate is 3%-4% of the sales revenues based on the RFID or the ScanSure research and development projects funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

Following the submission of our last research and development grant program report to the OCS (for the period from April 1, 2009 through March 31, 2010), and following an OCS audit in September 2010, on March 26, 2012, we received from the OCS a final demand to return a total amount of $84 in connection with the RFID development project. In its demand, the OCS claimed that some of the expenses included in the last grant were not approved. The Company paid the amount to the OCS in two installments in April and May 2012.

The Company’s ScanSure products and services, developed by the Company with grant funding of $105 from the OCS, have been acquired by Spectra. At the Closing, all ScanSure products were transferred from the Company to Spectra without any restrictions or limitations whatsoever. To effectuate this transfer, the Company filed with the OCS an application complying with all applicable legal requirements that have been approved by OCS before the closing date. In addition, the Company has paid the OCS $120, the initial grant of $105 off-set by royalties payments of $7 and LIBOR interest of $22 required by the OCS in connection with the transfer at the Closing.

OFF-BALANCE SHEET ARRANGEMENTS.

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2013.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and, providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of April 14, 2014.

NAME	AGE	POSITION

EXECUTIVE OFFICERS
Tal Gilat	42	President and Chief Executive Officer
Tomer Assis	42	Chief Financial Officer

NON-EMPLOYEE DIRECTORS
Gadi Peleg	39	Chairman
Alon Raich	38	Director
David W. Sass	78	Director and Secretary
Roberto Alonso Jimenez Arias	47	Director

TAL GILAT joined us in March 2010 as President and Chief Executive Officer. Between the years 2005-2009, Mr. Gilat headed SanDisk Enterprise Sales (NASDAQ: SNDK) in North America. Mr. Gilat joined SanDisk through the company’s acquisition of publicly traded M-Systems (NASDAQ: FLSH), where Mr. Gilat headed M-Systems’ Global Enterprise Business. Between the years 2000 – 2004, Mr. Gilat founded and served as CEO of Kavado Inc. (acquired by Protegrity Inc.). Mr. Gilat holds a B.A. with honors in Economics & Business Administration from the Hebrew University in Jerusalem and an M.B.A. from Columbia Business School in New York.

TOMER ASSIS, C.P.A. joined us in December 2013 as Chief Financial Officer. Since February 2008, Mr. Assis has also served as the Vice President of Finance at BackWeb Technologies Ltd. (OTC Pink: BWEBF), which provides communication technologies and solutions for the distribution of digital information and assets to employees and customers of enterprises, and provides CFO and business services to public companies and start-up companies. Prior to joining BackWeb, Mr. Assis served as the Director of Finance at CellNet Solutions Ltd., as the International Controller for Check Point Software Technologies Ltd. (NASDAQ: CHKP), and as the Controller for M+W Zander Group’s Israeli subsidiaries. Mr. Assis has worked at the accounting firms Ernst & Young and Grant Thornton in Israel. Mr. Assis’s past experience includes serving as the Interim Chief Financial Officer of Rosetta Genomics Ltd. (NASDAQ: ROSG), a molecular diagnostics company with offices in Israel and the United States. Mr. Assis is a Certified Public Accountant in Israel and holds a B.A. in Business Administration, Accounting and Finance from the College of Management in Israel.

GADI PELEG joined us in August 2008 as a director. On February 3, 2010, Mr. Peleg was appointed as our Chairman of the Board. Since May 2003, Mr. Peleg has been the president of Cape Investment Advisors, Inc., a private investment firm. Mr. Peleg also serves on the board of directors of Atelier 4, Inc., a logistics firm specializing in the care and transport of fine art and antiquities, which he joined in November 2005. Mr. Peleg received his B.S. from Columbia School of Engineering and Applied Science in 1997, and completed the Owner/President Management Program of Harvard Business School in 2008. Mr. Peleg’s diverse investment and managerial experience makes him suitable to serve as our Chairman of the Board and as a director of the Company.

ALON RAICH joined us in December 2009 as a director. Mr. Raich is a Certified Public Accountant admitted to practice in Israel since 2004. In 2005 he joined ICTS, an aviation security company traded on the OTCBB (OTC: ICTSF), as Controller, and since 2008 acts as its Chief Financial Officer. Between 2001 and 2005, Mr. Raich worked at the accounting firm Kesselman & Kesselman, a member of PriceWaterhouseCoopers International Limited. Mr. Raich holds a B.A. in economics and accounting and an M.A. in law, both from Bar-Ilan University, Israel. Mr. Raich is familiar with the requirements of the SEC and the accounting and financial requirements for publicly-traded companies, making him suitable to serve as a director of the Company.

DAVID W. SASS joined us in February 2003 as a director. Mr. Sass is a director and officer of other private companies. For the past 52 years, Mr. Sass has been a practicing attorney in New York City and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, a director of ICTS, an aviation security company traded on the OTCBB (OTC: ICTSF.OB), an honorary trustee of Ithaca College and a Director of Temple University Law Foundation. Mr. Sass holds a B.A. from Ithaca College, a J.D. from Temple University School of Law and an LL.M. in taxation from New York University School of Law. In addition to his experience as a practicing attorney specializing in many aspects of corporate law, Mr. Sass also has experience in running a $100 million business, making him even more suitable for the role of director of the Company.

ROBERTO ALONSO JIMENEZ ARIAS joined us as a director in March 2014. Since April 2006, Mr. Jimenez has served as President of Consultora Integra, a private advisory firm. Prior to this Mr. Jimenez was a managing director and partner at Wall Street Securities, S.A., a Panamanian investment banking boutique later acquired by Banco General. Mr. Jimenez also serves on the board of directors of important Panamanian companies including Latinex Holdings, Inc., Central Latinoamericana de Valores, S.A. (Latinclear) and Compañía Azucarera La Estrella, S.A. and affiliates. Mr. Jimenez received his B.A. with a dual major in Economics and Financial Management from the Catholic University of America in Washington D.C. in May 1997, and an M.B.A. from George Washington University in December 1999. Mr. Jimenez’s significant business, financial and management experience makes him suitable to serve as a director of the Company.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

CODE OF ETHICS

We have adopted a code of conduct and ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial and Accounting Officers. The text of the code of conduct and ethics is available at no charge upon request. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of any such amendment or waiver.

CORPORATE GOVERNANCE

AUDIT COMMITTEE. The Audit Committee currently has three members: Messrs. Alon Raich (Chairman), David W. Sass, and Roberto Alonso Jimenez Arias. The Audit Committee recommends the Company’s board of directors to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standard promulgated by the SEC, as such standards apply specifically to members of audit committees. The board of directors has determined that Alon Raich is an “audit committee financial expert” as the SEC has defined that term in Item 407 of Regulation S-K and believes that Mr. Raich, Mr. Sass and Mr. Jimenez are independent directors with the meaning of NASDAQ Rule 5605(a)(2) based on their qualifications described above. The Audit Committee written charter is available upon request from the Company’s Chief Financial Officer.

COMPENSATION COMMITTEE. The role of the Compensation Committee is to advise and make recommendations to the board of directors relating to the compensation of the Company’s executive officers, administration of all plans of the Company under which Company securities may be acquired by directors, executive officers, employees and consultants and to produce the report on executive compensation, if required, in the Company’s annual proxy statement in accordance with applicable rules and regulations. The current members of our Compensation Committee are Messrs. David W. Sass, Alon Raich, and Gadi Peleg, all of whom are independent directors. The Committee will report to the board of directors which will have the final decisions with respect to all such matters. The Compensation Committee written charter is available upon request from the Company’s Chief Financial Officer.

NOMINATING COMMITTEE. We do not have a standing nominating committee. The board of directors has not established a nominating committee primarily because the current composition and size of the board of directors permits candid and open discussion regarding potential new members of the board of directors. The entire board of directors currently operates as the nominating committee for us. There is no formal process or policy that governs the manner in which we identify potential candidates for the board of directors. Historically, however, the board of directors has considered several factors in evaluating candidates for nomination to the board of directors, including the candidate’s knowledge of the company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the company’s stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of board of directors nominees recommended by our stockholders. However, the board of directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the board of directors should do so by writing to us at 18 East 16th Street, Suite 307, New York, NY 10003, Attn: Chief Financial Officer.

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

(amounts in thousands)

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(2)	ALL OTHER COMPENSATION ($)(3)	TOTAL ($)

Tal Gilat
PRESIDENT AND CHIEF EXECUTIVE OFFICER	2013	157	–	3	20	180
	2012	227	–	35	19	281

David (Dadi) Avner
FORMER CHIEF FINANCIAL OFFICER	2013	156	–	7	16	179
	2012	146	–	14	14	174

(1) Stock awards costs are measured according to the grant date fair market value in accordance with ASC Topic 718-10, “Share-Based Payment” and with ASC Topic 718-20, “Share-Based Payment Measurement”. For a disclosure of the assumptions made in the valuation of the options awards, please see Note 2 “Significant Accounting Policies” in the financial statements included elsewhere in this annual report. According to Mr. Gilat’s employment agreement, he was to receive shares of the Company’s common stock equal to 2.5% of the outstanding shares of the Company as of December 31, 2011 and in 2012 another 2.5% of the outstanding shares of the Company as of December 31, 2011, totaling 5% of the outstanding equity of the Company. In February 2012, the Company granted 2,055,604 restricted shares to Mr. Tal Gilat, equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011. The entire Share-Based Payment expenses were recorded in 2011.

(2) Options awards costs are measured according to the grant date fair market value in accordance with ASC Topic 718-10, “Share-Based Payment”. For a disclosure of the assumptions made in the valuation of the options awards, please see Note 2 “Significant Accounting Policies” in the attached Financial Statements. For a disclosure of the assumptions made in the valuation of the options awards, please see Note 2 “Significant Accounting Policies” in the financial statements included elsewhere in this annual report.

 (3) Use of company car.

As a result of the closing of the Asset Sale, the Company’s President and Chief Executive Officer will receive 5% of the net proceeds of the net consideration received by the Company.

EMPLOYMENT AGREEMENTS

On March 2, 2010, the board of directors appointed Mr. Tal Gilat as President and Chief Executive Officer of the Company. Under his employment agreement, Mr. Gilat is entitled to a base salary of NIS 50,000 per month. In addition, Mr. Gilat is entitled to targeted 2010 Management By Objectives, or MBO, gross bonus of up to NIS 480,000 (at 100% achievement, in accordance with the MBO targets set by the Company’s board of directors. The MBO criteria consist of specific revenues, new customers and new channel partners milestones). Furthermore, the Company pays an additional sum of up to 15.83% of the base salary towards a manager’s insurance policy, and an amount equal to 7.5% of the base salary for an advanced study fund, both in the name of Mr. Gilat. Mr. Gilat is also entitled to a company car and cell phone in accordance with the Company’s policies. Mr. Gilat is also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment, the Company granted to Mr. Gilat options to purchase up to 700,000 shares of the Company’s common stock according and subject to the provisions of the Company’s 2002 Employee, Director and Consultant Stock Option Plan, or the Option Plan. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments up until March 2, 2013. As of April 14, 2014, all the 700,000 options had vested.

On March 1, 2011, Mr. Gilat’s base salary was increased to sixty thousand NIS (NIS 60,000) and the tax-exemption limitation on the parties’ contributions to the employees’ advanced study fund (“Keren Hishtalmut”) was canceled, so that the parties’ contributions (Company - 7.5% of Base Salary and Employee - 2.5% of Base Salary) were made from the Employee’s entire Base Salary, without regard to such tax-exemption limitation.

On January 9, 2012, the Compensation Committee reviewed Mr. Gilat’s compensation package for 2011 and determined that it needed to be revised. The Compensation Committee recommended that the total compensation package should be $425 thousand inclusive of all Israeli social benefits, plus an automobile and automobile expenses based upon the current vehicle supplied to Mr. Gilat. In addition, the Compensation Committee recommended that Mr. Gilat receive such number of shares of common stock of the Company for the year 2011 equal to 2.5% of the total issued and outstanding stock capital of the Company, all under the terms of the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

With respect to Mr. Gilat’s compensation for the year 2012, the Compensation Committee authorized a total compensation package salary of $300 thousand, inclusive of all Israeli social benefits (“Bituach Menahalim, Keren Hishtalmut” etc.), plus a car as outlined in the previous paragraph, plus a bonus arrangement up to $150 thousand, payable according to a formula that Mr. Peleg (the chairman of the board of directors) would develop and disclose for approval to the full board of directors. The MBO formula is based on the 2012 budget, approved by the board of directors on January 25, 2012 and it consists of specific revenues and EBITDA milestones. The MBO, if earned, shall be paid within two weeks after the audit for the year end December 31, 2012 has been completed. In the event the business is sold during the year, then the MBO, if earned would be pro-rated. Notwithstanding the foregoing, the Compensation Committee and/or the board of directors have the right to grant additional bonuses based on extraordinary performance in their sole discretion, payable in cash, stock or options or a combination thereof. In 2012, the MBO criteria were not met and the Company did not record any liability for bonuses. The Company also terminated the MBO program.

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

In addition, as Mr. Gilat facilitated the Asset Sale, he shall receive an additional bonus of 5% of the net consideration received.

On May 14, 2012, the board of directors reviewed the cash position of the Company and the rate of burn. After discussion, the board of directors approved a substantial reduction in cost in all areas of the Company’s operations and a 50% salary reduction to $150 thousand, beginning in June 2012.

On September 21, 2010, the board of directors appointed Mr. David (Dadi) Avner, the former controller of the Company’s subsidiary, InkSure Ltd., as Chief Financial Officer of the Company. Mr. Avner continued to be an employee of InkSure Ltd. Under his employment agreement with InkSure Ltd., Mr. Avner was entitled to a base salary of NIS 22,500 per month. In addition, Mr. Avner was entitled to an additional monthly gross amount of NIS 7,500 as global compensation for overtime hours. Furthermore, InkSure Ltd. paid him an amount of up to 13.83% of the salary towards his manager’s insurance fund, and an additional amount equal to 7.5% of the salary for his advanced study fund. Mr. Avner was also entitled to a company car, cell phone and laptop computer in accordance with InkSure Ltd.’s policies. Mr. Avner was also entitled to paid annual vacation time and such other benefits as the Company may grant from time to time to its executive employees. Finally, in connection with his appointment, Mr. Avner was granted stock options to purchase up to 400,000 shares of the Company’s common stock according and subject to the provisions of the Option Plan which options expired.

Beginning in February 2012, Mr. Avner’s base salary was increased to NIS 26,250 per month. In addition, Mr. Avner was entitled to an additional monthly gross amount of NIS 8,750 as global compensation for overtime hours.

On October 13, 2013, Mr. Avner tendered his resignation as Chief Financial Officer of InkSure Technologies Inc. to pursue another opportunity. The resignation became effective 60 days from the date of his resignation, on December 13, 2013.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2013 for each of our named executive officers.

	Number	Number of
	of	Securities
	Securities	Underlying
	Underlying	Unexercised Options
	Unexercised Options	(#)		Option
	(#)	Unexercisable	Option Exercise	Expiration
Name	Exercisable (1)	(1) (2)	Price ($)	Date

Tal Gilat (3)	700,000	-	0.38	03/02/2015

David (Dadi) Avner (4)	-	400,000	0.16	02/13/2014

(1)	The options were granted pursuant to our 2002 Option Plan.

(2)	The outstanding option agreements issued under our 2002 Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

(3)
On March 2, 2010, Mr. Gilat was granted stock options to purchase 700,000 shares of common stock. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments until March 2, 2013. As of April 14, 2014, all the 700,000 options had vested.

(4)
On October 14, 2010, Mr. Avner, former CFO, was granted stock options to purchase 400,000 shares of common stock. The options were exercisable at $0.16 per share and vest in four equal annual installments commencing October 14, 2011, and the last of which is on October 14, 2014. As of March 31, 2014, due to Mr. Avner’s resignation, the options expired. The final installment did not vest as of Mr. Avner’s leave date.

During 2013, we did not grant any new stock options to our employees or directors.

DIRECTOR COMPENSATION

Aside from those awards described below, the Company’s directors do not presently receive any compensation for their services rendered to the Company, and no remuneration has been paid for or on account of services rendered by a director in such capacity in 2013.

At fiscal year end: (1) Mr. Peleg’s aggregate number of stock awards totaled 277,778 and his aggregate number of option awards outstanding totaled 1,250,000; (2) Mr. Raich’s aggregate number of stock awards totaled 62,500 and his aggregate number of option awards outstanding totaled 160,000; (3) Mr. Sass’s aggregate number of stock awards totaled 62,500 and his aggregate number of option awards outstanding totaled 180,000; and (4) Mr. Jimenez does not have any stock or option awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 14, 2014 concerning the beneficial ownership of the Company’s voting securities of (i) each current member of the board of directors, (ii) the executive officers included in the Summary Compensation Table above (other than Mr. Avner, who, to our knowledge, does not beneficially own any shares), (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

As of April 14, 2014, we had 43,173,592 shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS*
Gadi Peleg (2)	4,727,778	10.64%

Tal Gilat (3)	2,755,604	6.28%
Alon Raich (4)	422,500	**
David W. Sass (5)	249,853	**
Roberto Alonso Jimenez Arias	-	0.00%

Executive officers and directors as a group (5 persons)	8,155,735	18.47%

5% STOCKHOLDERS

ICTS International N.V. and affiliates (6)	9,915,555	22.97%
James E. Lineberger and affiliates (7)	2,779,886	6.44%

*	Except as otherwise indicated, the address of each beneficial owner is c/o New York Global Innovations Inc., 18 East 16 Street, New York, NY 10003.

**	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within sixty (60) days of April 14, 2014. Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2)	Includes stock options to purchase up to 1,250,000 shares of common stock, which are currently exercisable or exercisable within 60 days of April 14, 2014.

(3)
Includes 2,055,604 restricted shares granted in February 2012 and stock options to purchase up to 700,000 shares of common stock, which are currently exercisable or exercisable within 60 days of April 14, 2014.

(4)	Includes stock options to purchase up to 160,000 shares of common stock, which are currently exercisable or exercisable within 60 days of April 14, 2014.

(5)	Includes stock options to purchase up to 180,000 shares of common stock, which are currently exercisable or exercisable within 60 days of April 14, 2014.

(6)
Includes 544,118 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,075,676 shares of common stock beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, N.V.; and 6,295,761 shares of common stock owned by ICTS International N.V. ICTS-USA, Inc.’s, ICTS Information Systems, B.V.’s and ICTS International N.V.’s address is Biesboch 225, 1181 JC Amstelveen, Netherlands. This information is based solely on information provided by the Company’s Transfer Agent, Pacific Stock Transfer Company on April 14, 2014.

(7)
Consists of 2,009,930 shares of Common Stock owned by James E. Lineberger Revocable Trust, a Florida trust, and 769,956 shares of Common Stock owned by L & Co., LLC, a Delaware limited liability company. The address for James E. Lineberger and his affiliates is 1120 Boston Post Road, Darien, CT 06820. This information is based solely on information provided by the shareholders on a Schedule 13D filed with the SEC on January 29, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2013. Our stockholder approved equity compensation plan consists of: (i) the Option Plan, and (ii) the Stock Plan.

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

In September 2011, the Company’s stockholders approved and ratified the Stock Plan. The purpose of the Stock Plan is to encourage eligible employees, directors and other individuals who render services to the Company and its subsidiaries to continue their association with the Company and its subsidiaries by providing opportunities for them to participate in the ownership of the Company and in its future growth through the issuance to such persons of restricted shares of Common Stock of the Company. The total number of shares that can be issued under the Stock Plan shall be determined from time to time by the board of directors, provided, however, that such number, together with the number of shares that may be issued under the Option Plan, and options granted outside the Option Plan, shall not exceed 10,000,000 shares. The Stock Plan is administered by the board of directors.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plans approved by security holders	2,800,000	$0.21	4,859,165
Equity compensation plans not approved by security holders(1)	50,000	$1.40	0
TOTAL	2,850,000		4,859,165

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

We had no related persons transactions in 2013 or 2012.

DIRECTOR INDEPENDENCE

As our common stock is currently traded on the OTCBB, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. Nonetheless, of the four directors currently serving on the board of directors, we believe that David W. Sass, Alon Raich and Roberto Alonso Jimenez Arias are independent directors within the meaning of NASDAQ Rule 5605(a)(2).

As disclosed in Item 10 “Directors, Executive Officers and Corporate Governance” Mr. Sass also serves as a director of ICTS International NV, traded on the OTCBB (OTC: ICTSF) and Mr. Raich serves as its Chief Financial Officer.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAC, for the audit of our annual financial statements for the years ended December 31, 2013 and December 31, 2012 and fees billed for other services rendered by BAC during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2013	DECEMBER 31, 2012

Audit fees (1)	$33	$28
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$33	$28

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, services in connection with the Asset Sale, and work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

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

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION

2.1
Asset Purchase Agreement, dated as of October 1, 2013, by and among InkSure Technologies Inc., InkSure Inc., InkSure Ltd., and Spectra Systems Corporation (previously filed as Exhibit 2.1 to our Current Report on Form 8-K on October 3, 2013).

2.2
Amendment No. 1 to Asset Purchase Agreement, dated as of January 9, 2014, by and among InkSure Technologies Inc., InkSure Inc., InkSure Ltd., and Spectra Systems Corporation (previously filed as Exhibit 2.1 to our Form 8-K on January 14, 2014).

2.3
Amendment No. 2 to Asset Purchase Agreement, dated as of February 28, 2014, by and among InkSure Technologies Inc., InkSure Inc., InkSure Ltd., and Spectra Systems Corporation (previously filed as Exhibit 2.1 to our Form 8-K on March 6, 2014).

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

4.1	Form of Series A, Series B-1 and Series B-2 Warrant (previously filed as Exhibit 4.3 to our Current Report on Form 8-K filed on April 9, 2008).

4.2	First Amendment to Series A Warrant (previously filed as Exhibit 4.1 to our Current Report filed on Form 8-K filed on January 21, 2010).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).

10.5*	Employment Agreement and Stock Option Agreement of Tal Gilat (previously filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K filed on March 8, 2010).

10.6*	Amendment No. 1 to Employment Agreement of Tal Gilat (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K filed on March 30, 2011).

21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Annual Report on Form 10-KSB filed on March 31, 2003).

23.1	Consent of Brightman Almagor & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu.**

31.1	Rule 13-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certifications of Chief Executive and Chief Financial Officers.***

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail**

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

NEW YORK GLOBAL INNOVATIONS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
NEW YORK GLOBAL INNOVATIONS INC.

We have audited the accompanying consolidated balance sheets of New York Global Innovations Inc. (“the Company”) and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRIGHTMAN ALMAGOR ZOHAR & CO.
CERTIFIED PUBLIC ACCOUNTANTS
A MEMBER FIRM OF DELOITTE TOUCHE TOHMATSU

Tel-Aviv, Israel
April 14, 2014

NEW YORK GLOBAL INNOVATIONS INC.
CONSOLIDATED BALANCE SHEET
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	DEC 31,	DEC 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$334	$596
Restricted cash (Note 8(B))	21	15
Short-term deposit	14	-
Trade receivables	45	145
Other accounts receivable and prepaid expenses (Note 3)	29	24
Inventories (Note 4)	229	322

TOTAL CURRENT ASSETS	672	1,102

PROPERTY AND EQUIPMENT, NET (NOTE 6)	29	48
LONG TERM DEPOSITS	2	6

TOTAL ASSETS	$703	$1,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$145	$84
Employees and payroll accruals	59	93
Accrued expenses and other payables	33	135

TOTAL CURRENT LIABILITIES	237	312

Warrants to issue shares	38	106
Commitments and other contingent liabilities (Note 8)	–	–

TOTAL LIABILITIES	275	418

STOCKHOLDERS’ EQUITY:
Capital Stock (Note 9):
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of December 31, 2013 and as of December 31, 2012	–	–
Common stock of $0.01 par value - Authorized: 75,000,000 as of December 31, 2013 and as of December 31, 2012; Issued and outstanding: 43,173,592 shares as of December 31, 2013 (and as of December 31, 2012)	432	432
Additional paid-in capital	17,796	17,808
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,918)	(17,620)

TOTAL STOCKHOLDERS’ EQUITY	428	738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703	$1,156

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2013	2012

Revenues (Note 12)	$1,288	$1,061
Cost of revenues	564	517

Gross profit	724	544

Operating expenses:
Research and development	303	408
Selling and marketing	205	432
General and administrative	567	666
Total operating expenses	1,075	1,506

Operating loss	(351)	(962)

Financial income (expenses), net	(16)	14
Financial income related to convertible notes and warrants, net	69	98
Total financial income, net (Note 11)	53	112

Net loss before taxes	(298)	(850)

Net loss from continued operations	(298)	(850)

Net loss from discontinued operations (Note 5)	-	(226)

Net loss	$(298)	$(1,076)

Net loss per share from continuing operations:
Basic	$(0.01)	$(0.02)

Net loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)

Net loss per share:
Basic	$(0.01)	$(0.03)

Weighted average number of common stock used in computing basic net loss per share	43,173,592	42,919,854

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	SHARE CAPITAL	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS EQUITY

BALANCE AS OF JANUARY 1, 2012	$411	$17,761	$118	$(16,544)	$1,746

Stock based compensation	–	60	–	–	60
CEO share-based payment	21	(21)	–	–	-

Cashless exercise of 29,567 warrants into 5,900 shares of common stock	(*)–	8	–	–	8
Net loss	–	–	–	(1,076)	(1,076)

BALANCE AS OF DECEMBER 31, 2012	$432	$17,808	$118	$(17,620)	$738

Stock based compensation	–	(12)	–	–	(12)

Net loss	–	–	–	(298)	(298)

BALANCE AS OF DECEMBER 31, 2013	$432	$17,796	$118	$(17,918)	$428

(*) Less than $1

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. DOLLARS IN THOUSANDS

	YEAR ENDED DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(298)	$(1,076)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	25

Decrease in trade receivables	100	391
Decrease (increase) in other accounts receivable and prepaid expenses	(5)	26
Decrease in inventories	93	85
Increase (decrease) in trade payables	61	(137)
Decrease in employees and payroll accruals	(34)	(56)
Changes in warrants to issue shares	(68)	(98)
Share based compensation	(12)	60
Decrease in accrued expenses and other payables	(102)	(416)
Decrease in liabilities related to discontinued operations	-	(100)

NET CASH USED IN OPERATING ACTIVITIES	(246)	(1,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7)
Release of (investment in) short-term deposit	(14)	506
Increase in restricted cash balances	(6)	(1)
Release of long-term lease deposits made	4	2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16)	500

Decrease in cash and cash equivalents	(262)	(796)
Cash and cash equivalents at the beginning of the year	596	1,392

Cash and cash equivalents at the end of the year	$334	$596

NON-CASH TRANSACTIONS:

CEO share-based payment	$3	$21
Warrants cashless exercise	$-	$8

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

A.
New York Global Innovations Inc. (formerly known as InkSure Technologies Inc.), and its subsidiaries, together, or “the Company”, was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, the Company effected a reincorporation from Nevada to Delaware through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated on June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereupon renamed itself InkSure Technologies Inc.

The Company specialized in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. The Company conducted its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation incorporated in May 2000 (formerly known as InkSure Technologies Inc., which as of December 31, 2012 is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (which as of December 31, 2011 is inactive).

All figures are presented in U.S. Dollars in thousands (except for share and per share data, or where otherwise stated).

B.
Subsequent to the end of the year, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement, or APA, with Spectra Systems Inc., or Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the Agreement, as amended. In exchange, on February 28, 2014, the closing date of the Asset Sale, or the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association (the “Escrow Agent”) to be held in accordance with the terms of the escrow agreement (the “Escrow Agreement”) to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing.

Following the Asset Sale, the Company’s Board of Directors is exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely, however, that the Company will make a distribution of cash to its stockholders.

The Company sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves. As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2013 resulted in a net loss of $298 and negative cash flows from operation activities of $246. As a result of the Asset Sale completion on February 28, 2014, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into a business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or enter into a business transaction. If additional funds are raised through the issuance of equity securities or by entering into a business transaction, the Company’s existing stockholders will experience significant dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives, including the reduction of employee headcount and overhead costs.

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

The majority of the sales of InkSure Inc., our U.S. subsidiary, are made in U.S. dollars. In addition, a substantial portion of the U.S. subsidiary’s costs is incurred in U.S. dollars and the majority of the expenses of InkSure Ltd., the Israeli subsidiary, are paid in New Israeli Shekels, or NIS; however, most of the expenses are denominated and determined in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

D.	CASH EQUIVALENTS:

Cash equivalents are short-term highly liquid investments purchased with maturities of three months or less as of the date acquired.

E.	INVENTORIES:

Inventories are stated at the lower of cost or market value. Cost is determined as follows:

•	Raw materials, parts and supplies - using the “first-in, first-out” method.
•	Work in progress and finished products - on the basis of direct manufacturing costs with the addition of allocable indirect manufacturing costs.

F.	PROPERTY AND EQUIPMENT, NET:

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

The Company generated revenues mainly from sales of security inks and readers through a combination of its own sales personnel, strategic alliances and licenses with intermediaries.

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

The Company provided a warranty for its products. The term of the warranty was 12 months for hardware products and up to 18 months for TagSure products.

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

Basic and diluted net profit (loss) per share is presented in accordance with ASC Topic 260 “Earnings Per Share” for all periods presented. Basic and diluted net profit (loss) per share of common stock was determined by dividing net profit (loss) attributable to common stock holders by weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for year 2013 presented as the effect of the Company’s potential additional shares of common stock were anti-dilutive.

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive for fiscal year 2013. The total number of shares related to the outstanding options, warrants and convertible debt excluded from the calculations of diluted net loss per share were 5,003,433 and 5,363,433 for the years ended December 31, 2013 and 2012, respectively.

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

Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under ASC Topic 718 which was income of $12 and expense of $60 during 2013 and 2012, respectively.

We did not grant any new stock options in the year ended December 31, 2013.

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

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	AS OF DECEMBER 31,
	2013	2012

Government authorities	$17	$8
Prepaid expenses	12	16

	$29	$24

NOTE 4 - INVENTORIES

	AS OF DECEMBER 31,
	2013	2012

Raw materials, parts and supplies	$209	$265
Finished products	20	57
	$229	$322

NOTE 5 – DISCONTINUED OPERATIONS

At the end of 2010, our board of directors decided to discontinue all further research and development of projects which were not directly related to our core business of anti-counterfeiting and brand protection solutions, including our Radio Frequency Identification, or RFID, product, SARCode, and its related technologies. Accordingly, the Company no longer continues the development of SARCode.

As of December 31, 2013 and 2012 there were no assets or liabilities related to the discontinued operations.

	YEAR ENDED DECEMBER 31,
	2013	2012

Revenues	$-	$-
Cost of revenues	-	-

GROSS PROFIT	$-	$-

Operating expenses:
Research and development	$-	$-
General and administrative	-	226
Total operating expenses	-	226

Net loss from discontinued operations	$-	$226

NOTE 6 - PROPERTY AND EQUIPMENT, NET

	AS OF DECEMBER 31,
	2013	2012

Cost:
Computers and peripheral equipment	$478	$478
Office furniture and equipment	128	128
Leasehold improvements	129	129
	735	735

Accumulated depreciation:
Computers and peripheral equipment	$452	$442
Office furniture and equipment	125	117
Leasehold improvements	129	128
	706	687

Net book value	$29	$48

Depreciation expenses for the years ended December 31, 2013 and 2012 amounted to $19 and $25, respectively.

NOTE 7 - ACCRUED SEVERANCE PAY

Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. As of December 31, 2013 and 2012, the Company made full contributions towards its severance pay obligations for its employees.

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	LEASE COMMITMENTS:

As of December 31, 2013, the Company leased its facilities and certain motor vehicles under various operating lease agreements, which expire on various dates, the latest of which is in April 2014. The future lease payments under non-cancelable office and car leases as of December 31, 2013, are as follows:

2014:	$28

B.	GUARANTEES:

The Company provided bank guarantees in the amount of $15 to secure its lease commitments.

C.	LEGAL PROCEEDINGS:

As of December 31, 2013 the Company does not have any pending legal proceedings.

D.	R&D GRANTS:

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,800 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $105 was allocated to our ScanSure line of products. This royalties-bearing research and development grants partially covered our research and development RFID project expenses. Royalties would become due to OCS only if the RFID or the ScanSure research and development projects funded by the grant were successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID or the ScanSure projects. The royalty rate is 3%-4% of sales revenue based on the RFID or the ScanSure research and development projects funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

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

The Company’s ScanSure products and services, developed by the Company with grant funding of $105 from the OCS, were acquired by Spectra in February 2014. At the Closing, all ScanSure products were transferred from the Company to Spectra without any restrictions or limitations whatsoever. To effectuate this transfer, the Company filed with the OCS an application complying with all applicable legal requirements that were approved by the OCS before the closing date. In addition, the Company paid the OCS $120, the initial grant of $105 off-set by royalties payments of $7, and LIBOR interest of $22 (not in excess of six times the grant amount plus interest) required by the OCS in connection with the transfer by Closing.

NOTE 9 - STOCK CAPITAL

A.            STOCKHOLDERS’ RIGHTS:

Shares of common stock confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

B.            STOCK OPTIONS:

At the annual meeting of stockholders the Company held on September 21, 2010, the Company’s stockholders approved and ratified amendments to the Company’s 2002 Employee, Director and Consultant Stock Option Plan, or the Option Plan, to increase the number of shares of Common Stock which can be issued to employees, directors and consultants of the Company under the Option Plan from 3,500,000 shares to 10,000,000 shares.

The options vest ratably over a period of time as approved by the board of directors or by the compensation committee, if delegated by the board of directors, commencing with the date of grant. The options generally expire no later than five years from the date of grant. Any options, which are forfeited or cancelled before expiration become available for future grants.

As of December 31, 2013, an aggregate of 4,859,165 options and shares are still available for future grant under the Option Plan.

At the annual meeting of stockholders of the Company held on September 8, 2011, the Company’s stockholders approved and ratified the InkSure Technologies Inc. 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan. The purpose of the Stock Plan is to encourage eligible employees, directors and other individuals who render services to the Company and its subsidiaries to continue their association with the Company and its subsidiaries by providing opportunities for them to participate in the ownership of the Company and in its future growth through the issuance to such persons of restricted shares of Common Stock of the Company. The total number of shares that can be issued under the Stock Plan shall be determined from time to time by the board of directors, provided, however, that such number, together with the number of shares that may be issued under the Option Plan, and options granted outside the Stock Plan and Option Plan, shall not exceed 10,000,000 shares. The Stock Plan shall be administered by the board of directors.

In February 2012 Mr. Gilat was granted 2,055,604 restricted shares of the Company under the Stock Plan equal to 5% of the total issued and outstanding stock capital of the Company as of December 31, 2011.

The following is a summary of the Company’s stock options granted among the various plans:

	YEAR ENDED DECEMBER 31,
	2013		2012
		WEIGHTED		WEIGHTED
	AMOUNT OF	AVERAGE	AMOUNT OF	AVERAGE
	OPTIONS	EXERCISE PRICE	OPTIONS	EXERCISE PRICE

Outstanding at beginning of year	3,090,000	$0.21	3,750,000	$0.20
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	290,000	$0.21	660,000	$0.14
Outstanding at end of year	2,800,000	$0.21	3,090,000	$0.21
Exercisable at end of year	2,692,500	$0.18	2,375,883	$0.22

•	The Company recognized non-cash share based compensation income of $12 and expenses of $60 for the years ended December 31, 2013 and 2012, respectively.

•
As of December 31, 2013, all of the outstanding and exercisable options are  “out of the money”. The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of December 31, 2013 is less than $1, and is expected to be recognized over a weighted-average period of  9 months.

•	The Company did not grant any new stock options in the year ended December 31, 2013.

C.            STOCK WARRANTS:

The Company has issued warrants, as follows:

ISSUANCE DATE	OUTSTANDING AS OF DECEMBER 31, 2013	EXERCISE PRICE	EXERCISABLE AS OF DECEMBER 31, 2012	EXERCISABLE THROUGH

March 2005 (1)	50,000	$1.40	50,000	March 2015
January 2010 (2)	2,153,433	$0.15	2,153,433	April 2018

(1)	Issued to a consultant of the company.

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

In February 2012, Noteholders exercised 29,567 warrants into 5,900 shares of common stock on a cashless basis.

NOTE 10 - TAXES ON INCOME

A.	The Company’s taxable income is subject to income tax at the regular corporate rate of 25% in 2013 and 2012.

On July 30, 2013, the Knesset Plenum approved, in a third reading, the budget bill and the bill to change the national priorities in 2013 and 2014, or the Law. In conjunction with the Law, the following significant changes affecting taxation were approved:

An increase of the corporate income tax rate as of January 1, 2014 to 26.5% (1.5% increase);

B.            DEFERRED INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012

Net loss carry-forward	$3,540	$3,308
Other additions for tax purposes	22	99

Net deferred tax asset before valuation allowance	3,562	3,407
Valuation allowance	(3,562)	(3,407)

Net deferred tax asset	$–	$–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant component of the Company’s deferred tax assets is the accumulated net operating losses carry-forward among the two subsidiaries due to the uncertainty of the realization of such tax benefits.

The Company has provided a full valuation allowance in respect of deferred tax assets resulting from tax loss carry-forward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry-forward and other temporary differences will not be realized in the foreseeable future.

Net profit (loss) was incurred as following:

	YEAR ENDED DECEMBER 31,
	2013	2012

United States	$(302)	$(626)
Israel	4	(450)
	$(298)	$(1,076)

C.	TAX LOSS CARRY-FORWARDS:

Net operating loss carry-forwards as of December 31, 2013 are as follows:

Israel	$4,586
United States *	6,902

$11,488

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

NOTE 11 - FINANCIAL INCOME (EXPENSES), NET

	YEAR ENDED DECEMBER 31,
	2013	2012

Interest, bank charges and fees, net	(8)	(2)
Foreign currency translation differences	(8)	16
Non cash income (expenses) related to convertible notes, net	69	98
	$53	$112

NOTE 12 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company managed its business on a basis of one reported operating segment. Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with ASC Topic 280 “Segment reporting”.

The following data presents total revenue for the years ended December 31, 2013 and 2012, based on the customer’s location and long-lived assets as of December 31, 2013 and 2012:

	2013		2012
	TOTAL REVENUES	LONG-LIVED ASSETS, NET	TOTAL REVENUES	LONG-LIVED ASSETS, NET

North America	$693	$–	$359	$–
Asia	397	–	615	–
Europe	198	–	87	–
Israel	–	29	–	48

	$1,288	$29	$1,061	$48

Major customers’ data as a percentage of total revenues, is as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012

Customer A	40%	5%
Customer B	19%	28%
Customer C	0%	29%

NOTE 13 – SUBSEQUENT EVENTS

See Note 1.B. and Note 8.D.

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

SIGNATURE	TITLE	DATE

/s/ Tal Gilat	Chief Executive Officer	April 14, 2014
By: Tal Gilat	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tal Gilat	Chief Executive Officer	April 14, 2014
By: Tal Gilat	(Principal Executive Officer)

/s/ Gadi Peleg	Chairman of the Board	April 14, 2014
By: Gadi Peleg

/s/ Tomer Assis	Chief Financial Officer	April 14, 2014
By: Tomer Assis	(Principal Financial and Accounting Officer)

/s/ Alon Raich	Director	April 14, 2014
By: Alon Raich

/s/ David W. Sass	Director	April 14, 2014
By: David W. Sass
/s/ Roberto Alonso Jimenez Arias	Director	April 14, 2014
By: Roberto Alonso Jimenez Arias