Form 10-Q
period 2014-03-31
NEW YORK GLOBAL INNOVATIONS INC.
filed 2014-05-15
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number 0-24431)
________________

NEW YORK GLOBAL INNOVATIONS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 East 16th Street, Suite 307, New York, NY	10003
(Address of principal executive offices)	(Zip Code)

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐(do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of May 15, 2014.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	MAR. 31, 2014	DEC. 31, 2013
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,201	$334
Restricted cash	205	21
Short-term deposit	30	14
Trade receivables	59	45
Other accounts receivable and prepaid expenses	11	29
Inventories	-	229

TOTAL CURRENT ASSETS	1,506	672

PROPERTY AND EQUIPMENT, NET	25	29
LONG TERM DEPOSIT	2	2

TOTAL ASSETS	$1,533	$703

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$139	$145
Employees and payroll accruals	28	59
Accrued expenses and other payables	204	33

TOTAL CURRENT LIABILITIES	371	237

Warrants to issue shares	62	38

TOTAL LIABILITIES	433	275

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of March 31, 2014 and as of December 31, 2013	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of March 31, 2014 and as of December 31, 2013	432	432
Additional paid-in capital	17,795	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,245)	(17,918)

TOTAL STOCKHOLDERS’ EQUITY	1,100	428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,533	$703

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	UNAUDITED	UNAUDITED

Revenues	$244	$367
Cost of revenues	82	180

Gross profit	162	187

Income from sale of operations, net	740	-

Operating expenses:
Research and development	35	83
Selling and marketing	43	51
General and administrative	122	125
Total operating expenses	(200)	(259)

Operating income (loss)	702	(72)

Financial expenses, net	(5)	(17)
Financial expenses related to warrants	(24)	(22)
Total financial expenses, net	(29)	(39)

Net profit (loss)	$673	$(111)

Net profit (loss) per share:
Basic and diluted	$0.02	$(0.00)

Weighted average number of common stock used in computing basic net loss per share	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED ON MARCH 31,
	2014	2013
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$673	$(111)
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4	5
Increase in trade receivables	(14)	(158)
Decrease (increase) in other accounts receivable and prepaid expenses	18	(35)
Decrease in inventories	229	7
Increase (decrease) in trade payables	(6)	55
Decrease in employees and payroll accruals	(31)	(4)
Changes in warrants to issue shares	24	22
Share based compensation	(1)	(1)
Increase (decrease) in accrued expenses and other payables	171	(39)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,067	(259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash balances	(200)	-
Release of restricted cash balances	16	-
Investment in short-term deposit	(16)	-
Long-term lease deposits used	-	2

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(200)	2

Increase (decrease) in cash and cash equivalents	867	(257)
Cash and cash equivalents at the beginning of the year	334	596

Cash and cash equivalents at the end of the period	$1,201	$339

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by New York Global Innovations Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2013 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2014, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

Subsequent to the end of 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement, or APA, with Spectra Systems Inc., or Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the Agreement, as amended. In exchange, on February 28, 2014, the closing date of the Asset Sale, or the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing.

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

Shell Company Status

Based on the lack of Company business activities since the Closing, our Company is classified as a “shell” company by the Securities and Exchange Commission. The term shell company means a Company that has:

(1) No or nominal operations; and
(2) Either:
(i) No or nominal assets;
(ii) Assets consisting solely of cash and cash equivalents; or
(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves. However, as a result of the Asset Sale as reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2014 resulted in a net profit of $673 and positive cash flows from operation activities of $1,067. As a result of the Closing, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into a business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or enter into a business transaction. If additional funds are raised through the issuance of equity securities or by entering into a business transaction, the Company’s existing stockholders will experience significant dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives, including the reduction of employee headcount and overhead costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to “we,” “us,” “our,” “ours,” or “NYGI,” refer to New York Global Innovations Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements.” Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will,” the negative of such terms, and words and phrases of similar import. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in our forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Part I, Item 1A of our Annual Report.

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

Subsequent to the end of 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an APA with Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the Agreement, as amended. In exchange, at the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing.

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

REVENUES

In the three months ended on March 31, 2014, approximately 54% of our revenues were earned from customers located outside the United States compared with 43% in the three months ended on March 31, 2013. In the three months ended on March 31, 2014, approximately 39% of our revenues were earned from one customer located in the United States compared with 42% from such customer in the three months ended on March 31, 2013.

In April 2012, our previous major customer, which accounted for approximately 50% and 56% of our revenues from sales in Europe during our fiscal years ended December 31, 2011 and 2010, respectively, informed us that it lost its government contract. In addition, we have experienced a reduction in orders from one other large customer in the year ended December 31, 2013. As a result of the Asset Sale completion on February 28, 2014, the Company has no longer revenue-producing operations.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses and  profit  from sale of operations, net as described below.

THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2013

REVENUES. Revenues consist of gross sales of products less discounts. Our revenues, mostly derived by the sales of taggants and readers, decreased by $123, or by 33%, to $244 in the three months ended March 31, 2014 from $367 in the three months ended March 31, 2013. This decrease in revenues is a result of the Closing. Since then the Company no longer has revenue-producing operations.

Revenue from customers outside the United States represented 54% and 43% of our revenues for the three months ended March 31, 2014 and 2013, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, sub-contractors, travel and compensation costs. Cost of revenues decreased by $98, or 54%, to $82 in the three months ended March 31, 2014 from $180 in the three months ended March 31, 2013. Cost of revenues as a percentage of revenues was 34% in the three months ended March 31, 2014, compared with 49% in the three months ended March 31, 2013. The decrease in cost of revenues in percentage terms in 2014 was primarily related to lower salary expenses and due to the fact that the Company no longer has revenue-producing operations since the Closing.

INCOME FROM SALE OF OPERATIONS, NET. Income from sale of operations, net in the amount of $740 consists of the Asset Sale proceeds less the Asset Sale related expenses such as inventory disposal, fees to the OCS for the selling of the subsidiary’s intellectual property, legal, accountant, doubtful debt expenses equal to 50% of all pre-closing accounts receivable collected after the Closing, fees paid to the Company’s President and CEO of 5% of the net proceeds of the Asset Sale, and printing.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $48, or 57%, to $35 in the three months ended on March 31, 2014 from $83 in the three months ended on March 31, 2013. This decrease in research and development expenses was primarily related to the decrease in our operations which resulted in lower payroll expenses of $59.

We did not capitalize research and development expenses in 2014 and 2013, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $8, or 16%, to $43 in the three months ended March 31, 2014, from $51 in the three months ended March 31, 2013. This decrease in selling and marketing expenses was primarily related to the decrease in our operations, which resulted in a decrease in payroll expenses of $5, and a decrease in other expenses of $4 (mainly advertising and travel expenses).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $3, or 3%, to $122 in the three months ended March 31, 2014, from $125 in the three months ended March 31, 2013. This decrease in general and administrative expenses was primarily related to lower office maintenance expenses.

FINANCIAL EXPENSES, NET. Financial expenses, net, decreased by $10, or 23%, to $29 in the three months ended March 31, 2014 from $39 in the three months ended March 31, 2013. This decrease in financial expense, net was primarily related to a decrease of $13 in exchange rate changes.

NET PROFIT (LOSS). We incurred a net profit of $673 in the three months ended March 31, 2014, compared with a net loss of $111 in the three months ended March 31, 2013, which represents a increase of $784 in net profit. This increase in net profit was primarily related to the income from sale of operations, net related to the Asset Sale and related to the decrease in our operational expenses, which was mainly due to ceasing revenue-producing operations.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. As of March 31, 2014, we had an accumulated deficit of $17,245, and had positive working capital (current assets less current liabilities) of $1,135. Losses may continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of March 31, 2014.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. However, as a result of the Asset Sale as reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2014 resulted in a net profit of $673 and positive cash flows from operation activities of $1,067. Further, due to the Closing, the Company no longer has revenue-producing operations; the Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

As a result of the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, and will receive an amount equal to 50% of all pre-closing accounts receivable collected after the Closing. The Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing.

Following the Asset Sale, the Company’s Board of Directors is exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained. It is unlikely, however, that the Company will make a cash distribution to its stockholders.

As of March 31, 2014, we had cash and cash equivalents of $1,201, compared to $334 as of December 31, 2013. This increase of $867 is primarily due to the net profit of $673 in the three months ended March 31, 2014, an increase of $171 in accrued expenses and other payables in the three months ended March 31, 2014, a decrease of $229 in inventories in the three months ended March 31, 2014, an increase of $24 in the changes in warrants to issue shares in the three months ended March 31, 2014, offset by an increase of $200 in restricted cash in the three months ended March 31, 2014.

We had positive cash flow from operating activities of $1,067 in the three months ended March 31, 2014, compared to a negative cash flow of $259 in the three months ended March 31, 2013. The positive cash flow from operating activities in the three months ended March 31, 2014 is attributable mainly to the net profit of $673, an increase of $171 in accrued expenses and other payables, a decrease of $229 in inventories, an increase of $24 in the changes in warrants to issue shares.

We had negative cash flow from investing activities of $200 in the three months ended March 31, 2014, compared to positive cash flow from investing activities of $2 in the three months ended March 31, 2013. The negative cash flow from investing activities in the three months ended March 31, 2014 was mainly due to increase in restricted cash balances to fund the escrow account in connection with the Asset Sale. The positive cash flow from investing activities in the three months ended March 31, 2013 was due to long-term lease deposit used.

We did not have any cash flow from financing activities in the three months ended March 31, 2014 or in the three months ended on March 31, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments at March 31, 2014 principally include obligations associated with our office lease obligations, which expired in May 2014. The future lease payments under our non-cancelable office lease as of March 31, 2014, were $9, most of which has been paid as of May 15, 2014.

We expect to finance these contractual commitments from cash on hand.

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,800 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $105 was allocated to our ScanSure line of products. These royalty-bearing research and development grants partially covered our research and development RFID project expenses. Royalties would become due to the OCS only if the RFID research and development project funded by the grant were successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of sales revenue based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

Following the submission of our last research and development grant program report to the OCS (for the period from April 1, 2009 through March 31, 2010), and following an audit by the OCS in September 2010, on March 26, 2012, we received from the OCS a final demand to return a total amount of $84 in connection with the RFID development project. In its demand, the OCS claimed that some of the expenses included in the last grant were not approved. The Company paid the amount to the OCS in two installments in April and May 2012.

The Company’s ScanSure products and services, developed by the Company with grant funding of $105 from the OCS, were acquired by Spectra. At the Closing, all ScanSure products were transferred from the Company to Spectra without any restrictions or limitations whatsoever. To effectuate this transfer, the Company filed with the OCS an application complying with all applicable legal requirements that was approved by the OCS before the Closing. In addition, the Company paid the OCS $120, the initial grant of $105 offset by royalty payments of $7 and LIBOR interest of $22, as required by the OCS in connection with the transfer at the Closing.

ITEM 4.  CONTROLS AND PROCEDURES

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2014.

        No change in our internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: May 15, 2014	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	By: /s/ Tomer Assis
Tomer Assis
Chief Financial Officer
(Principal Financial Officer)