Form 10-Q
period 2014-06-30
NEW YORK GLOBAL INNOVATIONS INC.
filed 2014-08-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☒  No ☐

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of August 14, 2014.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. DOLLARS IN THOUSANDS)

	JUNE 30, 2014	DEC. 31, 2013
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$748	$334
Restricted cash	205	21
Short-term deposit	30	14
Trade receivables	59	45
Other accounts receivable and prepaid expenses	66	29
Inventories	-	229

TOTAL CURRENT ASSETS	1,108	672

PROPERTY AND EQUIPMENT, NET	3	29
LONG TERM DEPOSIT	2	2

TOTAL ASSETS	$1,113	$703

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$4	$145
Employees and payroll accruals	22	59
Accrued expenses and other payables	52	33

TOTAL CURRENT LIABILITIES	78	237

Warrants to issue shares	62	38

TOTAL LIABILITIES	140	275

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of June 30, 2014 and as of December 31, 2013	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of June 30, 2014 and as of December 31, 2013	432	432
Additional paid-in capital	17,795	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,372)	(17,918)

TOTAL STOCKHOLDERS’ EQUITY	973	428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,113	$703

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
	UNAUDITED		UNAUDITED

Revenues	$-	$315	$244	$682
Cost of revenues	-	112	82	292

Gross profit	-	203	162	390

Income from sale of operations, net	-	-	740	-

Operating expenses:
Research and development	12	91	47	174
Selling and marketing	-	53	43	104
General and administrative	95	130	217	255

Total operating expenses	107	274	307	533

Operating income (loss)	(107)	(71)	595	(143)

Financial expenses, net	(8)	-	(13)	(17)
Financial income (expenses) related to warrants	-	(21)	(24)	(43)
Total financial income (expenses), net	(8)	(21)	(37)	(60)

Other loss	(12)	-	(12)	-

Net profit (loss)	$(127)	$(92)	$546	$(203)

Net loss per share:
Basic and Diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED ON JUNE 30,
	2014	2013
	UNAUDITED	UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$546	$(203)
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Loss on disposal of property	12	-
Depreciation and amortization	4	11
Decrease (Increase) in trade receivables	(14)	33
Decrease (increase) in other accounts receivable and prepaid expenses	(36)	(25)
Decrease in inventories	229	3
Increase (decrease) in trade payables	(141)	2
Decrease in employees and payroll accruals	(37)	(7)
Changes in warrants to issue shares	24	43
Share based compensation	(1)	(1)
Increase (decrease) in accrued expenses and other payables	19	(109)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	605	(253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash balances	(200)	-
Release of restricted cash balances	16	-
Proceeds from sales of property	9	-
Investment in short-term deposit	(16)	(30)
Long-term lease deposits used	-	1

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(191)	(29)

Increase (decrease) in cash and cash equivalents	414	(282)
Cash and cash equivalents at the beginning of the year	334	596

Cash and cash equivalents at the end of the period	$748	$314

NON-CASH TRANSACTIONS:

Proceeds from property and equipment against other accounts receivable	$1	$-

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by New York Global Innovations Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2014 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2013 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2014, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

Subsequent to the end of 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement, or APA, with Spectra Systems Inc., or Spectra, subject to specified terms and conditions, including approval of the sale of substantially all of the Company’s assets, or the Asset Sale, by its stockholders at the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the APA, as amended. In exchange, on February 28, 2014, the closing date of the Asset Sale, or the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. However, the Company does not expect to achieve the development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing.

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

The Company sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves. However, as a result of the Asset Sale as reflected in the accompanying financial statements, the Company’s operations for the six months ended June 30, 2014 resulted in a net profit of $546 and positive cash flows from operation activities of $605. As a result of the Closing, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into a business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or enter into a business transaction. If additional funds are raised through the issuance of equity securities or by entering into a business transaction, the Company’s existing stockholders will experience significant dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives, including the reduction of employee headcount and overhead costs.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to “we,” “us,” or “our,”  refer to New York Global Innovations Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

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

Subsequent to the end of 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an APA with Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the Agreement, as amended. In exchange, at the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. However, the Company does not expect to achieve the development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing.

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

REVENUES

In the six months ended on June 30, 2014, approximately 54% of our revenues were earned from customers located outside the United States compared with 42% in the six months ended on June 30, 2013. In the six months ended on June 30, 2014, approximately 39% of our revenues were earned from one customer located in the United States compared with 43% from such customer in the six months ended on June 30, 2013.

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

THREE MONTHS ENDED JUNE 30, 2014 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2013

REVENUES. Revenues consist of gross sales of products less discounts. Our revenues, mostly derived by the sales of taggants and readers, decreased by $315, or 100%, to no revenues in the three months ended June 30, 2014 from $315 in the three months ended June 30, 2013. This decrease in revenues is a result of the Closing. Since then the Company no longer has revenue-producing operations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, sub-contractors, travel and compensation costs. Cost of revenues decreased by $112, or 100%, to no cost of revenues in the three months ended June 30, 2014 from $112 in the three months ended June 30, 2013. Since the Company no longer has revenue-producing operations, there is no cost of revenues as a percentage of revenues in the three months ended June 30, 2014, compared with 36% in the three months ended June 30, 2013. The decrease in cost of revenues in percentage terms in the three months ended June 30, 2014 was due to the fact that the Company no longer has revenue-producing operations since the Closing.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $79, or 87%, to $12 in the three months ended June 30, 2014 from $91 in the three months ended June 30, 2013. This decrease in research and development expenses was due to the cessation of our operations.

We did not capitalize research and development expenses in 2014 and 2013, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $53, or 100%, to no selling and marketing expenses in the three months ended June 30, 2014, from $53 in the three months ended June 30, 2013. This decrease in selling and marketing expenses was due to the cessation of our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $35, or 27%, to $95 in the three months ended June 30, 2014, from $130 in the three months ended June 30, 2013. This decrease in general and administrative expenses was primarily related to a decrease in office expenses.

FINANCIAL EXPENSES, NET. Financial expenses, net, decreased by $13, or 62%, to $8 in the three months ended June 30, 2014 from $21 in the three months ended June 30, 2013. This decrease in financial expense, net was primarily related to an increase of $21 in financial income related to warrants and a decrease of $8 in exchange rate changes.

OTHER LOSS. Other loss increased by $12, or 100%, to $12 in the three months ended June 30, 2014 from no other loss in the three months ended June 30, 2013. This change in other loss was related to sales and disposal of the Company’s property.

NET PROFIT (LOSS). We incurred a net loss of $127 in the three months ended June 30, 2014, compared with a net loss of $92 in the three months ended June 30, 2013, which represents an increase of $35 in net loss. This increase in net loss was primarily related to the sale of operations related to the Asset Sale and ceasing revenue-producing operations.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2013

REVENUES. Revenues consist of gross sales of products less discounts. Our revenues, mostly derived by the sales of taggants and readers, decreased by $438, or 64%, to $244 in the six months ended June 30, 2014 from $682 in the six months ended June 30, 2013. This decrease in revenues is a result of the Closing. Since then the Company no longer has revenue-producing operations.

Revenue from customers outside the United States represented 54% and 42% of our revenues for the six months ended June 30, 2014 and 2013, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, sub-contractors, travel and compensation costs. Cost of revenues decreased by $210, or 72%, to $82 in the six months ended June 30, 2014 from $292 in the six months ended June 30, 2013. Cost of revenues as a percentage of revenues was 34% in the six months ended June 30, 2014, compared with 43% in the six months ended June 30, 2013. The decrease in cost of revenues in percentage terms in 2014 was primarily related to lower salary expenses and due to the fact that the Company no longer has revenue-producing operations since the Closing.

INCOME FROM SALE OF OPERATIONS, NET. Income from sale of operations, net in the amount of $740 consists of the Asset Sale proceeds less the Asset Sale related expenses such as inventory disposal, fees to the I Office of the Chief Scientist of Israel, or the OCS, for the selling of the Company’s Israeli subsidiary’s intellectual property, legal, accountant, doubtful debt expenses equal to 50% of all pre-closing accounts receivable collected after the Closing, fees paid to the Company’s President and CEO of 5% of the net proceeds of the Asset Sale, and printing.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $127, or 73%, to $47 in the six months ended June 30, 2014 from $174 in the six months ended June 30, 2013. This decrease in research and development expenses was primarily related to the decrease in our operations which resulted in lower payroll expenses of $125.

We did not capitalize research and development expenses in 2014 and 2013, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $61, or 59%, to $43 in the six months ended June 30, 2014, from $104 in the six months ended June 30, 2013. This decrease in selling and marketing expenses was primarily related to the decrease in our operations, which resulted in a decrease in payroll expenses of $41, and a decrease in other expenses of $20 (mainly travel expenses).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $38, or 15%, to $217 in the six months ended June 30, 2014, from $255 in the six months ended June 30, 2013. This decrease in general and administrative expenses was primarily related to the decrease in office expenses and payroll expenses.

FINANCIAL EXPENSES, NET. Financial expenses, net, decreased by $23, or 35%, to $37 in the six months ended June 30, 2014 from $60 in the six months ended June 30, 2013. This decrease in financial expense, net was primarily related to a decrease of $19 in financial expenses related to warrants.

OTHER LOSS. Other loss increased by $12, or 100%, to $12 in the six months ended June 30, 2014 from no other loss in the six months ended June 30, 2013. This increase in other loss was related to sales and disposal of the Company’s property.

NET PROFIT (LOSS). We incurred a net profit of $546 in the six months ended June 30, 2014, compared with a net loss of $203 in the six months ended June 30, 2013, which represents an increase of $749 in net profit. This increase in net profit was primarily related to the income from sale of operations, net related to the Asset Sale and related to the decrease in our operational expenses, which was mainly due to ceasing revenue-producing operations.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred substantial losses since our inception in April 1997. As of June 30, 2014, we had an accumulated deficit of $17,372, and had positive working capital (current assets less current liabilities) of $1,030. Losses may continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of June 30, 2014.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. However, as a result of the Asset Sale as reflected in the accompanying financial statements, the Company’s operations for the six months ended June 30, 2014 resulted in a net profit of $546 and positive cash flows from operation activities of $605. Further, due to the Closing, the Company no longer has revenue-producing operations; the Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

As a result of the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, and will receive an amount equal to 50% of all pre-closing accounts receivable collected after the Closing. The Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. However, the Company does not expect to achieve the development and commercialization conditions related to orders from certain specified clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing.

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

As of June 30, 2014, we had cash and cash equivalents of $748, compared to $334 as of December 31, 2013. This increase of $414 is primarily due to the net profit of $546 in the six months ended June 30, 2014, a decrease of $229 in inventories in the six months ended June 30, 2014, an increase of $37 in other accounts receivable and prepaid expenses in the six months ended June 30, 2014, an increase of $24 in the changes in warrants to issue shares in the six months ended June 30, 2014, and a decrease of $141 in trade payables in the six months ended June 30, 2014, offset by an increase of $200 in restricted cash in the six months ended June 30, 2014.

We had positive cash flow from operating activities of $605 in the six months ended June 30, 2014, compared to a negative cash flow of $253 in the six months ended June 30, 2013. The positive cash flow from operating activities in the six months ended June 30, 2014 is attributable mainly to the net profit of $546, a decrease of $229 in inventories, an increase of $24 in the changes in warrants to issue shares and a decrease of $141 in trade payables.

We had negative cash flow from investing activities of $191 in the six months ended June 30, 2014, compared to negative cash flow from investing activities of $29 in the six months ended June 30, 2013. The negative cash flow from investing activities in the six months ended June 30, 2014 was mainly due to increase in restricted cash balances to fund the escrow account in connection with the Asset Sale. The negative cash flow from investing activities in the six months ended June 30, 2013 was due to investment in short term deposit.

We did not have any cash flow from financing activities in the six months ended June 30, 2014 or in the six months ended on June 30, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments associated with our office lease obligations have been expired in May 2014. As of June 30, 2014 the Company has no contractual commitments.

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the OCS. Of this amount, a total of $1,800 was received in connection with the research and development of our RFID product, which we discontinued in November 2010. The remaining $105 was allocated to our ScanSure line of products. These royalty-bearing research and development grants partially covered our research and development RFID project expenses. Royalties would become due to the OCS only if the RFID research and development project funded by the grant were successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID project. The royalty rate is 3%-4% of sales revenue based on the RFID research and development project funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2014.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.                    OTHER INFORMATION

ITEM 6.                      EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

10.1 31.1
Consulting Agreement, dated as of July 1, 2014, between the Company and Gilat Technologies.*

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: August 14, 2014	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	By: /s/ Tomer Assis
Tomer Assis
Chief Financial Officer
(Principal Financial Officer)