Form 10-Q
period 2014-09-30
NEW YORK GLOBAL INNOVATIONS INC.
filed 2014-11-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☒   No ☐

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of November 14, 2014.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	SEPT. 30, 2014	DEC. 31, 2013
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$681	$334
Restricted cash	205	21
Short-term deposit	30	14
Trade receivables	17	45
Other accounts receivable and prepaid expenses	66	29
Inventories	-	229

TOTAL CURRENT ASSETS	999	672

PROPERTY AND EQUIPMENT, NET	2	29
LONG TERM DEPOSIT	2	2

TOTAL ASSETS	$1,003	$703

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1	$145
Employees and payroll accruals	9	59
Accrued expenses and other payables	16	33

TOTAL CURRENT LIABILITIES	26	237

Warrants to issue shares	62	38

TOTAL LIABILITIES	88	275

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of September 30, 2014 and as of December 31, 2013	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of September 30, 2014 and as of December 31, 2013	432	432
Additional paid-in capital	17,795	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,430)	(17,918)

TOTAL STOCKHOLDERS’ EQUITY	915	428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,003	$703

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
	UNAUDITED		UNAUDITED
Revenues	$-	$300	$244	$982
Cost of revenues	-	83	82	375

Gross profit	-	217	162	607
Income from sale of operations, net	-	-	740	-

Operating expenses:
Research and development	-	70	48	244
Selling and marketing	-	48	43	152
General and administrative	54	131	269	386

Total operating expenses	54	249	360	782

Operating income (loss)	(54)	(32)	542	(175)

Financial income (expenses), net	(4)	5	(18)	(12)
Financial income (expenses) related to warrants	-	65	(24)	22
Total financial income (expenses), net	(4)	70	(42)	10

Other loss	(-)	-	(12)	-

Net profit (loss)	$(58)	$38	$488	$(165)

Net profit (loss) per share:
Basic and Diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED ON SEPTEMBER 30,
	2014	2013
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$488	$(165)
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Loss on disposal of property	12	-
Depreciation and amortization	6	15
Decrease in trade receivables	28	22
Increase in other accounts receivable and prepaid expenses	(37)	(2)
Decrease in inventories	229	47
Decrease in trade payables	(144)	(47)
Decrease in employees and payroll accruals	(50)	(27)
Changes in warrants to issue shares	24	(22)
Share based compensation	(1)	(1)
Decrease in accrued expenses and other payables	(17)	(115)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	538	(295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash balances	(200)	(1)
Release of restricted cash balances	16	-
Proceeds from sales of property	9	-
Investment in short-term deposit	(16)	(30)
Long-term lease deposits used	-	1

NET CASH USED IN INVESTING ACTIVITIES	(191)	(30)

Increase (decrease) in cash and cash equivalents	347	(325)
Cash and cash equivalents at the beginning of the year	334	596

Cash and cash equivalents at the end of the period	$681	$271

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1:- BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by New York Global Innovations Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2013 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2014, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

Subsequent to the end of 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement, or APA, with Spectra Systems Inc., or Spectra, subject to specified terms and conditions. At the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the sale of substantially all of the Company’s assets, or the Asset Sale and the transactions contemplated by the APA. In exchange, on February 28, 2014, the closing date of the Asset Sale, or the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. However, the Company does not expect to achieve the development and commercialization conditions related to orders from those clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing.

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

(1) No assets or nominal assets;
(2) Either:
(i) No or nominal assets;
(ii) Assets consisting solely of cash and cash equivalents; or
(iii) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company sustained significant operating losses in recent periods, which has resulted in a significant reduction in its cash reserves. However, as a result of the Asset Sale as reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2014 resulted in a net profit of $488 and positive cash flows from operation activities of $546. As a result of the Closing, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into a business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or enter into a business transaction. If additional funds are raised through the issuance of equity securities or by entering into a business transaction, the Company’s existing stockholders will experience significant dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives, including the reduction of employee headcount and overhead costs.

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

Subsequent to the end of 2013, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into the APA, with Spectra, subject to specified terms and conditions. At the Annual Meeting the Company held on February 11, 2014 the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the APA. In exchange upon the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value (how much we received) at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing (what is the amount?), and the Company may receive additional contingent consideration upon the achievement of development and commercialization conditions related to orders from certain specified clients. However, the Company does not expect to achieve the development and commercialization conditions related to orders from those clients. In addition, Spectra deposited an additional $200 with Wells Fargo Bank, National Association to be held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing.

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

REVENUES

In the nine months ended on September 30, 2014, approximately 54% of our revenues were earned from customers located outside the United States compared with 50% in the nine months ended on September 30, 2013. In the nine months ended on September 30, 2014, approximately 39% of our revenues were earned from one customer located in the United States compared with 37% from such customer in the nine months ended on September 30, 2013.

As a result of the Asset Sale completion on February 28, 2014, the Company has no longer revenue-producing operations.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses and profit from sale of operations, net as described below.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES. Revenues consist of gross sales of products less discounts. Our revenues, mostly derived by the sales of taggants and readers, decreased by $300, or 100%, to no revenues in the three months ended September 30, 2014 from $300 in the three months ended September 30, 2013. This decrease in revenues is a result of the asset sale. Since the closing the Company no longer has revenue-producing operations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $83, or 100%, to no cost of revenues in the three months ended September 30, 2014 from $83 in the three months ended September 30, 2013. The decrease in cost of revenues was due to the fact that the Company no longer has revenue-producing operations since the Closing.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $70 in the three months ended September 30, 2014 from $70 in the three months ended September 30, 2013. This decrease in research and development expenses was due to the cessation of our operations.

We did not capitalize research and development expenses in 2014 and 2013, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $48, or 100%, to no selling and marketing expenses in the three months ended September 30, 2014, from $48 in the three months ended September 30, 2013. This decrease in selling and marketing expenses was due to the cessation of our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $77, or 59%, to $54 in the three months ended September 30, 2014, from $131 in the three months ended September 30, 2013. This decrease in general and administrative expenses was primarily related to a decrease in office expenses due to the cessation of our operations..

FINANCIAL EXPENSES, NET. Financial expenses, net, changed by $74, or 106%, from financial income, net of $70 to financial expenses, net of $(4) in the three months ended September 30, 2014 from $74 in the three months ended September 30, 2013. This change in financial expense, net was primarily related to $65 in financial income related to warrants in the prior period.

NET PROFIT (LOSS). We incurred a net loss of $58 in the three months ended September, 2014, compared with a net profit of $38 in the three months ended September 30, 2013. In 2014, net loss was primarily related to the ceasing of revenue-producing operations.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUES. Revenues consist of gross sales of products less discounts. Our revenues, mostly derived by the sales of taggants and readers, decreased by $738, or 75%, to $244 in the nine months ended September 30, 2014 from $982 in the nine months ended September 30, 2013. This decrease in revenues is a result of the Closing. Since then the Company no longer has revenue-producing operations.

Revenue from customers outside the United States represented 54% and 50% of our revenues for the nine months ended September 30, 2014 and 2013, respectively. Revenues were assigned to geographic regions based on the customers’ shipment locations.

COST OF REVENUES. Cost of revenues consists of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $293, or 78%, to $82 in the nine months ended September 30, 2014 from $375 in the nine months ended September 30, 2013. Cost of revenues as a percentage of revenues was 34% in the nine months ended September 30, 2014, compared with 38% in the nine months ended September 30, 2013. The decrease in cost of revenues in percentage terms in 2014 was related to the fact that the Company no longer has revenue-producing operations since the Closing.

INCOME FROM SALE OF OPERATIONS, NET. Income from sale of operations, net in the amount of $740 consists of the Asset Sale proceeds less the Asset Sale related expenses such as inventory disposal, fees to the Office of the Chief Scientist of Israel for the selling of the Company’s Israeli subsidiary’s intellectual property, legal, accountant, doubtful debt expenses of 50% all pre-closing accounts receivable collected after the Closing, fees paid to the Company’s President and CEO of 5% of the net proceeds of the Asset Sale, and printing.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $196, or 80%, to $48 in the nine months ended September 30, 2014 from $244 in the nine months ended September 30, 2013. This decrease in research and development expenses was primarily related to the decrease in our operations.

We did not capitalize research and development expenses in 2014 and 2013, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $109, or 72%, to $43 in the nine months ended September 30, 2014, from $152 in the nine months ended September 30, 2013. This decrease in selling and marketing expenses was primarily related to the decrease in our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $117, or 30%, to $269 in the nine months ended September 30, 2014, from $386 in the nine months ended September 30, 2013. This decrease in general and administrative expenses was primarily related to the decrease in office expenses and payroll expenses primarily related to the decrease in our operations.

FINANCIAL EXPENSES, NET. Financial expenses, net, changed by $52, or 520%, to financial expenses, net of $42 in the nine months ended September 30, 2014 from $10 in financial income, net in the nine months ended September 30, 2013. This increase in financial expense, net was primarily related to an increase of $46 in financial expenses related to warrants.

OTHER LOSS. Other loss increased by $12, or 100%, to $12 in the nine months ended September 30, 2014 from no other loss in the nine months ended September 30, 2013. This increase in other loss was related to sales and disposal of the Company’s property and equipment.

NET PROFIT (LOSS). We incurred a net profit of $488 in the nine months ended September 30, 2014, compared with a net loss of $165 in the nine months ended September 30, 2013, which represents an increase of $653 in net profit. This increase in net profit was related to the income from sale of operations, net according to the Asset Sale and related to the decrease in our operational expenses, which was mainly due to ceasing revenue-producing operations.

LIQUIDITY AND CAPITAL RESOURCES. We have incurred substantial losses since our inception in April 1997. As of September 30, 2014, we had an accumulated deficit of $17,430. Losses may continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of September 30, 2014.

As of September 31, 2014 the Company had positive working capital of $971 following the Asset Sale and the Closing.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. However, as a result of the Asset Sale as reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2014 resulted in a net profit of $488 and positive cash flows from operating activities of $538. Further, due to the Closing, the Company no longer has revenue-producing operations; the Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

As of September 30, 2014, we had cash and cash equivalents of $681, compared to $334 as of December 31, 2013. We had positive cash flow from operating activities of $538 in the nine months ended September 30, 2014, compared to a negative cash flow of $295 in the nine months ended September 30, 2013. The positive cash flow from operating activities in the nine months ended September 30, 2014 is attributable mainly to the net profit of $488, a decrease of $229 in inventories, an increase of $24 in the changes in warrants to issue shares offset by a decrease of $144 in trade payables, a decrease in employees and payroll accruals of $50 and an increase of other receivables and prepaid expenses of $37.

We had negative cash flow from investing activities of $191 in the nine months ended September 30, 2014, compared to negative cash flow from investing activities of $30 in the nine months ended September 30, 2013. The negative cash flow from investing activities in the nine months ended September 30, 2014 was mainly due to increase in restricted cash balances to fund the escrow account in connection with the Asset Sale. The negative cash flow from investing activities in the nine months ended September 30, 2013 was due to investment in short term deposit.

 We did not have any cash flow from financing activities in the nine months ended September 30, 2014 or in the nine months ended on September 30, 2013.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Our contractual obligations and commitments associated with our office lease obligations expired in May 2014. As of September 30, 2014 the Company has no contractual commitments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2014.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: November 14, 2014	By: /s/ Tal Gilat
Tal Gilat
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By: /s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial Officer)