Form 10-K
period 2014-12-31
NEW YORK GLOBAL INNOVATIONS INC.
filed 2015-04-15
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $439,991.61.

As of March 31, 2015, the Registrant had outstanding 43,173,592 shares of Common Stock, par value $0.01 per share.

ii

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated,” estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward looking statements are based on the current plans and expectations of our management, and are subject to various uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the Securities and Exchange Commission, or SEC, may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Except as required by law, we do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.                 BUSINESS.

HISTORY

        New York Global Innovations Inc. (formerly known as InkSure Technologies Inc.), was originally incorporated in the state of Nevada, but reincorporated in Delaware in 2003 (together with its subsidiaries, hereinafter referred to as the “Company”, “we”, “us” and “our”). Until February 28, 2014, we developed, marketed and sold customized authentication solutions designed to enhance the security of documents and branded products to meet the growing demand for protection from counterfeiting. Since the closing of the sale of substantially all of our assets, or the Asset Sale, on February 28, 2014, or the Closing, the Company no longer has any operating business.

ASSET SALE

On October 1, 2013, the Company entered into an Asset Purchase Agreement, as amended, or APA, with Spectra Systems Corporation, or Spectra. Pursuant to the terms of the APA, Spectra has acquired at the Closing substantially all of the assets of the Company, with certain exclusions described below.

In consideration for the acquisition of assets pursuant to the APA, Spectra paid the Company $840,684, plus Spectra’s and the Company’s joint good faith estimate of the closing date inventory value on the closing date. Spectra also paid the Company the following post-Closing conditional payments:

•	$185,000 in post-closing conditional payments depending on orders placed by a former customer and agreements to be entered into with a separate customer assigned to Spectra;

•
$200,000, which was deposited with Wells Fargo Bank, National Association and held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing; and

•	$134,000, an amount equal to 50% of all pre-closing accounts receivable collected after the Closing.

In addition, as a result of the closing of the sale of our assets, the Company’s former President and Chief Executive Officer, Tal Gilat, received 5% of the net proceeds of the net consideration received by the Company.

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

Although the Board of Directors and management have had preliminary discussions regarding potential uses of our capital following the Asset Sale, the Board of Directors intends to continue to review anticipated liabilities and potential strategic uses of capital in connection with the continuation of the Company. Accordingly, we cannot specify with certainty the amount of net proceeds, if any, we will use for any particular use or the timing in respect thereof.

FORMER BUSINESS

During the first two months of 2014, our products were based on three principal technologies:

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

We conducted most of our research and development activities through our subsidiary, InkSure Ltd. Our research and development expenses for the year ended December 31, 2014 were $48,000, compared with $303,000 for the year ended December 31, 2013.

As described above, we sold all of the assets associated with these products to Spectra and do not currently have any business operations.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. However, as a result of the Asset Sale, as reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2014 resulted in a net profit of $362,000 and positive cash flows from operation activities of $465,000. Nevertheless, as a result of the Asset Sale, the Company no longer has revenue producing operations. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or the completing of a business transaction. The Company has and will experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all find a suitable business transaction. If additional funds are raised through the issuance of equity securities or a business transaction is concluded, the Company’s existing stockholders will experience significant further dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

EMPLOYEES

As of December 31, 2014, the Company has no employees.

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

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, OUR CASH RESOURCES MIGHT BE REDUCED TO A LEVEL THAT MAY NOT ENABLE US TO CONTINUE AS A GOING CONCERN.

Because we do not currently have any business operations, we believe that our existing cash resources may no longer be sufficient to support us for the next twelve months. If we are unable to obtain the financing necessary to support us, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders will lose their entire investment in our company.

In order to conserve our cash and manage our liquidity, we implemented cost-cutting initiatives including the reduction of overhead costs.

We are experiencing difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all.  If additional funds are raised through the issuance of equity securities, our existing stockholders will experience significant further dilution.

SINCE INCEPTION, WE HAVE HAD OPERATING LOSSES AND IN 2014 WE HAD OPERATING PROFIT DUE TO THE ASSET SALE OF THE COMPANY, AND WE WILL NOT BE PROFITABLE IN THE FUTURE UNLESS WE HAVE NEW OPERATIONS.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves.  As reflected in the accompanying financial statements, however, due to the Asset Sale, our operations for the year ended December 31, 2014 resulted in a net profit of $362,000 and positive cash flows from operation activities of $465,000. Nonetheless, we believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or the entering into a business transaction. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant dilution. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. However, due to the Asset Sale, in 2014 our cash and cash equivalents increased by $279,000 to $613,000, from $334,000 in 2013. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

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

ICTS International, N.V. and its affiliates, or ICTS, beneficially own 9,915,555 shares of our common stock, representing, as of December 31, 2014, approximately 22.97% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS has not exercised any such influence in a way that would materially or adversely affect the Company.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board, or OTCBB, under the symbol “INKS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to December, 31, 2014, our common stock traded at prices ranging from $0.01 to $0.09. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

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

ALTHOUGH OUR PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER EVALUATED OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONSIDERED IT EFFECTIVE AS OF DECEMBER 31, 2014, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATIONS OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2014 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

WE HAVE NOT DONE MARKET RESEARCH AND DO NOT HAVE A MARKETING ORGANIZATION.

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

Our research and development facilities in Rehovot, Israel were maintained until May 2014. The facilities we leased in Israel were approximately 3,800 square feet pursuant to a lease which expired in May 2014. Monthly lease payments for such facility were approximately $6,000 per month. The Company did not renew this lease.

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

	HIGH	LOW

FISCAL YEAR 2013
1st Quarter	$0.09	$0.05
2nd Quarter	$0.09	$0.05
3rd Quarter	$0.07	$0.03
4th Quarter	$0.05	$0.01

FISCAL YEAR 2014
1st Quarter	$0.03	$0.02
2nd Quarter	$0.05	$0.03
3rd Quarter	$0.04	$0.02
4th Quarter	$0.03	$0.01

FISCAL YEAR 2015
1st Quarter (through March 31, 2015)	$0.02	$0.01

As of March 31, 2015, there were 70 holders of record of our common stock.

We have not paid dividends on our common stock since inception and we do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, since the Company has no current business or development projects. The declaration of dividends in the future will be at the election of our Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the Board of Directors deem relevant.

Rule 144

Pursuant to Rule 144 under the Securities Act, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their securities issued while we are a shell in reliance on Rule 144. This Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act, and will not cause these restricted shares to become available for public resale. At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.  Holders of our securities issued before we became a “shell company” may sell those securities under Rule 144, subject to certain conditions.

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

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2014. The utilization of these benefits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

Of these significant accounting policies, certain policies may be considered critical because they are most important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following critical accounting policies were affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements until the Closing.

REVENUE RECOGNITION. Revenues from product sales were recognized in accordance with ASC Topic 605, “Revenue Recognition”, when delivery had occurred, persuasive evidence of an agreement existed, the vendor’s fee was fixed or determinable, no further obligation existed and collectability was probable. Delivery was considered to have occurred upon shipment of products. When and if a right of return existed, we deferred revenues until the right of return expired.  As a result of the Asset Sale, we no longer generate revenues.

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

DEFERRED INCOME TAXES. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. Due to the fact that we have a history of losses, it is likely that the deferred tax will not be realized.  This will continue to be the case following the Closing.

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2014	2013

Revenues	100%	100%
Cost of revenues	16	44

Gross profit	84	56

Profit from sale of operations, net	309	-

Operating expenses:
Research and development	20	24
Selling and marketing	18	16
General and administrative	189	44

Total operating expenses	227	84

Operating Profit (Loss)	166	(27)

Financial expenses, net	12	1
Financial income related to convertible notes and warrants, net	-	5

Total financial income (expenses), net (Note 11)	12	4

Other expenses	5	-

Net Profit (Loss)	149	(23)

YEAR ENDED DECEMBER 31, 2014 COMPARED WITH YEAR ENDED DECEMBER 31, 2013 (dollars in thousands)

REVENUES. Revenues consisted of gross sales of products less discounts. Our revenues, mostly by the sales of taggants and readers, decreased by $1,044, or by 81%, to $244 in the fiscal year ended 2014 and from $1,288 in the fiscal year ended 2013.  This decrease in revenues is a result of the Asset Sale. Since the closing on February 28, 2014, the Company no longer has revenue-producing operations.

COST OF REVENUES. Cost of revenues consisted of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $524, or 93%, to $40 in 2014, from $564 in 2013. Cost of revenues as a percentage of revenues was 16% in 2014, compared with 44% in 2013. The decrease in cost of revenues was due to the fact that the Company no longer has revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET. Profit from sale of operations, net consist primarily of profit from the asset sale.  We incurred a profit from the sale of operations, net of $754 in 2014, compared with $0 in 2013.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $255, or 84%, to $48 in 2014 from $303 in 2013. This decrease in research and development expenses was due to the cessation of our operations following the Closing.  We did not capitalize research and development expenses in 2014 and 2013, as all such expenses have been charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consisted primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $162, or 79%, to $43 in 2014, from $205 in 2013. This decrease in selling and marketing expenses was due to the cessation of our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $104, or 18%, to $463 in 2014, from $567 in 2013. This decrease in general and administrative expenses was primarily related to decreases in the following items as a result of the Asset Sale: lower payroll and professional expenses. We have taken steps to reduce as much of our general and administrative expenses as possible.

FINANCIAL INCOME (EXPENSES), NET. Financial income (expenses), net decreased by $83, or 157%, to $30 in 2014, from financial income, net of $53 in 2013. This decrease in financial income (expense), net was primarily related to a decrease of $71 in financial income related to a decrease in the value of warrants and by a decrease of $12 in exchange rate changes and bank commissions.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets.  We incurred a capital loss of $12 in 2014, compared with a capital loss of $0 in 2013.

NET PROFIT (LOSS). We incurred a net profit of $362 in 2014, compared with a net loss of $298 in 2013, which represents a decrease of $660 in net loss. The 2014 net profit was related to the income from the Asset Sale, and the related decrease in our operational expenses, which was mainly due to lower salary expenses.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands).

We have incurred substantial losses since our inception in April 1997. As of December 31, 2014, we had an accumulated deficit of $17,556 and a positive working capital (current assets less current liabilities) of $830. Losses will probably continue in the foreseeable future.

We had no capital expenditures in 2014 or 2013. We do not have any material commitments for capital expenditures as of December 31, 2014.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. However, as a result of the Asset Sale, as reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2014 resulted in a net profit of $362 and positive cash flows from operating activities of $465. Nevertheless, due to the Asset Sale, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

As a result of the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, and $134, an amount equal to 50% of all pre-closing accounts receivable collected after the Closing. In addition, in March 2015, the Company also received $200 previously held by Wells Fargo Bank, National Association in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing.

Following the Asset Sale, the Company’s Board of Directors is exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained.

As of December 31, 2014, we had cash and cash equivalents of $613, compared to $334 as of December 31, 2013. We had positive cash flow from operating activities of $465 in the year ended December 31, 2014, compared to a negative cash flow of $246 in the year ended December 31, 2013. The positive cash flow from operating activities in the year ended December 31, 2014 is attributable mainly to the net profit of $362, a decrease of $229 in inventories, a decrease of $140 in trade payables and a decrease in employees and payroll accruals of $59.

We had negative cash flow from investing activities of $186 in 2014, compared to negative cash flow from investing activities of $16 in 2013. The negative cash flow from investing activities in 2014 was mainly due to a change in restricted cash of $184,  proceeds of $12 from the sale of fixed assets and a $14 increase in short term bank deposits.

 CONTRACTUAL OBLIGATIONS AND COMMITMENTS (dollars in thousands).

Our contractual obligations and commitments for the year ended December 31, 2014 principally included obligations associated with our office lease obligations, which expired in May 2014. As of December 31, 2014, the Company had no contractual commitments.

During the year 2007 through year 2010, we received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,800 was received in connection with the research and development of our RFID product, which product was discontinued in November 2010. The remaining $105 were allocated to our ScanSure line of products. These royalties-bearing research and development grants partially covered our research and development RFID project expenses. Royalties would become due to OCS only if the RFID or the ScanSure research and development projects funded by the grant were successfully commercialized and resulted in sales’ revenues based on the know-how developed during the RFID or the ScanSure projects. The royalty rate is 3%-4% of the sales revenues based on the RFID or the ScanSure research and development projects funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

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

    Under the direction of the Chairman, who performs the duties of our principal executive officer, and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2014.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

The Chairman of the Board, who performs the duties of our principal executive officer, and our Chief Financial Officer, have conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL-INTEGRATED FRAMEWORK (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 31, 2015.

NAME	AGE	POSITION

EXECUTIVE OFFICERS
Gadi Peleg	40	Principal Executive Officer and Chairman of the Board
Chanan Morris	49	Chief Financial Officer

NON-EMPLOYEE DIRECTORS
Alon Raich	39	Director
Roberto Alonso Jimenez Arias	48	Director

GADI PELEG joined us in August 2008 as a director. On February 3, 2010, Mr. Peleg was appointed as our Chairman of the Board and, since December 2014, has performed the duties of principal executive officer. Since May 2003, Mr. Peleg has been the president of Cape Investment Advisors, Inc., a private investment firm. Mr. Peleg also serves on the Board of Directors of Atelier 4, Inc., a logistics firm specializing in the care and transport of fine art and antiquities, which he joined in November 2005. Mr. Peleg received his B.S. from Columbia School of Engineering and Applied Science in 1997, and completed the Owner/President Management Program of Harvard Business School in 2008.  Mr. Peleg’s diverse investment and managerial experience make him suitable to serve as our Chairman of the Board and as a director of the Company.

CHANAN MORRIS joined us in September 2014 as Chief Financial Officer.  Since October 2011, Mr. Morris has also served as the Vice President of Finance at Mango DSP Ltd., which provides intelligent video solutions using video encoding appliances and intelligent video analytics.  He also provides CFO and business services to public companies and start-up companies. Prior to joining Mango, Mr. Morris served as the Vice President of Finance at Power Paper Ltd. Mr. Morris holds a B.A. in Accounting from Northeastern Illinois University.

ALON RAICH joined us in December 2009 as a director. Mr. Raich is a Certified Public Accountant admitted to practice in Israel since 2004. In 2005 he joined ICTS, an aviation security company traded on the OTCQB (OTC: ICTSF), as Controller, and since 2008 acts as its Chief Financial Officer. Between 2001 and 2005, Mr. Raich worked at the accounting firm Kesselman & Kesselman, a member of PriceWaterhouseCoopers International Limited. Mr. Raich holds a B.A. in economics and accounting and an M.A. in law, both from Bar-Ilan University, Israel. Mr. Raich is familiar with the requirements of the SEC and the accounting and financial requirements for publicly-traded companies, making him suitable to serve as a director of the Company.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

CODE OF ETHICS

We have adopted a code of conduct and ethics that applies to all of our employees, including our Principal Executive Officer and Chief Financial Officer. The text of the code of conduct and ethics is available at no charge upon request. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of any such amendment or waiver.

CORPORATE GOVERNANCE

AUDIT COMMITTEE. In 2014 the Audit Committee was disbanded.  Currently, the Board of Directors recommends to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. The Board of Directors has determined that Alon Raich is a “financial expert” as the SEC has defined that term in Item 407 of Regulation S-K and believes that Mr. Raich is an independent director within the meaning of NASDAQ Rule 5605(a)(2) based on his qualifications described above.

COMPENSATION COMMITTEE. In 2014 the compensation committee was disbanded.  The Board of Directors has not established a compensation committee primarily because the current composition and size of the Board of Directors permits candid and open discussion regarding compensation of the Company’s executive officers and administration of plans of the Company under which Company securities may be acquired by directors, executive officers, employees and consultants.

NOMINATING COMMITTEE. We do not have a standing nominating committee. The Board of Directors has not established a nominating committee primarily because the current composition and size of the Board of Directors permits candid and open discussion regarding potential new members of the Board of Directors. The entire Board of Directors currently operates as the nominating committee for us. There is no formal process or policy that governs the manner in which we identify potential candidates for the Board of Directors. Historically, however, the Board of Directors has considered several factors in evaluating candidates for nomination to the Board of Directors, including the candidate’s knowledge of the company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the company’s stockholders as opposed to a specific group of stockholders. We do not have a formal policy with respect to our consideration of Board of Directors nominees recommended by our stockholders. However, the Board of Directors will consider candidates recommended by stockholders on a case-by-case basis. A stockholder who desires to recommend a candidate for nomination to the Board of Directors should do so by writing to us at 18 East 16th Street, Suite 307, New York, NY 10003, Attn: Chairman of the Board.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.  No other executive officer or former executive officer had total compensation greater than $100,000 in 2014.

Summary Compensation Table
(dollars in thousands)
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	STOCK AWARDS ($)(1)	OPTION AWARDS ($)(2)	NON EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)		TOTAL ($)

Tal Gilat
Former President And Chief Executive Officer	2014	83	–	--	–	43	(3)(4)	126
	2013	157	–	3	–	20	(3)	180

Gadi Peleg
Chairman And Principal Executive Officer	2014	-	–	-	–	-		-
	2013	-	–	-	–	-		-

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

(3) For use of company car.

(4) As a result of the Closing, the Company’s former President and Chief Executive Officer, Mr. Tal Gilat, received 5% of the net proceeds of the net consideration received by the Company.

EMPLOYMENT AGREEMENTS

On March 2, 2010, the Board of Directors appointed Mr. Tal Gilat as President and Chief Executive Officer of the Company. Under his employment agreement, Mr. Gilat was entitled to a base salary and gross bonus, in addition to other paid annual vacation time, insurance policies, and such other benefits as the Company would grant from time to time to its executive employees. In connection with his appointment, the Company granted to Mr. Gilat options to purchase up to 700,000 shares of the Company’s common stock according and subject to the provisions of the Company’s 2002 Employee, Director and Consultant Stock Option Plan, or the Option Plan. The options are exercisable at $0.38 per share and vest as follows: 58,333 options were vested on September 2, 2010 and the rest in ten equal quarterly installments up until March 2, 2013. As of March 31, 2015, all the 700,000 options had vested. In addition, as the assets of the Company were sold and Mr. Gilat facilitated the Asset Sale, he received an additional bonus of 5% of the net consideration received in Asset Sale on the same basis that the consideration was received.  In June 2014, the Board of Directors determined that Mr. Gilat would serve in his role in a reduced capacity as a consultant to the company due to the Company’s current state of operations and shell company classification, pursuant to a Consulting Agreement as of July 1, 2014. Mr. Gilat was paid consulting fees of $3,000 per month plus VAT and reimbursement for reasonable pre-approved out of pocket expenses necessarily incurred in the performance of his duties.  Mr. Gilat’s engagement with the Company was terminated on January 8, 2015. The termination was not due to any disagreement by or with Mr. Gilat on any matter relating to the Company’s operations, policies or practices.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2014 for each of our named executive officers.

	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options (#)		Option
	(#)	Unexercisable	Option Exercise	Expiration
Name	Exercisable (1)	(1) (2)	Price ($)	Date

Gadi Peleg	1,250,000	-	0.135	1/19/2015

(1)	The options were granted pursuant to our 2002 Option Plan.

(2)	The outstanding option agreements issued under our 2002 Option Plan provide for acceleration of the vesting of the options granted upon or in connection with a change in control.

During 2013 and 2014, we did not grant any new stock options to our employees or directors.

DIRECTOR COMPENSATION

The Company’s directors do not presently receive any compensation for their services rendered to the Company, and no remuneration was paid for or on account of services rendered by a director in such capacity in 2014. $50 has been accrued for previous services performed by the Board of Directors.

At fiscal year end: (1) Mr. Peleg’s aggregate number of stock awards totaled 277,778 and his aggregate number of option awards outstanding totaled 1,250,000; (2) Mr. Raich’s aggregate number of stock awards totaled 62,500 and his aggregate number of option awards outstanding totaled 160,000; and (3) Mr. Jimenez does not have any stock or option awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2015 concerning the beneficial ownership of the Company’s voting securities of (i) each current member of the Board of Directors, (ii) the executive officers included in the Summary Compensation Table above, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

As of March 31, 2015, we had 43,173,592 shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS**
Gadi Peleg (2)	4,727,778	10.95%
Tal Gilat (3)	2,055,604	4.76%
Alon Raich (4)	422,500	*
Roberto Alonso Jimenez Arias	-	-
Executive officers and directors as a group (5 persons)	7,205,882	16.69%

5% STOCKHOLDERS

ICTS International N.V. and affiliates (5)	9,915,555	22.97%
James E. Lineberger and affiliates (6)	2,779,886	6.44%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

**	Except as otherwise indicated, the address of each beneficial owner is c/o New York Global Innovations Inc., 18 East 16 Street, New York, NY 10003.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2015. Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned

(2)	Includes stock options to purchase up to 1,250,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 31, 2015.

(3)	Includes 2,055,604 restricted shares granted in February 2012.

(4)	Includes stock options to purchase up to 160,000 shares of common stock, which are currently exercisable or exercisable within 60 days of March 31, 2015.

(5)
Includes 544,118 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,075,676 shares of common stock beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, N.V.; and 6,295,761 shares of common stock owned by ICTS International N.V. ICTS-USA, Inc.’s, ICTS Information Systems, B.V.’s and ICTS International N.V.’s address is, Walaardt, Screstraat 425-2, 1117 BM Schiphol Oost, Netherlands. This information is based solely on information provided by the Company’s Transfer Agent, Pacific Stock Transfer Company as of March 31, 2015.

(6)
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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2014. Our stockholder approved equity compensation plan consists of: (i) the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plans approved by security holders	1,590,000	$0.16	4,859,165
Equity compensation plans not approved by security holders	0	$1.40	0
TOTAL	1,590,000		4,859,265

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

In 2014, as a result of the Asset Sale, the Company’s former President and Chief Executive Officer, Tal Gilat, received $43, equal to 5% of the net proceeds of the net consideration received by the Company.  We had no related persons transactions in 2013.

DIRECTOR INDEPENDENCE

As our common stock is currently traded on the OTCBB, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. Nonetheless, of the three directors currently serving on the Board of Directors, we believe that Alon Raich, Gadi Peleg and Roberto Alonso Jimenez Arias are independent directors within the meaning of NASDAQ Rule 5605(a)(2).

As disclosed in Item 10 “Directors, Executive Officers and Corporate Governance” Mr. Raich serves as the Chief Financial Officer for ICTS International NV, traded on the OTCBB (OTC: ICTSF).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAC, for the audit of our annual financial statements for the years ended December 31, 2014 and December 31, 2013 and fees billed for other services rendered by BAC during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

Audit fees (1)	$28	$28
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$28	$28

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, and work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

POLICY ON BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our Board of Directors appoints, sets compensation and oversees the work of the independent registered public accounting firm. The Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit an estimate of fees for the services expected to be rendered during that year for each of four categories of services to the Board of Directors for approval.

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

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors approves these services before engaging the independent registered public accounting firm.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting. The Board of Directors pre-approved all the above listed fees in accordance with its policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NO.	DESCRIPTION

2.1
Asset Purchase Agreement, dated as of October 1, 2013, by and among InkSure Technologies Inc., InkSure Inc., InkSure Ltd., and Spectra Systems Corporation (previously filed as Exhibit 2.1 to our Current Report on Form 8-K on October 3, 2013).

2.2
Amendment No. 1 to Asset Purchase Agreement, dated as of January 9, 2014, by and among InkSure Technologies Inc., InkSure Inc., InkSure Ltd., and Spectra Systems Corporation (previously filed as Exhibit 2.1 to our Current Report on Form 8-K on January 14, 2014).

2.3
Amendment No. 2 to Asset Purchase Agreement, dated as of February 28, 2014, by and among InkSure Technologies Inc., InkSure Inc., InkSure Ltd., and Spectra Systems Corporation (previously filed as Exhibit 2.1 to our Current Report on Form 8-K on March 6, 2014).

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

4.1	Form of Series A, Series B-1 and Series B-2 Warrant (previously filed as Exhibit 4.3 to our Current Report on Form 8-K filed on April 9, 2008).

4.2	First Amendment to Series A Warrant (previously filed as Exhibit 4.1 to our Current Report filed on Form 8-K filed on January 21, 2010).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).

10.5*	Consulting Agreement between the Company and Gilat Technologies dated as of July 1, 2014. **

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to our Annual Report on Form 10-KSB filed on March 31, 2003).

23.1	Consent of Brightman Almagor & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu.**

31.1	Rule 13-14(a) Certification of Principal Executive Officer. **

31.2	Rule 13-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certifications of Principal Executive and Chief Financial Officers.***

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail**

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
 NEW YORK GLOBAL INNOVATIONS INC.

We have audited the accompanying balance sheets of New York Global Innovations Inc.(“the Company”) as of December 31, 2014 and 2013 and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 the company has no business operations and therefor there is substantial doubt about the company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel
April 14, 2015

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	DEC 31,	DEC 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$613	$334
Restricted cash (Note 8(B))	205	21
Short-term deposit	30	14
Trade receivables	-	45
Other accounts receivable and prepaid expenses (Note 3)	48	29
Inventories (Note 4)	-	229

TOTAL CURRENT ASSETS	896	672

PROPERTY AND EQUIPMENT, NET (NOTE 5)	-	29
LONG TERM DEPOSITS	-	2

TOTAL ASSETS	$896	$703

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5	$145
Employees and payroll accruals	-	59
Accrued expenses and other payables	61	33

TOTAL CURRENT LIABILITIES	66	237

Warrants to issue shares	40	38

TOTAL LIABILITIES	106	275

STOCKHOLDERS’ EQUITY:
Capital Stock (Note 9):
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: as of December 31, 2014 and 2013; 0 shares	–	–
Common stock of $0.01 par value - Authorized: 75,000,000 shares Issued and outstanding as of December 31, 2014 and 2013: 43,173,592 shares	432	432
Additional paid-in capital	17,796	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,556)	(17,918)

TOTAL STOCKHOLDERS’ EQUITY	790	428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$896	$703

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2014	2013

Revenues (Note 12)	$244	$1,288
Cost of revenues	40	564

Gross profit	204	724

Profit from sale of operations, net	754	-

Operating expenses:
Research and development	48	303
Selling and marketing	43	205
General and administrative	463	567
Total operating expenses	554	1,075

Operating Profit (Loss)	404	(351)

Financial expenses, net	(30)	(16)
Financial income related to convertible notes and warrants, net	-	69
Total financial income (expenses), net (Note 11)	(30)	53

Other expense	(12)	-

Net profit (loss)	$362	$(298)

Net profit (loss) per share:
Basic	$0.01	$(0.01)

Weighted average number of common stock used in computing basic and diluted net loss per share	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	SHARE CAPITAL	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS EQUITY

BALANCE AS OF JANUARY 1, 2013	$432	$17,808	$118	$(17,620)	$738

Stock based compensation	–	(12)	–	–	(12)

Net loss	–	–	–	(298)	(298)

BALANCE AS OF DECEMBER 31, 2013	$432	$17,796	$118	$(17,918)	$428

Net Profit	–	–	–	362	362

BALANCE AS OF DECEMBER 31, 2014	$432	$17,796	$118	$(17,556)	$790

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. DOLLARS IN THOUSANDS

	YEAR ENDED DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$362	$(298)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property	13	0
Depreciation and amortization	4	19
Decrease in trade receivables	45	100
Increase in other accounts receivable and prepaid expenses	(19)	(5)
Decrease in inventories	229	93
Increase (decrease) in trade payables	(140)	61
Decrease in employees and payroll accruals	(59)	(34)
Changes in warrants to issue shares	2	(68)
Share based compensation	-	(12)
Increase (decrease) in accrued expenses and other payables	28	(102)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	465	(246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	12	-
Investment in short-term deposit	-	(14)
Increase in short-term bank deposits	(14)	(14)
Increase in restricted cash balances	(184)	(6)
Release of long-term lease deposits made	-	4

NET CASH USED IN INVESTING ACTIVITIES	(186)	(16)

Increase (Decrease) in cash and cash equivalents	279	(262)
Cash and cash equivalents at the beginning of the year	334	596

Cash and cash equivalents at the end of the year	$613	$334

NON-CASH TRANSACTIONS
CEO share-based payment	$-	$21
Warrants cashless exercise	$-	$8

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - GENERAL

A.
New York Global Innovations Inc. (formerly known as InkSure Technologies Inc.), and its subsidiaries, together, or “the Company”, was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, the Company effected a reincorporation from Nevada to Delaware through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated on June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereupon renamed itself InkSure Technologies Inc. In 2014,  following the Asset Sale described below, the Company changed its name to New York Global Innovations Inc.

Through February 2014, the Company specialized in comprehensive security solutions, designed to protect branded products and documents of value from counterfeiting, fraud and diversion. The Company conducted its operations and business with and through its direct and indirect subsidiaries: InkSure Inc., a Delaware corporation incorporated in March 2000; IST Operating Inc., a Delaware corporation incorporated in May 2000 (formerly known as InkSure Technologies Inc., which as of December 31, 2012 is inactive); InkSure Ltd., which was incorporated in December 1995 under the laws of Israel; and InkSure RF Inc., a Delaware corporation incorporated in March 2000 (which, since 2011, is inactive).

B.
In February 2014, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement, or APA, with Spectra Systems Inc., or Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the Agreement, as amended. In exchange, on February 28, 2014, the closing date of the Asset Sale, or the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, totalling $134.  In addition, in March 2015, the Company received an additional $200 which was previously held by Wells Fargo Bank, National Association (the “Escrow Agent”) in accordance with the terms of the escrow agreement (the “Escrow Agreement”) to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing. As a result of the closing of the sale of our assets, the Company’s former President and Chief Executive Officer, Tal Gilat, received $43 (5%) of the net proceeds of the net consideration received by the Company.

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

The majority of the sales of InkSure Inc., our U.S. subsidiary, were made in U.S. dollars. In addition, a substantial portion of the U.S. subsidiary’s costs were incurred in U.S. dollars and the majority of the expenses of InkSure Ltd., the Israeli subsidiary, were paid in New Israeli Shekels, or NIS; however, most of the expenses were denominated and determined in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Revenues from product sales were recognized in accordance with ASC Topic 605 “Revenue Recognition”, when delivery had occurred, persuasive evidence of an agreement existed, the vendor’s fee was fixed or determinable, no further obligation existed and collectability was probable. Delivery is considered to have occurred upon shipment of products. The Company did not grant a right of return to its customers.

Revenues from certain arrangements may include multiple elements within a single contract. The Company’s accounting policy complies with ASC Topic 605-25 “Multiple-Element Arrangements”, relating to the separation of multiple deliverables into individual accounting units with determinable fair value.

H.	WARRANTY:

The Company provided a warranty for its products. The term of the warranty was 12 months for hardware products and up to 18 months for TagSure products.

As of the balance sheet date, the Company did not receive any warranty claims and does not expect to receive any material warranty claims in the future. Therefore, the Company did not record a liability in respect of the warranty.

I.	RESEARCH AND DEVELOPMENT COSTS:

Research and development costs were charged to the statement of operations, as incurred.

J.	BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE:

Basic and diluted net profit (loss) per share is presented in accordance with ASC Topic 260 “Earnings Per Share” for all periods presented. Basic and diluted net profit (loss) per share of common stock was determined by dividing net profit (loss) attributable to common stock holders by weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for year 2013 and 2014 presented as the effect of the Company’s potential additional shares of common stock were anti-dilutive.

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive for fiscal year 2013 and 2014. The total number of shares related to the outstanding options, warrants and convertible debt excluded from the calculations of diluted net loss per share were 5,003,433 for each of the years ended December 31, 2014 and 2013.

K.	INCOME TAXES:

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

L.	CONCENTRATIONS OF CREDIT RISK:

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

M.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, and trade payables approximate their fair value due to the short-term maturities of such instruments.

N.	SHARE-BASED COMPENSATION:

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

Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under ASC Topic 718 which was an expense of $0 and expense of $60 during 2014 and 2013, respectively.

We did not grant any new stock options in the years ended December 31, 2013 or 2014.

The fair market value of each option grant in 2011 was estimated on the date of grant using the Black-Scholes Merton option pricing model with the following weighted-average assumptions: (1) expected life of 3.75 years; (2) dividend yield of 0%; (3) expected volatility of 201%; and (4) risk-free interest rate of 1.28%.

O.	FAIR VALUE MEASUREMENTS:

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

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	AS OF DECEMBER 31,
	2014	2013

Government authorities	$4	$17
Prepaid expenses	44	12

	$48	$29

NOTE 4 - INVENTORIES

	AS OF DECEMBER 31,
	2014	2013

Raw materials, parts and supplies	$-	$209
Finished products	-	20
	$-	$229

NOTE 5 - PROPERTY AND EQUIPMENT, NET

	AS OF DECEMBER 31,
	2014	2013

Cost:
Computers and peripheral equipment	$-	$478
Office furniture and equipment	-	128
Leasehold improvements	-	129
	-	735

Accumulated depreciation:
Computers and peripheral equipment	$-	$452
Office furniture and equipment	-	125
Leasehold improvements	-	129
		706

Net book value	$-	$29

Depreciation expenses for the years ended December 31, 2014 and 2013 amounted to $4 and $19, respectively.

NOTE 6 - ACCRUED SEVERANCE PAY

Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. As of December 31, 2013, the Company made full contributions towards its severance pay obligations for its employees. As of December 31, 2014 the Company had no employees.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

A.	LEASE COMMITMENTS:

As of December 31, 2014, the Company does not have any lease obligations.

B.	LEGAL PROCEEDINGS:

As of December 31, 2014, the Company does not have any pending legal proceedings.

C.	R&D GRANTS:

During the year 2007 through year 2010, the Company received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,800 was received in connection with the research and development of the Company’s RFID product, which we discontinued in November 2010. The remaining $105 was allocated to the Company’s ScanSure line of products. This royalties-bearing research and development grants partially covered the Company’s research and development RFID project expenses. Royalties would become due to OCS only if the RFID or the ScanSure research and development projects funded by the grant were successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID or the ScanSure projects. The royalty rate is 3%-4% of sales revenue based on the RFID or the ScanSure research and development projects funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

Following the submission of the Company’s last research and development grant program report to the OCS (for the period from April 1, 2009 through March 31, 2010), and following an OCS audit in September 2010, on March 26, 2012, the Company received from the OCS a final demand to return a total amount of $84. In its demand, the OCS claimed that some of the expenses included in the last grant were not approved. The Company paid the amount to the OCS in two installments in April and May 2012.

The Company’s ScanSure products and services, developed by the Company with grant funding of $105 from the OCS, were acquired by Spectra in February 2014. At the Closing, all ScanSure products were transferred from the Company to Spectra without any restrictions or limitations whatsoever. To effectuate this transfer, the Company filed with the OCS an application complying with all applicable legal requirements that were approved by the OCS before the closing date. In addition, the Company paid the OCS $120, the initial grant of $105 off-set by royalties payments of $7, and LIBOR interest of $22  required by the OCS in connection with the transfer by Closing.

NOTE 8 - STOCK CAPITAL

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

As of December 31, 2014, an aggregate of 4,859,165 options and shares are still available for future grant under the Option Plan.

At the annual meeting of stockholders of the Company, held on September 8, 2011, the Company’s stockholders approved and ratified the InkSure Technologies Inc. 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan. The purpose of the Stock Plan is to encourage eligible employees, directors and other individuals who render services to the Company and its subsidiaries to continue their association with the Company and its subsidiaries by providing opportunities for them to participate in the ownership of the Company and in its future growth through the issuance to such persons of restricted shares of Common Stock of the Company. The total number of shares that can be issued under the Stock Plan shall be determined from time to time by the Board of Directors, provided, however, that such number, together with the number of shares that may be issued under the Option Plan, and options granted outside the Stock Plan and Option Plan, shall not exceed 10,000,000 shares. The Stock Plan shall be administered by the Board of Directors.

The following is a summary of the Company’s stock options granted among the various plans:

	YEAR ENDED DECEMBER 31,
	2014		2013
	AMOUNT OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	AMOUNT OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at beginning of year	2,800,000	$0.16	3,090,000	$0.20
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	1,210,000	$0.21	290,000	$0.14
Outstanding at end of year	1,590,000	$0.16	2,800,000	$0.21
Exercisable at end of year	1,590,000	$0.16	2,692,500	$0.22

•	The Company recognized non-cash share based compensation income of $0 and expenses of $12 for the years ended December 31, 2014 and 2013, respectively.

•
As of December 31, 2014, all of the outstanding exercisable options are “out of the money”.  The unrecognized compensation expense calculated under the fair value method for stock options expected to vest as of December 31, 2014 is less than $1.

•	The Company did not grant any new stock options in the year ended December 31, 2014.

C.	STOCK WARRANTS:

The Company has issued warrants, as follows:

ISSUANCE DATE	OUTSTANDING AS OF DECEMBER 31, 2014	EXERCISE PRICE	EXERCISABLE AS OF DECEMBER 31, 2013	EXERCISABLE THROUGH

March 2005 (1)			50,000	March 2015
January 2010 (2)	2,153,433	$0.15	2,153,433	April 2018

(1)	Issued to a consultant of the company.

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

In February 2012, Noteholders exercised 29,567 warrants into 5,900 shares of common stock on a cashless basis.

NOTE 9 - TAXES ON INCOME

A.	The Company’s taxable income is subject to income tax at the regular corporate rate of 25% in 2013.

On July 30, 2013, the Knesset Plenum approved, in a third reading, the budget bill and the bill to change the national priorities in 2013 and 2014, or the Law. In conjunction with the Law, the following significant changes affecting taxation were approved:

An increase of the corporate income tax rate as of January 1, 2014 to 26.5% (1.5% increase).

B.	DEFERRED INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013

Net loss carry-forward	$3,562	$3,540
Other additions for tax purposes	(45)	22

Net deferred tax asset before valuation allowance	3,517	3,562
Valuation allowance	(3,517)	(3,562)

Net deferred tax asset	$–	$–

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

Net profit (loss) was incurred as following:

	YEAR ENDED DECEMBER 31,
	2014	2013

United States	$210	$(302)
Israel	152	4
	$362	$(298)

C.	TAX LOSS CARRY-FORWARDS:

Net operating loss carry-forwards as of December 31, 2014 are as follows:

Israel	$4,434
United States *	6,692

$11,126

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

 NOTE 10 - FINANCIAL INCOME (EXPENSES), NET

	YEAR ENDED DECEMBER 31,
	2014	2013

Interest, bank charges and fees, net	(5)	(8)
Foreign currency translation differences	(23)	(8)
Non cash income (expenses) related to convertible notes, net	(2)	69
	$(30)	$53

NOTE 11 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company managed its business on a basis of one reported operating segment. Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with ASC Topic 280 “Segment reporting”.

The following data presents total revenue for the years ended December 31, 2014 and 2013, based on the customer’s location and long-lived assets as of February 28, 2014 and December 31, 2013:

	2014		2013
	TOTAL REVENUES	LONG-LIVED ASSETS. NET	TOTAL REVENUES	LONG-LIVED ASSETS, NET

North America	$124	-	$693	$–
Asia	50	-	397	–
Europe	71	-	198	–
Israel	-	-	–	29

	$244	-	$1,288	$29

Major customers’ data as a percentage of total revenues, is as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013

Customer A	0%	0%
Customer B	20%	40%
Customer C	29%	19%

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

SIGNATURE	TITLE	DATE

/s/ Gadi Peleg	Chairman of the Board	April 14, 2015
By: Gadi Peleg

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gadi Peleg	Chairman of the Board	April 14, 2015
By: Gadi Peleg	(Principal Executive Officer)

/s/ Chanan Morris	Chief Financial Officer	April 14, 2015
By: Chanan Morris	(Principal Financial and Accounting Officer)

/s/ Alon Raich	Director	April 14, 2015
By: Alon Raich

/s/ Roberto Alonso Jimenez Arias	Director	April 14, 2015
By: Roberto Alonso Jimenez Arias