Form 10-Q
period 2015-03-31
NEW YORK GLOBAL INNOVATIONS INC.
filed 2015-05-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☒  No ☐

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of May 14, 2015.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.                FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. DOLLARS IN THOUSANDS)

	MAR 31, 2015	DEC. 31, 2014
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$769	$613
Restricted cash	-	205
Short-term deposit	30	30
Other accounts receivable and prepaid expenses	44	48

TOTAL CURRENT ASSETS	843	896

TOTAL ASSETS	$843	$896
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$-	$5
Accrued expenses and other payables	56	61

TOTAL CURRENT LIABILITIES	56	66

Warrants to issue shares	31	40

TOTAL LIABILITIES	87	106

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $ 0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of March 31, 2015 and as of December 31, 2014	-	-
Common stock of $ 0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of March 31, 2015 and as of December 31, 2014	432	432
Additional paid-in capital	17,796	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,590)	(17,556)

TOTAL STOCKHOLDERS’ EQUITY	756	790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$843	$896

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	UNAUDITED
Revenues	$-	$244
Cost of revenues	-	82

Gross profit	-	162

Income from sale of operations, net	-	740

Operating expenses:
Research and development	-	35
Selling and marketing	-	43
General and administrative	34	122

Total operating expenses	(34)	(200)

Operating income (loss)	(34)	702

Financial income (expenses), net	1	(5)
Financial expenses related to warrants	-	(24)
Total financial income (expenses), net	1	(29)

Net profit (loss)	$(33)	$673

Net profit (loss) per share:
Basic and Diluted	$0.00	$0.02

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED ON MARCH 31,
	2015	2014
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(33)	$673
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	4
Increase in trade receivables	-	(14)
Decrease in other accounts receivable and prepaid expenses	4	18
Decrease in inventories	-	229
Increase (decrease) in trade payables	(5)	(6)
Decrease in employees and payroll accruals	-	(31)
Changes in warrants to issue shares	(9)	24
Share based compensation	-	(1)
Increase (decrease) in accrued expenses and other payables	(6)	171

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(49)	1,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash balances	-	(200)
Release of restricted cash balances	205	16
Investment in short-term deposit	-	(16)

NET CASH (USED IN) INVESTING ACTIVITIES	205	(200)

Increase in cash and cash equivalents	156	867
Cash and cash equivalents at the beginning of the year	613	334

Cash and cash equivalents at the end of the period	$769	$1,201

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by New York Global Innovations Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2014 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2015, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

In October 2013, the Company entered into an Asset Purchase Agreement, as amended, or APA, with Spectra Systems Corporation, or Spectra. Pursuant to the terms of the APA, Spectra acquired at the closing in February 2014 substantially all of the assets of the Company, with certain exclusions described below.

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

•
$200,000, which was deposited with Wells Fargo Bank, National Association and held in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the date of the Closing (which amount was released to the Company in March 2015); and

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

REVENUES

As a result of the Asset Sale completion on February 28, 2014, the Company no longer generates revenues.

COSTS AND OPERATING EXPENSES

Costs and operating expenses consist of cost of revenues, research and development expenses, selling expenses, marketing expenses, general and administrative expenses and profit from sale of operations, net as described below.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2014

REVENUES. Revenues, in the first quarter of 2014, consisted of gross sales of products less discounts. Our revenues, mostly derived by the sales of taggants and readers, decreased by $244, or 100%, to no revenues in the three months ended March 31, 2015 from $244 in the three months ended March 31, 2014. This decrease in revenues is a result of the Asset Sale. Since the closing on February 28, 2014, the Company no longer has revenue-producing operations.

COST OF REVENUES. Cost of revenues, in the first quarter of 2014, consisted of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $82, or 100%, to no cost of revenues in the three months ended March 31, 2015 from $82 in the three months ended March 31, 2014. The decrease in cost of revenues was due to the fact that the Company no longer has revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, in the first quarter of 2014, consisted primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $35, or 100% to no Research and development expenses in the three months ended March 31, 2015 from $35 in the three months ended March 31, 2014. This decrease in research and development expenses was due to the cessation of our operations. We did not capitalize research and development expenses in 2014, as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses, in the first quarter of 2014, consisted primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $43, or 100%, to no selling and marketing expenses in the three months ended March 31, 2015, from $43 in the three months ended March 31, 2014. This decrease in selling and marketing expenses was due to the cessation of our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $88, or 72%, to $34 in the three months ended March 31, 2015, from $122 in the three months ended March 31, 2014. This decrease in general and administrative expenses was primarily related to decreases in lower payroll and professional expenses. We have taken steps to reduce as much of our general and administrative expenses as possible.

FINANCIAL EXPENSES (INCOME), NET. Financial expenses, net, decreased by $30, or 103%, from financial expense net of $29 in the three months ended March 31, 2014 to financial income, net of $1 in the three months ended March 31, 2015. This decrease in financial expense, net was primarily related to a zero expense related to a decrease in the value of warrants as compared to a $24 expense in the prior period.

NET PROFIT (LOSS). We incurred a net loss of $33 in the three months ended March 31, 2015, compared with a net profit of $673 in the three months ended March 31, 2014, which represents a decrease of $706 in net profit. This decrease in net profit was related to the income of $740 from the Asset Sale, and the decrease in our operational expenses, which was due to ceasing revenue-producing operations.

LIQUIDITY AND CAPITAL RESOURCES. We have incurred substantial losses since our inception in April 1997. As of March 31, 2015, we had an accumulated deficit of $17,590 and a positive working capital (current assets less current liabilities) of $787. Losses will probably continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of March 31, 2015.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves. Due to the Asset Sale, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company is experiencing difficulties accessing the equity and debt markets and raising such capital or entering into business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

As of March 31, 2015, we had cash and cash equivalents of $769, compared to $1,201 as of March 31, 2014. We had negative cash flow from operating activities of $49 in the quarter ended March 31, 2015, compared to a positive cash flow of $1,067 in the quarter ended March 31, 2014. The negative cash flow from operating activities in the quarter ended March 31, 2015 is attributable mainly to the net loss of $33, a decrease of $4 in accounts receivable and prepaid expenses, a decrease of $5 in trade payables, a decrease in accrued expenses and other payables of $6 and a $9 change in warrants to issue shares.

We had positive cash flows from investing activities of $205 in the quarter ended March 31, 2015, compared to negative cash flow from investing activities of $200 for the quarter ended March 31, 2014. The positive cash flows from investing activities in the quarter ended March 31, 2015 are primarily attributable to the release of restricted cash balances (related to the escrow agreement described above). We did not have any cash flows from financing activities in either the quarter ended March 31, 2015 or 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2015, the Company has no contractual commitments.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of the Chairman, who performs the duties of our principal executive officer, and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2015.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: May 14, 2015	By: /s/ Gadi Peleg
Gadi Peleg
Chairman of the Board
(Principal Executive Officer)

Dated:May 14, 2015	By: /s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)