Form 10-Q
period 2015-09-30
NEW YORK GLOBAL INNOVATIONS INC.
filed 2015-11-04
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

☐ Yes     ☒ No

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

Yes ☒     No ☐

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of  November 3, 2015.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	SEP. 30, 2015	DEC. 31, 2014
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$655	$613
Restricted cash	-	205
Short-term deposit	30	30
Other accounts receivable and prepaid expenses	40	48

TOTAL CURRENT ASSETS	725	896

TOTAL ASSETS	$725	$896

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$-	$5
Accrued expenses and other payables	51	61

TOTAL CURRENT LIABILITIES	51	66

Warrants to issue shares	7	40

TOTAL LIABILITIES	58	106

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of September 30, 2015 and as of December 31, 2014	-	-
Common stock of $0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of September 30, 2015 and as of December 31, 2014	432	432
Additional paid-in capital	17,796	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,679)	(17,556)

TOTAL STOCKHOLDERS’ EQUITY	667	790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725	$896

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
	UNAUDITED		UNAUDITED
Revenues	$-	$-	$-	$244
Cost of revenues	-	-	-	82

Gross profit	-	-	-	162

Income from sale of operations, net	-	-	-	740

Operating expenses:
Research and development	-		-	48
Selling and marketing	-	-	-	43
General and administrative	30	54	142	269

Total operating expenses	30	54	142	360

Operating income (loss)	(30)	(54)	(142)	542

Financial income (expenses), net	(8)	(4)	(14)	(18)
Financial income (expenses) related to warrants	20	-	33	(24)
Total financial income (expenses), net	12	(4)	19	(42)

Other loss	-	-	-	(12)

Net profit (loss)	$(18)	$(58)	$(123)	$488

Net profit (loss) per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED ON SEPTEMBER 30,
	2015	2014
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(123)	$488
Adjustments required to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Loss on disposal of property	-	12
Depreciation and amortization	-	6
Decrease in trade receivables	-	28
Decrease (increase) in other accounts receivable and prepaid expenses	8	(37)
Decrease in inventories	-	229
Decrease in trade payables	(5)	(144)
Decrease in employees and payroll accruals	-	(50)
Changes in warrants to issue shares	(33)	24
Share based compensation	-	(1)
Decrease in accrued expenses and other payables	(10)	(17)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(163)	538

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash balances	-	(200)
Release of restricted cash balances	205	16
Proceeds from sales of property	-	9
Investment in short-term deposit	-	(16)

NET CASH (USED IN) INVESTING ACTIVITIES	205	(191)

Increase in cash and cash equivalents	42	347
Cash and cash equivalents at the beginning of the year	613	334

Cash and cash equivalents at the end of the period	$655	$681

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by New York Global Innovations Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2014 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2015, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

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

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements.” Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will,” the negative of such terms, and words and phrases of similar import. For examples when we discuss possible strategic alternatives, we are using forward-looking statements.  Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in our forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2014

REVENUES. Since the closing of the Asset Sale on February 28, 2014, the Company no longer has revenue-producing operations.

COST OF REVENUES. Cost of revenues in the three months ended September 30, 2015 and September 30, 2014 were zero. There was no cost of revenues because the Company no longer has revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the three months ended September 30, 2015 and September 30, 2014 were zero due to the cessation of our operations.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were zero in the three months ended September 30, 2015 and September 30, 2014 due to the cessation of our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $24, or 44%, to $30 in the three months ended September 30, 2015, from $54 in the three months ended September 30, 2014. This decrease in general and administrative expenses was primarily related to decreases in payroll and professional expenses. We have taken steps to reduce as much of our general and administrative expenses as possible.

FINANCIAL EXPENSES (INCOME), NET. Financial income, net, increased by $16, or 400%, from financial expense net of $4 in the three months ended September 30, 2014 to financial income, net of $12 in the three months ended September 30, 2015. This change in financial income, net was primarily related to $20 of income related to a  change in the value of warrants as compared to no expense in the prior period, and financial expenses of $8 as compared to $4 in the prior period.

NET LOSS. We incurred a net loss of $18 in the three months ended September 30, 2015, compared with a net loss of $58 in the three months ended September 30, 2014, which represents a decrease of $40 in net loss. This decrease in net loss was primarily related to the decrease in our operational expenses, due to the cessation of our operations.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2014

REVENUES. Our revenues, historically mostly derived by the sales of taggants and readers, decreased by $244, or 100%, to zero revenues in the nine months ended September 30, 2015 from $244 in the nine months ended September 30, 2014. This decrease in revenues is a result of the Asset Sale. Since the closing of the Asset Sale on February 28, 2014, the Company no longer has revenue-producing operations.

COST OF REVENUES. Cost of revenues in the first quarter of 2014, consisted of materials, including taggants and electronic and optical parts, sub-contractors, sub-contractors, travel and compensation costs. Cost of revenues decreased by $82, or 100%, to zero cost of revenues in the nine months ended September 30, 2015 from $82 in the nine months ended September 30, 2014. The decrease in cost of revenues was due to the fact that the Company no longer has revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased by $48, or 100%, to zero research and development expenses in the nine months ended September 30, 2015 from $48 in the nine months ended September 30, 2014. This decrease in research and development expenses was due to the cessation of our operations. We did not capitalize research and development expenses in 2014, as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased by $43, or 100%, to zero selling or marketing expenses in the nine months ended September 30, 2015, from $43 in the nine months ended September 30, 2014. This decrease in selling and marketing expenses was due to the cessation of our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $127, or 47%, to $142 in the nine months ended September 30, 2015, from $269 in the nine months ended September 30, 2014. This decrease in general and administrative expenses was primarily related to the decrease in office expenses and payroll expenses. We have taken steps to reduce as much of our general and administrative expenses as possible.

FINANCIAL INCOME (EXPENSES), NET. Financial income, net, increased by $61, or 145%, to financial income, net of $19 in the nine months ended September 30, 2015 from financial expense, net of $42 in the nine months ended September 30, 2014. This change in financial expenses, net was primarily related to income of $33 related to a change in the value of warrants as compared to an expense of $24 in the prior period, and financial expenses, net of $14 as compared to $18 in the prior period.

NET PROFIT (LOSS). We incurred a net loss of $123 in the nine months ended September 30, 2015, compared with a net profit of $488 in the nine months ended September 30, 2014, which represents a decrease of $611. This decrease was primarily related to income of $740 from the Asset Sale in 2014, which was offset by the decrease in our operational expenses in 2015, due to ceasing revenue-producing operations.

        LIQUIDITY AND CAPITAL RESOURCES. We have incurred substantial losses since our inception in April 1997. As of September 30, 2015, we had an accumulated deficit of $17,679 and a positive working capital (current assets less current liabilities) of $674. Losses will probably continue in the foreseeable future.

We do not have any material commitments for capital expenditures as of September 30, 2015.

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

As of September 30, 2015, we had cash and cash equivalents of $655, compared to $681 as of September 30, 2014. We had negative cash flows from operating activities of $ in the nine months ended September 30, 2015, compared to a positive cash flow of $538 in the nine months ended September 30, 2014. The negative cash flows from operating activities in the nine months ended September 30, 2015 is attributable mainly to the net loss of $123, in addition to a $33 change in the valuation of warrants to issue shares.

We had positive cash flows from investing activities of $205 in the nine months ended September 30, 2015, compared to negative cash flow from investing activities of $191 for the nine months ended September 30, 2014. The positive cash flows from investing activities in the nine months ended September 30, 2015 were primarily attributable to the release of restricted cash balances (related to the escrow agreement described above). We did not have any cash flows from financing activities in either the nine months ended September 30, 2015 or September 30, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of September 30, 2015, the Company has no contractual commitments.

ITEM 4.     CONTROLS AND PROCEDURES

Under the direction of the Chairman, who performs the duties of our principal executive officer, and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2015.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: November 3, 2015	By: /s/ Gadi Peleg
Gadi Peleg
Chairman of the Board
(Principal Executive Officer)

Dated: November 3, 2015	By: /s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)