Form 10-K
period 2015-12-31
NEW YORK GLOBAL INNOVATIONS INC.
filed 2016-03-10
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $439,991.61

As of March 8, 2016, the Registrant had outstanding 43,173,592 shares of Common Stock, par value $0.01 per share.

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

We conducted most of our research and development activities through our subsidiary, InkSure Ltd. Our research and development expenses for the year ended December 31, 2015 were $0, compared with $48,000 for the year ended December 31, 2014.

As described above, we sold all of the assets associated with these products to Spectra and do not currently have any business operations.

We have sustained significant losses in recent periods, which has resulted in a significant reduction in our cash reserves. As a result of the Asset Sale, the Company no longer has revenue producing operations. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or the completing of a business transaction. The Company has and will experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all find a suitable business transaction. If additional funds are raised through the issuance of equity securities or a business transaction is concluded, the Company’s existing stockholders will experience significant further dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

As of December 31, 2015, the Company has no employees.

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

SINCE INCEPTION, WE HAVE HAD NEGATIVE CASH FLOWS.

We have incurred substantial negative cash flows since our inception. However, due to the release of restricted cash in 2015, our cash and cash equivalents increased by $15,000 to $628,000, from $613,000 in 2014. To the extent that we may have negative cash flows in the future, we will continue to require additional capital to fund our operations. There can be no assurance that we will achieve positive cash flow from our operations or that we can secure additional capital.

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

ICTS International, N.V. and its affiliates, or ICTS, beneficially own 9,915,555 shares of our common stock, representing, as of December 31, 2015, approximately 22.97% of our outstanding common stock. Such ownership interest provides ICTS and its affiliates with substantial influence over the outcome of all matters submitted to our stockholders, including the election of directors and the adoption of a merger agreement, and such influence could make us a less attractive acquisition or investment target. To date ICTS has not exercised any such influence in a way that would materially or adversely affect the Company.

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

THE TRADING OF OUR COMMON STOCK IS ILLIQUID AND VOLATILE WHICH MAY PREVENT STOCKHOLDERS FROM SELLING THEIR STOCKS AT THE TIME OR PRICE THEY DESIRE.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board, or OTCBB, under the symbol “INKS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. For example, during the twelve months prior to December 31, 2015, our common stock traded at prices ranging from $0.01 to $0.02. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

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

ALTHOUGH OUR PRINCIPAL EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER EVALUATED OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONSIDERED IT EFFECTIVE AS OF DECEMBER 31, 2015, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATIONS OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2015 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

THE COMPANY’S STOCKHOLDERS WILL NOT RECEIVE ANY OF THE PROCEEDS OF THE ASSET SALE.

The cash purchase price paid at the Closing and any contingent payments were paid directly to the Company. None of the net proceeds of the purchase price will be received by the Company’s stockholders unless the Board of Directors ultimately proposes a distribution to the stockholders.

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

BECAUSE WE HAVE NOMINAL ASSETS, WE ARE CONSIDERED A “SHELL COMPANY” AND WILL BE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS.

The SEC adopted Rule 405 under the Securities Act of 1933, as amended, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which defines a shell company as a company that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules applicable to shell companies prohibit them from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rules regarding Form 8-K require shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, Rule 144 under the Securities Act makes resales of restricted securities by shareholders of a shell company more difficult. See discussion under heading “Rule 144” below.

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

We do not currently own or lease any properties.

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

	HIGH	LOW
FISCAL YEAR 2014
1st Quarter	$0.03	$0.02
2nd Quarter	$0.05	$0.03
3rd Quarter	$0.04	$0.02
4th Quarter	$0.03	$0.01

FISCAL YEAR 2015
1st Quarter	$0.02	$0.01
2nd Quarter	$0.02	$0.01
3rd Quarter	$0.01	$0.01
4th Quarter	$0.01	$0.01

As of March 8, 2016, there were 70 holders of record of our common stock.

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

Rule 144

Pursuant to Rule 144 under the Securities Act, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell its securities issued while we are a shell in reliance on Rule 144. This Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act, and will not cause these restricted shares to become available for public resale. At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act and Rule 12b-2 under the Exchange Act.  Holders of our securities issued before we became a “shell company” may sell those securities under Rule 144, subject to certain conditions.

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

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2015. The utilization of these benefits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

INVENTORIES. Inventories were stated at the lower of cost or market. Cost was determined on a “first in, first out” basis. We regularly reviewed inventory values and quantities on hand and wrote down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In making the determination, we considered future sales of related products and the quantity of inventory at the balance sheet date, assessed against each inventory item’s past usage rates and future expected usage rates. As a result of the Asset Sale, we no longer have inventories.

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

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

	YEAR ENDED DECEMBER 31,
	2015	2014

Revenues	-	100%
Cost of revenues	-	16
Gross profit	-	84
Profit from sale of operations, net	-	309
Operating expenses:
Research and development	-	20
Selling and marketing	-	18
General and administrative	-	189
Total operating expenses	-	227
Operating Profit (Loss)	-	166
Financial expenses, net	-	12
Financial income related to convertible notes and warrants, net	-	-
Total financial income (expenses), net	-	12
Other expenses	-	5
Net Profit (Loss)	-	149

YEAR ENDED DECEMBER 31, 2015 COMPARED WITH YEAR ENDED DECEMBER 31, 2014 (dollars in thousands)

REVENUES. Revenues consisted of gross sales of products less discounts. Our revenues, mostly by the sales of taggants and readers, decreased by $244, or by 100%, to $0 in the fiscal year ended 2015, from $244 in the fiscal year ended 2014.  This decrease in revenues is a result of the Asset Sale. Since the closing on February 28, 2014, the Company no longer has revenue-producing operations.

COST OF REVENUES. Cost of revenues consisted of materials, including taggants and electronic and optical parts, sub-contractors, travel and compensation costs. Cost of revenues decreased by $40, or 100%, to $0 in 2015, from $40 in 2014. Cost of revenues as a percentage of revenues was 0% in 2015, compared with 16% in 2014. The decrease in cost of revenues was due to the fact that the Company no longer has revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET. Profit from sale of operations, net consist primarily of profit from the asset sale.  We did not incur a profit from the sale of operations in 2015, compared with net profit of $754 in 2014.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of compensation costs attributable to employees engaged in ongoing research and development activities, development-related raw materials and fees of sub-contractors. Research and development expenses decreased by $48, or 100%, to $0 in 2015 from $48 in 2014. This decrease in research and development expenses was due to the cessation of our operations following the Closing.  We did not capitalize research and development expenses in 2015 and 2014, as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consisted primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, advertising, trade shows and exhibitions, sales support, travel, commissions and related expenses. Selling and marketing expenses decreased by $43, or 100%, to $0 in 2015, from $43 in 2014. This decrease in selling and marketing expenses was due to the cessation of our operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $299, or 65%, to $164 in 2015, from $463 in 2014. This decrease in general and administrative expenses was primarily related to decreases in the following items as a result of the Asset Sale: lower payroll and professional expenses. We have taken steps to reduce as much of our general and administrative expenses as possible.

FINANCIAL INCOME, NET. Financial income, net increased by $55 to $25 in 2015, from financial expense, net of $30 in 2014. This increase in financial income, net was primarily related to an increase of $35 in financial income related to a decrease in the value of warrants and by a decrease of $20 in exchange rate changes and bank commissions.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets.  We incurred no capital losses in 2015 as compared with a capital loss of $12 in 2014.

NET PROFIT (LOSS). We incurred a net loss of $139 in 2015, compared with a net profit of $362 in 2014, which represents a decrease of $501 in net profit. The 2015 net loss was due to the cessation of our operations following the Closing.  The 2014 net profit was related to the income from the Asset Sale, and the related decrease in our operational expenses, which was mainly due to lower salary expenses.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

We have incurred substantial losses since our inception in April 1997. As of December 31, 2015, we had an accumulated deficit of $17,695 and a positive working capital (current assets less current liabilities) of $651. Losses will probably continue in the foreseeable future.

We had no capital expenditures in 2015 or 2014. We do not have any material commitments for capital expenditures as of December 31, 2015.

We have sustained significant losses in recent periods, which has resulted in a significant reduction in our cash reserves. However, as a result of the Asset Sale, as reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2014 resulted in a net profit of $362 and positive cash flows from operating activities of $465. Nevertheless, due to the Asset Sale, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

As of December 31, 2015, we had cash and cash equivalents of $628, compared to $613 as of December 31, 2014. We had negative cash flow from operating activities of $190 in the year ended December 31, 2015, compared to a positive cash flow of $465 in the year ended December 31, 2014. The negative cash flow from operating activities in the year ended December 31, 2015 is attributable mainly to the net loss of $139, a decrease of $11 in accrued expenses, a decrease of $35 in warrants to issue shares and a decrease in employees and payroll accruals of $5.

We had positive cash flow from investing activities of $205 in 2015, compared to negative cash flow from investing activities of $186 in 2014. The positive cash flow from investing activities in 2015 was  due to a change in restricted cash of $205.

We did not have any financing activities in 2014 or 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS (dollars in thousands)

As of December 31, 2015, the Company had no contractual commitments.

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

Under the direction of the Chairman, who performs the duties of our principal executive officer, and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2015.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

The Chairman of the Board, who performs the duties of our principal executive officer, and our Chief Financial Officer, have conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL-INTEGRATED FRAMEWORK (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 8, 2016.

NAME	AGE	POSITION

EXECUTIVE OFFICERS
Gadi Peleg	41	Principal Executive Officer and Chairman of the Board
Chanan Morris	50	Chief Financial Officer
NON-EMPLOYEE DIRECTOR
Roberto Alonso Arias Jimenez	49	Director

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

ROBERTO ALONSO ARIAS JIMENEZ joined us as a director in March 2014. Since April 2006, Mr. Jimenez has served as President of Consultora Integra, a private advisory firm. Prior to this Mr. Jimenez was a managing director and partner at Wall Street Securities, S.A., a Panamanian investment banking boutique later acquired by Banco General. Mr. Jimenez also serves on the Board of Directors of important Panamanian companies including Latinex Holdings, Inc., Central Latinoamericana de Valores, S.A. (Latinclear) and Compañía Azucarera La Estrella, S.A. and affiliates. Mr. Jimenez received his B.A. with a dual major in Economics and Financial Management from the Catholic University of America in Washington D.C. in May 1997, and an M.B.A. from George Washington University in December 1999. Mr. Jimenez’s significant business, financial and management experience makes him suitable to serve as a director of the Company.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

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

CORPORATE GOVERNANCE

AUDIT COMMITTEE. In 2014 the Audit Committee was disbanded.  Currently, the Board of Directors recommends to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits.  We do not currently have any audit committee financial expert on our Board of Directors.

COMPENSATION COMMITTEE. In 2014, the Compensation Committee was disbanded.  The Board of Directors has not established a compensation committee primarily because the current composition and size of the Board of Directors permits candid and open discussion regarding compensation of the Company’s executive officers and administration of plans of the Company under which Company securities may be acquired by directors, executive officers, employees and consultants.

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

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level. We refer to these two individuals as our named executive officers. No executive officer or former executive officer had total compensation greater than $100,000 in 2015.

Summary Compensation Table
(dollars in thousands)

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	STOCK AWARDS ($)	OPTION AWARDS ($)	NON EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)		TOTAL ($)

Tal Gilat
Former President And Chief Executive Officer (2)	2015	--	–	–	–	–		–
	2014	83	–	–	–	43	(1)	126

Gadi Peleg
Chairman And Principal Executive Officer	2015	-	–	--	–	-		-
	2014	-	–	--	–	-		-

(1)	As a result of the Closing, the Company’s former President and Chief Executive Officer, Mr. Tal Gilat, received 5% of the net proceeds of the net consideration received by the Company.

(2)	Mr. Gilat ceased to be the Company’s President and Chief Executive Officer on January 8, 2015.

We did not pay or accrue any compensation to our named executive officers in 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our named executive officers do not have any currently outstanding equity awards.

During 2014 and 2015, we did not grant any new stock options to our employees or directors.

DIRECTOR COMPENSATION

The Company’s directors do not presently receive any compensation for their services rendered to the Company, and no remuneration was paid for or on account of services rendered by a director in such capacity in 2015. $50,000 has been accrued for previous services performed by the Board of Directors.

At fiscal year end: (1) Mr. Peleg does not have any stock or option awards, and (2) Mr. Jimenez does not have any stock or option awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 8, 2016 concerning the beneficial ownership of the Company’s voting securities of (i) each current member of the Board of Directors, (ii) the executive officers included in the Summary Compensation Table above, (iii) all of our directors and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities relying solely upon the amounts and percentages disclosed in their public filings.

As of March 8, 2016, we had 43,173,592  shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED(1)	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS**
Gadi Peleg	3,477,778	8.06%
Tal Gilat	0	0.00%
Roberto Alonso Arias Jimenez	0	0.00%

TOTAL	3,477,778	8.06%

5% STOCKHOLDERS

ICTS International N.V. and affiliates (2)	9,915,555	22.97%
James E. Lineberger and affiliates (3)	2,779,886	6.44%

**	Except as otherwise indicated, the address of each beneficial owner is c/o New York Global Innovations Inc., 18 East 16 Street, New York, NY 10003.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 8, 2016.  Except as indicated by footnote, to our knowledge, all persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned

(2)
Includes 544,118 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 3,075,676 shares of common stock beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, N.V.; and 6,295,761 shares of common stock owned by ICTS International N.V. ICTS-USA, Inc.’s, ICTS Information Systems, B.V.’s and ICTS International N.V.’s address is, Walaardt, Screstraat 425-2, 1117 BM Schiphol Oost, Netherlands. This information is based solely on information provided by the Company’s Transfer Agent, Pacific Stock Transfer Company as of March 31, 2015.

(3)
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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2015. Our stockholder approved equity compensation plan consists of: (i) the Company’s 2002 Employee, Director and Consultant Option Plan, or the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plans approved by security holders	-	$-	2,153,433
Equity compensation plans not approved by security holders	-	$-	0
Total of all directors and current executive officers (3 persons)	-		2,153,433

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

We had no related persons transactions in 2015.  In 2014, as a result of the Asset Sale, the Company’s former President and Chief Executive Officer, Tal Gilat, received $43, equal to 5% of the net proceeds of the net consideration received by the Company.

DIRECTOR INDEPENDENCE

As our common stock is currently traded on the OTCBB, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. Nonetheless, of the two directors currently serving on the Board of Directors, we believe that Roberto Alonso Arias Jimenez is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAC, for the audit of our annual financial statements for the years ended December 31, 2015 and December 31, 2014 and fees billed for other services rendered by BAC during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014

Audit fees (1)	$28	$28
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$28	$28

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

4.1	Form of Series A, Series B-1 and Series B-2 Warrant (previously filed as Exhibit 4.3 to our Current Report on Form 8-K filed on April 9, 2008).

4.2	First Amendment to Series A Warrant (previously filed as Exhibit 4.1 to our Current Report filed on Form 8-K filed on January 21, 2010).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4*	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).

10.5*	Consulting Agreement between the Company and Gilat Technologies dated as of July 1, 2014. **

21.1	Subsidiaries of the Company (previously filed as Exhibit 21.1 to our Annual Report on Form 10-KSB filed on March 31, 2003).

31.1	Rule 13-14(a) Certification of Principal Executive Officer. **

31.2	Rule 13-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certifications of Principal Executive and Chief Financial Officers.**

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS OF
 NEW YORK GLOBAL INNOVATIONS INC.

We have audited the accompanying balance sheets of New York Global Innovations Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 the company has no business operations and therefore there is substantial doubt about the company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel
March 8, 2016

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)
	DEC 31,	DEC 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$628	$613
Restricted cash (Note 1(B))	-	205
Short-term deposit	30	30
Other accounts receivable and prepaid expenses (Note 3)	48	48

TOTAL CURRENT ASSETS	706	896

TOTAL ASSETS	$706	$896

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$-	$5
Accrued expenses and other payables	50	61

TOTAL CURRENT LIABILITIES	50	66

Warrants to issue shares	5	40

TOTAL LIABILITIES	55	106

STOCKHOLDERS’ EQUITY:
Capital Stock (Note 6):
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding as of December 31, 2015 and 2014: 0 shares	–	–
Common stock of $0.01 par value - Authorized: 75,000,000 shares; Issued and outstanding as of December 31, 2015 and 2014: 43,173,592 shares	432	432
Additional paid-in capital	17,796	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,695)	(17,556)

TOTAL STOCKHOLDERS’ EQUITY	651	790

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$706	$896

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED DECEMBER 31,
	2015	2014

Revenues (Note 9)	$-	$244
Cost of revenues	-	40

Gross profit	-	204
Profit from sale of operations, net	-	754
Operating expenses:
Research and development	-	48
Selling and marketing	-	43
General and administrative	164	463
Total operating expenses	164	554

Operating Profit (Loss)	(164)	404

Financial expenses	(10)	(30)
Financial income related to convertible notes and warrants	35	-
Total financial income (expenses), net (Note 8)	25	(30)

Other income (expense)	-	(12)

Net profit (loss)	$(139)	$362

Net profit (loss) per share:
Basic and diluted	$-	$0.01

Weighted average number of common stock used in computing basic and diluted net loss per share	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS’ EQUITY
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

	SHARE CAPITAL	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY

BALANCE AS OF JANUARY 1, 2014	$432	$17,796	$118	$(17,918)	$428
Net Profit	–	–	–	362	362
BALANCE AS OF DECEMBER 31, 2014	$432	$17,796	$118	$(17,556)	$790
Net Loss	–	–	–	(139)	(139)
BALANCE AS OF DECEMBER 31, 2015	$432	$17,796	$118	$(17,695)	$651

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. DOLLARS IN THOUSANDS

	YEAR ENDED DECEMBER 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)	$(139)	$362
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of property	-	13
Depreciation and amortization	-	4
Decrease in trade receivables	-	45
Increase in other accounts receivable and prepaid expenses	-	(19)
Decrease in inventories	-	229
Decrease in trade payables	(5)	(140)
Decrease in employees and payroll accruals	-	(59)
Changes in warrants to issue shares	(35)	2
Increase (decrease) in accrued expenses and other payables	(11)	28

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(190)	465

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	12
Increase in short-term bank deposits	-	(14)
Realization of (increase) decrease in restricted cash balances	205	(184)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	205	(186)

Increase in cash and cash equivalents	15	279
Cash and cash equivalents at the beginning of the year	613	334

Cash and cash equivalents at the end of the year	$628	$613

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - GENERAL

A.
New York Global Innovations Inc. (formerly known as InkSure Technologies Inc.), and its subsidiaries, together, or the Company, was incorporated under the laws of the State of Nevada, U.S., on April 22, 1997. On July 8, 2003, the Company effected a reincorporation from Nevada to Delaware through a merger with and into its wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated on June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereupon renamed itself InkSure Technologies Inc. In 2014,  following the Asset Sale described below, the Company changed its name to New York Global Innovations Inc.

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

B.
In February 2014, the Company, with its subsidiaries InkSure Inc. and InkSure Ltd., entered into an asset purchase agreement, or APA, with Spectra Systems Inc., or Spectra, subject to specified terms and conditions, including approval of the Asset Sale by its stockholders at the Annual Meeting the Company held on February 11, 2014 at which Meeting the Company’s stockholders approved, among other items, the Asset Sale and the transactions contemplated by the Agreement, as amended. In exchange, on February 28, 2014, the closing date of the Asset Sale, or the Closing, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the Closing, plus an amount equal to 50% of all pre-closing accounts receivable collected after the Closing, totaling $134.  In addition, in March 2015, the Company received an additional $200 which was previously held by Wells Fargo Bank, National Association (the “Escrow Agent”) in accordance with the terms of the escrow agreement (the “Escrow Agreement”) to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the Closing. As a result of the closing of the sale of our assets, the Company’s former President and Chief Executive Officer, Tal Gilat, received $43 (5%) of the net proceeds of the net consideration received by the Company.

Following the Asset Sale, the Company’s Board of Directors is exploring strategic alternatives to deploy the proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained.

The Company sustained significant losses in recent periods, which has resulted in a significant reduction in its cash reserves. As a result of the Asset Sale, as reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2014 resulted in a net profit of $362,000 and positive cash flows from operation activities of $465,000. As a result of the Asset Sale completion on February 28, 2014, the Company no longer has revenue-producing operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company experiences difficulties accessing the equity and debt markets and raising such capital or entering into a business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or enter into a business transaction. If additional funds are raised through the issuance of equity securities or by entering into a business transaction, the Company’s existing stockholders will experience significant dilution. As a result of the foregoing factors, there is substantial doubt about the Company’s ability to continue as a going concern. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives, including the reduction of employee headcount and overhead costs.

All the figures are presented in U.S. Dollars in thousands (except for share and per share data, or where otherwise stated).

The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

F.	WARRANTY:

The Company provided a warranty for its products. The term of the warranty was 12 months for hardware products and up to 18 months for TagSure products.

As of the balance sheet date, the Company did not receive any warranty claims and does not expect to receive any material warranty claims in the future. Therefore, the Company did not record a liability in respect of the warranty.

G.	RESEARCH AND DEVELOPMENT COSTS:

Research and development costs were charged to the statement of operations, as incurred.

H.	BASIC AND DILUTED NET PROFIT (LOSS) PER SHARE:

Basic and diluted net profit (loss) per share is presented in accordance with ASC Topic 260 “Earnings Per Share” for all periods presented. Basic and diluted net profit (loss) per share of common stock was determined by dividing net profit (loss) attributable to common stock holders by weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock for fiscal year 2014 and 2015 presented as the effect of the Company’s potential additional shares of common stock were anti-dilutive.

All outstanding stock and options and warrants have been excluded from the calculation of the diluted net loss per share of common stock because all such securities are anti-dilutive for fiscal year 2014 and 2015. The total number of shares related to the outstanding options, warrants excluded from the calculations of diluted net loss per share were 2,153,433 for the year ended December 31, 2015 and 5,003,433 for the year ended December 31, 2014.

I.	INCOME TAXES:

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

J.	CONCENTRATIONS OF CREDIT RISK:

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

The trade receivables of the Company were mainly derived from sales to customers located in the United States and Europe. The Company performed credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. In certain circumstances, the Company required letters of credit, other collateral or additional guarantees.

K.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reported in the balance sheet for cash and cash equivalents, trade receivables, and trade payables approximate their fair value due to the short-term maturities of such instruments.

L.	SHARE-BASED COMPENSATION:

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

Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under ASC Topic 718 which was an expense of $0 during 2015 and 2014, respectively.

The Company did not grant any new stock options in the years ended December 31, 2014 or 2015.

M.	FAIR VALUE MEASUREMENTS:

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

NOTE 3 - OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	AS OF DECEMBER 31,
	2015	2014

Government authorities	$-	$4
Prepaid expenses	48	44

	$48	$48

NOTE 4 - ACCRUED SEVERANCE PAY

Under Israeli law and labor agreements, the Company is required to make severance payments to its dismissed employees and employees leaving its employment in certain other circumstances. As of December 31, 2015 and 2014 the Company had no employees.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

R&D GRANTS:

During the year 2007 through year 2010, the Company received governmental research and development grants of approximately $1,905 from the Office of the Chief Scientist of Israel, or the OCS. Of this amount, a total of $1,800 was received in connection with the research and development of the Company’s RFID product, which the Company discontinued in November 2010. The remaining $105 was allocated to the Company’s ScanSure line of products. This royalties-bearing research and development grants partially covered the Company’s research and development RFID project expenses. Royalties would become due to OCS only if the RFID or the ScanSure research and development projects funded by the grant were successfully commercialized and resulted in sales revenues based on the know-how developed during the RFID or the ScanSure projects. The royalty rate is 3%-4% of sales revenue based on the RFID or the ScanSure research and development projects funded by the grant, and is capped at the grant amount actually received from the OCS plus interest (total theoretical debt of $2,130).

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

NOTE 6 - STOCK CAPITAL

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

As of December 31, 2015, an aggregate of 2,153,433 options and shares are still available for future grant under the Option Plan.

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

The following is a summary of the Company’s stock options granted among the various plans:

	YEAR ENDED DECEMBER 31,
	2015		2014
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
	AMOUNT OF OPTIONS	EXERCISE PRICE	AMOUNT OF OPTIONS	EXERCISE PRICE

Outstanding at beginning of year	1,590,000	$0.16	2,800,000	$0.16
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	1,590,000	$0.16	1,210,000	$0.21
Outstanding at end of year	-	$-	1,590,000	$0.16
Exercisable at end of year	-	$-	1,590,000	$0.16

The Company did not grant any new stock options in the year ended December 31, 2015.

C.	STOCK WARRANTS:

The Company has issued warrants, as follows:

ISSUANCE DATE	OUTSTANDING AS OF DECEMBER 31, 2015	EXERCISE PRICE	EXERCISABLE AS OF DECEMBER 31, 2014	EXERCISABLE THROUGH

January 2010 (1)	2,153,433	$0.15	2,153,433	April 2018

(1)
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
In February 2012, Noteholders exercised 29,567 warrants into 5,900 shares of common stock on a cashless basis.

NOTE 7 - TAXES ON INCOME

A.	The Company’s taxable income is subject to income tax at the regular corporate rate of 35%. The Company’s subsidiary in Israel is subject to income tax at the regular corporate rate of 26.5% in 2015.

B.
DEFERRED INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014

Net loss carry-forward	$3,517	$3,562
Other additions for tax purposes	46	(45)

Net deferred tax asset before valuation allowance	3,563	3,517
Valuation allowance	(3,563)	(3,517)

Net deferred tax asset	$–	$–

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

Net profit (loss) was incurred as following:

	YEAR ENDED DECEMBER 31,
	2015	2014

United States	$(109)	$210
Israel	(30)	152
	$(139)	$362

C.	TAX LOSS CARRY-FORWARDS:

Net operating loss carry-forwards as of December 31, 2015 are as follows:

Israel	$4,465
United States *	6,800

$11,265

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

NOTE 8 - FINANCIAL INCOME (EXPENSES), NET

	YEAR ENDED DECEMBER 31,
	2015	2014

Interest, bank charges and fees, net	(3)	(5)
Foreign currency translation differences	(7)	(23)
Non cash income (expenses) related to convertible notes, net	35	(2)
	$25	$(30)

NOTE 9 - MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

The Company managed its business on a basis of one reported operating segment. Total revenues are attributed to geographic areas based on the location of the end customers. This data is presented in accordance with ASC Topic 280 “Segment reporting”.

The following data presents total revenue for the year ended December 31, 2014, based on the customer’s location and long-lived assets as of February 28, 2014 and December 31, 2013:

	2014
	TOTAL REVENUES	LONG-LIVED ASSETS, NET

North America	$124	$–
Asia	50	–
Europe	71	–
Israel	-	-

	$244	$-

There were zero total revenues and zero long-lived assets, net for the year ended December 31, 2015.

Major customers’ data as a percentage of total revenues, is as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014

Customer A	0%	20%
Customer B	0%	29%

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

SIGNATURE	TITLE	DATE

/s/ Gadi Peleg	Chairman of the Board	March 8, 2016
By: Gadi Peleg

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gadi Peleg	Chairman of the Board	March 8, 2016
By: Gadi Peleg	(Principal Executive Officer)

/s/ Chanan Morris	Chief Financial Officer	March 8, 2016
By: Chanan Morris	(Principal Financial and Accounting Officer)
/s/ Roberto Alonso Arias Jimenez	Director	March 8, 2016
By: Roberto Alonso Arias Jimenez