Form 10-Q
period 2016-03-31
NEW YORK GLOBAL INNOVATIONS INC.
filed 2016-05-03
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☒ No ☐

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of May 2, 2016.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(U.S. DOLLARS IN THOUSANDS)

	MAR. 31, 2016	DEC. 31, 2015
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$577	$628
Short-term deposit	30	30
Other accounts receivable and prepaid expenses	57	48

TOTAL CURRENT ASSETS	664	706

TOTAL ASSETS	$664	$706

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$-	$-
Accrued expenses and other payables	50	50

TOTAL CURRENT LIABILITIES	50	50

Warrants to issue shares	3	5

TOTAL LIABILITIES	53	55

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of March 31, 2016 and as of December 31, 2015	-	-
Common stock of $0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of March 31, 2016 and as of December 31, 2015	432	432
Additional paid-in capital	17,796	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,735)	(17,695)

TOTAL STOCKHOLDERS’ EQUITY	611	651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664	$706

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
	UNAUDITED
Revenues	$-	$-
Cost of revenues		-

Gross profit	-	-

Income from sale of operations, net	-	-

Operating expenses:
Research and development	-	-
Selling and marketing	-	-
General and administrative	40	34

Total operating expenses	(40)	(34)

Operating loss	(40)	(34)

Financial income, net	2	1
Financial income (expenses) related to warrants	(2)	-
Total financial income (expenses), net	-	1

Net loss	$(40)	$(33)

Net loss per share:
Basic and diluted	$0.00	$0.00

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED ON MARCH 31,
	2016	2015
	UNAUDITED	UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40)	$(33)
Adjustments required to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable and prepaid expenses	(9)	4
Decrease in trade payables	-	(5)
Changes in warrants to issue shares	(2)	(9)
Decrease in accrued expenses and other payables	-	(6)

NET CASH USED IN OPERATING ACTIVITIES	(51)	(49)

CASH FLOWS FROM INVESTING ACTIVITIES:

Release of restricted cash balances	-	205

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	205

Increase (decrease) in cash and cash equivalents	(51)	156
Cash and cash equivalents at the beginning of the year	628	613

Cash and cash equivalents at the end of the period	$577	$769

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.

(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by New York Global Innovations Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2015 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2016, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

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

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements.” Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will,” the negative of such terms, and words and phrases of similar import. For example, when we discuss possible strategic alternatives, we are using forward-looking statements.  Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in our forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

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

THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2015

REVENUES. Since the closing of the Asset Sale on February 28, 2014, the Company no longer has revenue-producing operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses increased by $6, or 18%, to $40 in the three months ended March 31, 2016, from $34 in the three months ended March 31, 2015. This increase in general and administrative expenses was primarily related to increases in professional expenses.

FINANCIAL INCOME, NET. Financial income, net, decreased by $1, or 100%, from financial income, net of $1 in the three months ended March 31, 2015 to zero in the three months ended March 31, 2016. This change in financial income, net was primarily related to $2 of financial income related to the change in exchange rates and a $2 expense related to a decrease in the value of warrants.

NET LOSS. We incurred a net loss of $40 in the three months ended March 31, 2016, compared with a net loss of $33 in the three months ended March 31, 2015, which represents an increase of $7 in net loss. This increase in net loss was primarily related to the increase in our operational expenses due to the increase in professional expenses, an increase in financial income and an expense related to a decrease in the value of our warrants.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of March 31, 2016, the Company has no contractual commitments.

LIQUIDITY AND CAPITAL RESOURCES. We have incurred substantial losses since our inception in April 1997.  As of March 31, 2016, we had an accumulated deficit of $17,735 and a positive working capital (current assets less current liabilities) of $614.  Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of March 31, 2016.

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

As a result of the Asset Sale, the Company received $841 in cash, plus Spectra’s and the Company’s good faith estimate of the inventory value at the closing date, and $134, an amount equal to 50% of all pre-closing accounts receivable collected after the closing date. In addition, in March 2015, the Company received $200 previously held by Wells Fargo Bank, National Association in accordance with the terms of an escrow agreement to secure the Company’s obligations to pay Spectra any indemnification claims for a period of up to one year after the closing date.

Following the Asset Sale, the Company’s Board of Directors is exploring strategic alternatives to deploy proceeds of the Asset Sale, which may include future acquisitions, a merger with another company, or other actions to redeploy capital, including, without limitation, the sale of the public shell company into which the net proceeds may be retained.

As of March 31, 2016, we had cash and cash equivalents of $577, compared to $769 as of March 31, 2015.  We had negative cash flows from operating activities of $51 in the three months ended March 31, 2016 compared to positive cash flows of $156 in the three months ended March 31, 2015.  The negative cash flows from operating activities in the three months ended March 31, 2016 are attributable mainly to a net loss of $40, an increase in other accounts receivable, prepaid expenses of $9, and a change in warrants to issue shares of $2.

We did not have any cash flows from investing activities in the three months ended March 31, 2016, compared to positive cash flows from investing activities of $205 for the three months ended March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of the Chairman, who performs the duties of our principal executive officer, and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2016.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: May 2, 2016	By: /s/ Gadi Peleg
Gadi Peleg
Chairman of the Board
(Principal Executive Officer)

Dated: May 2, 2016	By: /s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)