Form 10-Q
period 2016-06-30
NEW YORK GLOBAL INNOVATIONS INC.
filed 2016-07-21
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☒  No ☐

The number of shares of Common Stock of the registrant outstanding was 43,173,592 as of July 21, 2016.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(U.S. DOLLARS IN THOUSANDS)

	JUN 30, 2016	DEC. 31, 2015
	UNAUDITED	AUDITED
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$595	$628
Short-term deposit	-	30
Other accounts receivable and prepaid expenses	49	48

TOTAL CURRENT ASSETS	644	706

TOTAL ASSETS	$644	$706

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses and other payables	$50	50

TOTAL CURRENT LIABILITIES	50	50

Warrants to issue shares	1	5

TOTAL LIABILITIES	51	55

STOCKHOLDERS’ EQUITY:
Capital Stock:
Preferred stock of $0.01 par value - Authorized: 10,000,000 shares; Issued and outstanding: 0 shares as of June 30, 2016 and as of December 31, 2015	-	-
Common stock of $0.01 par value - Authorized: 75,000,000; Issued and outstanding: 43,173,592 as of June 30, 2016 and as of December 31, 2015	432	432
Additional paid-in capital	17,796	17,796
Accumulated other comprehensive income	118	118
Accumulated deficit	(17,753)	(17,695)

TOTAL STOCKHOLDERS’ EQUITY	593	651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$644	$706

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
	UNAUDITED		UNAUDITED
Revenues	$-	$-	$-	$
Cost of revenues	-	-	-

Gross profit	-	-	-

Income from sale of operations, net	-	-	-

Operating expenses:
Research and development	-	-	-
Selling and marketing	-	-	-
General and administrative	23	78	63		112

Total operating expenses	23	78	63		112

Operating loss	(23)	(78)	(63)		(112)

Financial income (expenses), net	1	(7)	1		(6)
Financial income related to warrants	4	13	4		13
Total financial income, net	5	6	5		7

Other loss	-	-			-

Net loss	$(18)	$(72)	$(58)		$(105)

Net profit (loss) per share:
Basic and diluted	$0.00	$0.00	$0.00		$0.00

Weighted average number of shares of Common Stock used in computing basic and diluted net loss per share	43,173,592	43,173,592	43,173,592		43,173,592

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED ON JUNE 30,
	2016	2015
	UNAUDITED	UNAUDITED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58)	$(105)
Adjustments required to reconcile net loss to net cash used in operating activities:
Decrease (increase) in other accounts receivable and prepaid expenses	(1)	4
Decrease in employees and payroll accruals		(1)
Changes in warrants to issue shares	(4)	(13)
Increase in accrued expenses and other payables	-	3

NET CASH USED IN OPERATING ACTIVITIES	(63)	(112)

CASH FLOWS FROM INVESTING ACTIVITIES:

Release of restricted cash balances	-	205
Release of short term deposit	30	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	30	205

Increase (decrease) in cash and cash equivalents	(33)	93
Cash and cash equivalents at the beginning of the year	628	613

Cash and cash equivalents at the end of the period	$595	$706

The accompanying notes are an integral part of the consolidated financial statements.

NEW YORK GLOBAL INNOVATIONS INC.
(U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed unaudited interim consolidated financial statements have been prepared by New York Global Innovations Inc., or the Company, in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the interim periods indicated in conformity with US GAAP applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 2015 that are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2016, or our Annual Report. The results of operations presented are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

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

THREE MONTHS ENDED JUNE 30, 2016 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2015

REVENUES. Since the closing of the Asset Sale on February 28, 2014, the Company no longer has revenue-producing operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $55, or 71%, to $23 in the three months ended June 30, 2016, from $78 in the three months ended June 30, 2015. This decrease in general and administrative expenses was primarily related to decreases in payroll and professional expenses.

FINANCIAL INCOME, NET. Financial income, net decreased by $1, or 17%, from financial income, net of $6 in the three months ended June 30, 2015 to $5 in the three months ended June 30, 2016. This change in financial income, net was primarily related to financial income related to the change in exchange rates and income related to a change in the value of warrants.

NET LOSS. We incurred a net loss of $18 in the three months ended June 30, 2016, compared with a net loss of $72 in the three months ended June 30, 2015, which represents a decrease of $54 in net loss. This decrease in net loss was primarily related to the decrease in our operational expenses due to the decrease in payroll and professional expenses, a decrease in financial expenses and a decrease in income related to a change in the value of our warrants.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2015

REVENUES. Since the closing of the Asset Sale on February 28, 2014, the Company no longer has revenue-producing operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses decreased by $49, or 44%, to $63 in the six months ended June 30, 2016, from $112 in the six months ended June 30, 2015. This decrease in general and administrative expenses was primarily related to decreases in payroll and professional expenses.

FINANCIAL INCOME, NET. Financial income, net decreased by $2, or 29%, from financial income, net of $7 in the six months ended June 30, 2015 to $5 in the six months ended June 30, 2016. This change in financial income, net was primarily related to financial income related to the change in exchange rates and income related to a change in the value of warrants.

NET LOSS. We incurred a net loss of $58 in the six months ended June 30, 2016, compared with a net loss of $105 in the six months ended June 30, 2015, which represents a decrease of $47 in net loss. This decrease in net loss was primarily related to the decrease in our operational expenses due to the decrease in payroll and professional expenses, and income related to a change in the value of our warrants.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of June 30, 2016, the Company has no contractual commitments.

LIQUIDITY AND CAPITAL RESOURCES. We have incurred substantial losses since our inception in April 1997.  As of June 30, 2016, we had an accumulated deficit of $17,753 and a positive working capital (current assets less current liabilities) of $594.  Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of June 30, 2016.

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

As of June 30, 2016, we had cash and cash equivalents of $595, compared to $706 as of June 30, 2015.  We had negative cash flows from operating activities of $33 in the six months ended June 30, 2016 compared to positive cash flows of $93 in the six months ended June 30, 2015.  The negative cash flows from operating activities in the six months ended June 30, 2016 are attributable mainly to a net loss of $58, an increase in other accounts receivable and prepaid expenses of $1, and a change in the valuation of warrants to issue shares.

We had positive cash flows of $30 from investing activities in the six months ended June 30, 2016, compared to positive cash flows from investing activities of $205 for the six months ended June 30, 2015. The positive cash flows from investing activities in the six months ended June 30, 2016 were attributable mainly to the release of a $30 short term deposit.

We did not have any cash flows from financing activities in the six months ended June 30, 2016 or 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of the Chairman, who performs the duties of our principal executive officer, and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2016.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: July 21, 2016	By:	/s/ Gadi Peleg
Gadi Peleg
Chairman of the Board
(Principal Executive Officer)

Dated: July 21, 2016	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)