Form 10-Q
period 2016-09-30
NEW YORK GLOBAL INNOVATIONS INC.
filed 2016-11-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☒

The number of shares of Common Stock of the registrant outstanding was 69,589,684 as of November 14, 2016.

NEW YORK GLOBAL INNOVATIONS INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

New York Global Innovations Inc.

FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

U.S. DOLLARS IN THOUSANDS

New York Global Innovations Inc.
Consolidated Balance Sheet
(USD in thousands, except share data)

		As of September 30,
	Note	2016 (Unaudited)

ASSETS

Current assets
Cash and cash equivalents		$1,001
Other accounts receivable and prepaid expenses		46
Total current assets		1,047

TOTAL ASSETS		1,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		68
Total current liabilities		68

Commitments and Contingencies	3	-

Total Liabilities		68

Shareholders' equity
Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 3,015 shares as of September 30, 2016 Common stock, $0.01 par value - Authorized: 75,000,000; issued and outstanding: 69,589,684 as of September 30, 2016		2,887

Additional paid in capital	6	(1,745)
Receivables on account of shares	6	(127)
Accumulated deficit		(36)
Total shareholders' equity		979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,047

The accompanying notes are an integral part of the financial statements.

New York Global Innovations Inc.
Consolidated Statement of Operation
(USD in thousands, except share data)

	Three Months Ended September 30, 2016	For the period from April 19 (Inception), 2016 to September 30, 2016

Research and development expenses	$-	$-

General and administrative expenses	18	36

Operating loss	18	36

Net loss	18	36

Loss per share:
Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common stocks used in calculation of net loss per share(*):
Basic and diluted	242,055,959	227,637,261
(*) Share data includes preferred shares convertible to common shares based on an as-converted basis

The accompanying notes are an integral part of the financial statements.

New York Global Innovations Inc.
Consolidated Statements of changes of shareholder's equity (deficiency)
(USD in thousands, except share data)

	Share Capital (***)
	Number of shares	USD		Additional paid in capital	Receivables on account of shares	Accumulated deficit	Total shareholders' equity (deficiency)

Establishment of the company April 2016	197,299,893	(**	)	-	-	-	(*	)

Issuance of shares	11,913,475	(**	)	127	(127)		(*	)

Reverse acquisition transaction	43,172,631	(**) 2,524		(1,990)	-	-	534
Issuance of shares	36,341,407	363		118	-	-	481
Net loss	-	-		-	-	(36)	(36)

BALANCE AS OF SEPTEMBER 30, 2016	288,728,368	2,887		(1,745)	(127)	(36)	979

(*) Represents an amount lower than 1,000 USD

(**) Share data has been adjusted based on the equivalent number of shares received by the accounting acquirer as a result of the reverse merger

(***) Share data includes preferred shares convertible to common shares based on an as-converted basis

The accompanying notes are an integral part of the financial statements

New York Global Innovations Inc.
Consolidated Statements of Cash Flows
(USD in thousands)

	Three Months Ended September 30, 2016	For the period from April 19 (Inception), 2016 to September 30, 2016

Net cash used in operating activities
Net loss	$(18)	$(36)
Decrease in accrued expenses and other payables	(36)	(19)

Net cash used in operating activities	(55)	(55)

Cash flows from Financing Activities
Issuance of common stock	481	481
Acquisition of a subsidiary in connection with reverse acquisition (Note 1A)	575	575

Cash flows from Financing Activities	1,056	1,056

Increase (decrease) in cash and cash equivalents	1,001	1,001
Cash and cash equivalents at the beginning of the period	-	-

Cash and cash equivalents at the end of the period	$1,001	$1,001

Supplemental information for Cash Flow:

Assets (liabilities) acquired:	As of Aug 23 2016 (Reverse Merger Consummation Date)

Current assets and liabilities excluding cash and cash equivalents	$41
Reverse acquisition effect on equity	534

$575

The accompanying notes are an integral part of the financial statements

New York Global Innovations Inc.
Notes to Consolidated Statements of Cash Flows
(USD in thousands)

NOTE 1 -   GENERAL

A.
New York Global Innovations Inc. (the "Predecessor Company") was originally incorporated under the laws of the State of Nevada, on April 22, 1997. On July 8, 2003, the Predecessor Company effected a reincorporation from Nevada to Delaware through a merger with and into its wholly-owned subsidiary, Inksure Technologies (Delaware) Inc., which was incorporated on September 30, 2003. The surviving corporation in the merger was Inksure Technologies (Delaware) Inc., which thereupon renamed itself Inksure Technologies Inc. In 2014, following the sale of its assets to Spectra Systems Corporation, the Predecessor Company changed its name to New York Global Innovations Inc.

On August 23, 2016, the Predecessor Company consummated an agreement and plan of merger (the “Merger Agreement”) with Artemis Pharma Inc. (formerly, Artemis Therapeutics Inc.), a Delaware corporation (“Artemis”). Pursuant to the terms of the Merger Agreement, in exchange for the outstanding shares of Artemis, the Company issued to Artemis shareholders a total of 23,000,000 shares of the Predecessor Company's common stock and 2,562 series B convertible preferred stock (each share is convertible into 72,682 shares of the Company's common stock) (the “Merger”). Immediately following the consummation of the Merger Agreement, Artemis stockholders owned approximately 82% of the Company’s common stock, on a fully diluted basis. Following the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, ownership was reduced, after which Artemis stockholders owned approximately 73% of the Company’s common stock, on a fully diluted basis. (refer to note 6).

As a result of the Merger, Artemis became a wholly owned subsidiary of the Company.

New York Global Innovations Inc.
Notes to the financial statements
(USD in thousands)

NOTE 1 -   GENERAL(cont.)

The Merger between the Predecessor Company and Artemis was accounted for as a reverse merger and, as a result of the Merger, the Predecessor Company ceased to be a shell company. As the shareholders of Artemis received the largest ownership interest in the Predecessor Company, Artemis was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Predecessor Company were replaced with the historical financial statements of Artemis. Following the Merger, the Predecessor Company and its subsidiary, Artemis, are collectively referred to as the "Company".

B.	Establishment of Artemis (the "accounting acquirer"):

Artemis was incorporated in the State of Delaware on April 19, 2016. The Company is engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. The company's lead product candidate, Artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. Artemis expects to advance Artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus (HCMV), and other related clinical indications.

On May 31, 2016, Artemis entered into a license agreement with Hadasit Medical Research Services & Development Ltd. (“Hadasit”), and Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”), pursuant to which Artemis acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadasit and RDC relating to Artemisone. Artemis will rely primarily on the license agreement with respect to the development of Artemisone, its lead product candidate.

Artemis has not generated any revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through additional raises of capital. Such conditions raise substantial doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of presentation:

The financial statements have been prepared in conformity with accounting principles generally accepted in United Sates of America ("US GAAP").

B.	Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect reported amounts and disclosures made. Actual results could differ from those estimates.

New York Global Innovations Inc.
Notes to Consolidated Statements of Cash Flows
(USD in thousands)

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired.

D.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

E.	Financial statement in U.S. dollars:

The functional currency of the Company is the U.S. dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future.

Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of ASC 830-10, "Foreign Currency Translation".

All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

New York Global Innovations Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Basic and diluted net loss per share:

Basic loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 "Earnings per Share". Potentially dilutive shares of common stock were excluded from the diluted loss per share calculation because they were anti-dilutive.

The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented.  Preferred Shares are included in the weighted average number of shares as common stock on an as-converted basis.

G.	Research and development expenses, net:

Research and development expenses are charged to the statement of operations as incurred.

H.	Income tax:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This topic prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities. As such, deferred taxes are computed based on the tax rates anticipated (under applicable law as of the balance sheet date) to be in effect when the deferred taxes are expected to be paid or realized.

New York Global Innovations Inc.
Notes to Consolidated Statements of Cash Flows
(USD in thousands)

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

I.	Recent Accounting Standards:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under US GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company has not yet determined the impact of the new standard on its consolidated financial statements.

NOTE 3 -    COMMITMENTS AND CONTINGENCIES

Agreement with Hadasit and RDC

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadasit and RDC relating to Artemisone. Artemis will rely primarily on the License Agreement with respect to the development of Artemisone, its lead product candidate.

New York Global Innovations Inc.
Notes to Consolidated Statements of Cash Flows
(USD in thousands)

NOTE 4 - INCOME TAX

A.	Tax rates applicable to the income

The Company is subject to a blended U.S. tax rate (Federal as well as state corporate tax) of 35% in 2016. The Company's subsidiary in Israel is subject to income tax at a regular corporate tax rate of 25% in 2016.

B.	Deferred income taxes

As the Company is still in its development stage and has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

As of September 30, 2016

Deferred tax assets:
Deferred taxes due to carryforward losses	3,547

Valuation allowance	(3,547)

Net deferred tax asset	-

B.     Tax loss carry-forwards

Net operating loss carry-forwards as of September 30 2016 are as follows:

Israel	4,490
United States (*)	6,929

11,419

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the United States are available through 2027.

(*) Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

New York Global Innovations Inc.
Notes to Consolidated Statements of Cash Flows
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

In connection with historic financings, the Predecessor Company issued warrants to investors as follows:

ISSUANCE DATE	OUTSTANDING AS OF SEPTEMBER 30, 2016	EXERCISE PRICE	EXERCISABLE THROUGH

January 2010	2,153,433	$0.055	April 2018

NOTE 6   - STOCK CAPITAL

A.	Stockholders Rights:

Shares of common stock confer upon their holders the right to receive notice to participate and vote in general meetings of shareholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

B.	Preferred Stock

Preferred shares of stock confer upon their holders the right to receive dividends when dividends are paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company. Each preferred share is convertible into 72,682 shares of common stock.

C.	Issuance of Shares:

On August 19, 2016 and prior to consummation of the Merger, Artemis issued 524 shares of common stock (11,913,475 shares as adjusted to reflect the equivalent number of shares received by the accounting acquirer) for an aggregate purchase price of $127 which was received in October 2016.

In August 2016, immediately upon consummation of the Merger Agreement, the Company issued 3,416,092 shares of the Company’s common stock and 453 shares of the Company’s newly designated Series A Convertible Preferred Stock to an investor for an aggregate purchase price of $481,000 (net of issuance expenses).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(USD in thousands)

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to “we,” “us,” or “our,”  refer to New York Global Innovations Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.  For the period prior to August 23, 2016, results discussed below are based on the results of Artemis Pharma Inc. (formerly, Artemis Therapeutics Inc.), a Delaware corporation (“Artemis”).

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements.” Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will,” the negative of such terms, and words and phrases of similar import. For example, when we discuss certain developmental and investment milestones, we are using forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in our forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Part I, Item 1A of our Annual Report.

OVERVIEW

On August 23, 2016, we consummated our Agreement and Plan of Merger (the “Merger Agreement”) with Artemis and Artemis Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Subsidiary”), pursuant to which Artemis merged with and into the Subsidiary, with Artemis being the surviving entity (the “Merger”).  As a result of the Merger, we ceased to be a shell company.

Immediately following the consummation of the Merger Agreement, but immediately prior to the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, Artemis stockholders owned an equivalent of approximately 82% of our common stock, on a fully diluted basis. Following the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, ownership was reduced, after which Artemis stockholders owned approximately 73% of the Company’s common stock, on a fully diluted basis. After giving effect to the Merger, Artemis became our wholly owned subsidiary.  Following the Merger, we adopted the business plan of Artemis.

Artemis is a biopharmaceutical company dedicated to the development of novel, safe, and effective agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. The company's lead product candidate, Artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. Artemis expects to advance Artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus (HCMV), and other related clinical indications.

On May 31, 2016, Artemis entered into a License Agreement with Hadasit Medical Research Services & Development Ltd. (“Hadasit”) and Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”), pursuant to which Artemis acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by Hadasit and RDC relating to Artemisone. Artemis will rely primarily on the License Agreement with respect to the development of Artemisone, its lead product candidate.

Artemis agreed to certain development milestones, including the completion of Chemistry and Manufacturing Controls development and manufacturing for Phase I by the fourth quarter of 2017, completion of Phase I by the fourth quarter of 2019, completion of Phase IIA by the fourth quarter of 2022 and the first regulatory submission by the fourth quarter of 2027. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the effectiveness of the Merger (the "Effective Time"), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time. In the event that Artemis fails to meet the development milestone and investment milestones as set forth in the License Agreement, Hadasit has the right to terminate the License Agreement.

In addition, pursuant to the terms of the License Agreement, Artemis agreed to first offer Dr. Dana Wolf’s laboratory at Hadassah Medical Organization, over equivalent alternatives, the option to perform all pre-clinical, research and development activities within Dr. Wolf’s expertise and her laboratory’s capabilities, each such provision of services to be conducted under a separate agreement between Artemis and Hadasit, the terms of which to be mutually agreed between Artemis and Dr. Wolf (each a “Sponsored Research Agreement”). The first Sponsored Research Agreement is to be entered into within 45 days of the Effective Time, whereby Artemis shall order services to be performed by Dr. Wolf during two 12 month consecutive periods.

In addition, pursuant to the terms of the License Agreement, Artemis is required to enter into a Consulting Agreement by and between Artemis, Dr. Wolf and Hadasit, effective as of the Effective Time (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Dr. Wolf will serve as the Chief Science Officer and a member of the Scientific Advisory Board of Artemis and shall oversee research and development activities for Artemis. Hadasit shall permit to make Dr. Wolf available to perform services for Artemis for up to 15 hours per month, unless otherwise agreed to by the parties. The term of the Consulting Agreement is 3 years, subject to automatic renewal terms of 12 months, unless earlier terminated by the parties. Artemis may terminate the Consulting Agreement within 21 days of Hadasit filing a petition for bankruptcy or liquidation, immediately in the event Hadasit or Dr. Wolf breaches a material term of the Consulting Agreement and such breach is not cured, if curable, within 21 days of delivery to Hadasit of written notice of such breach. Hadasit may terminate the Consulting Agreement within 21 days of Artemis filing a petition for bankruptcy or liquidation, immediately in the event the Company breaches a material term of the Consulting Agreement, License Agreement or Sponsored Research Agreement and such breach is not cured, if curable, within 21 days of delivery to the Company of written notice of such breach. Dr. Wolf may terminate the Consulting Agreement upon 60 days prior notice. As consideration for the execution and performance of the Consulting Agreement, Artemis agreed to a monthly service fee to Dr. Wolf in the amount of $2,000 per month, plus value added tax, a fee of $300 per hour for any hour in excess of 15 hours worked by Dr. Wolf, $1,500 per day for trips made abroad by Dr. Wolf, as well as stock options in the amount of an aggregate of 300 shares to Hadasit (entitled to 50 of such option shares) and Dr. Wolf (entitled to 250 of such option shares), representing 3% of the issued and outstanding common stock of Artemis on a fully diluted basis, each subject to vesting. In that regard, Dr. Wolf was awarded an option to purchase: (i) 625,000 shares of the Company’s common stock, whereby 208,334 shares of common stock vests upon the date of grant and 208,333 shares of common stock vest upon the one and two year anniversaries of the grant date, with the option becomes fully vested on August 22, 2018, and (ii) 21.35 shares of Series B Preferred Stock which vest upon the date of grant and 21.35 shares of Series B Preferred Stock which vest upon the one and two year anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. Such 64.05 shares of Series B Preferred Stock are exercisable into 4,678,801 shares of common stock.

To date, we have not generated revenue from the sale of our lead product candidate and do not anticipate generating any revenue for an extended period of time. Our financing activities are described below under “Liquidity and Capital Resources.”

THREE MONTHS ENDED SEPTEMBER 30, 2016

Artemis was formed in April 2016; accordingly, we have not provided comparative data to prior periods.

REVENUES. The Company has no revenue-producing operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses were $18, in the three months ended September 30, 2016, primarily related to professional expenses.

NET LOSS. We incurred a net loss of $18 in the three months ended September 30, 2016, compared with a net loss of $0 in the three months ended September 30, 2015. This increase in net loss was primarily related to an increase in professional expenses.

PERIOD FROM APRIL 2016 THROUGH SEPTEMBER 30, 2016

REVENUES. The Company has no revenue-producing operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. General and administrative expenses were $36 in the period ended September 30, 2016, primarily related to professional expenses.

NET LOSS. We incurred a net loss of $36 in the period ended September 30, 2016, primarily related to professional expenses.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS.  On May 31, 2016, Artemis entered into a License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by Hadasit and RDC relating to Artemisone. Artemis will rely primarily on the License Agreement with respect to the development of Artemisone, its lead product candidate.

LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2016, we had an accumulated deficit of $36 and a positive working capital (current assets less current liabilities) of $979.  Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of September 30, 2016.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  Artemis has not been profitable and we cannot predict when we will achieve profitability. Artemis has experienced net losses and has had no revenues since its inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of September 30, 2016, we had accumulated liabilities of $68.

As of September 30, 2016, we had cash and cash equivalents of $1,001.  We had negative cash flows from operating activities of $55 in the period from inception through September 30, 2016.  The negative cash flows from operating activities in the period from inception through September 30, 2016 are attributable mainly to a net loss of $36 and accrued expenses and other payables of $19.

We had positive cash flows of $1,056 from financing activities in the period ended September 30, 2016. The positive cash flow from financing activities in the period months ended September 30, 2016 were attributable mainly to the issuance of common stock in the amount of $481 and $575 attributable to the acquisition of a subsidiary in connection with a reverse acquisition.

We have had no cash flows from or used for investing activities.

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction of Chanan Morris, who performs the duties of our principal executive officer and principal financial and accounting officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2016.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

4.1	Form of Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016).
4.2	Form of Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016).
4.3

Second Amendment to Warrant Agreement, dated as of August 2, 2016, by and between the Company and Smithfield Fiduciary LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016).

4.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016).

4.5	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016).
4.6
Stock Option Agreement by and between the Company and Dr. Dana Wolf, dated as of August 23, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2016).

4.7	Option Agreement by and between the Company and Hadasit, dated as of August 23, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2016).
10.1
Agreement and Plan of Merger, dated as of August 2, 2016, by and among the Predecessor Company, Artemis, and the Subsidiary (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2016).

10.2
Securities Purchase Agreement, dated as of August 2, 2016, between the Company and each of the purchasers signatory thereto  (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2016).

10.3	License Agreement by and between Artemis, Hadasit and RDC, dated as of May 31, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2016).
10.4

Amendment No. 1 to License Agreement by and between Artemis, Hadasit and RDC, dated as of May 31, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2016).

10.5

Consulting Agreement by and between Artemis, Hadasit, and Dr. Dana Wolf, dated as of August 23, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2016).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW YORK GLOBAL INNOVATIONS INC.

Dated: November 14, 2016	By:	/s/ Chanan Morris
Chanan Morris
Chairman of the Board, Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)