Form 10-K
period 2016-12-31
Artemis Therapeutics, Inc.
filed 2017-03-31
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _____________

COMMISSION FILE NUMBER: 0-24431

ARTEMIS THERAPEUTICS, INC.
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

Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $0.41.

As of March 31, 2017, the Registrant had outstanding 4,818,259 shares of Common Stock, par value $0.01 per share.

ii

iii

EXPLANATORY NOTE

Unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this report to the “Company”, “Artemis”,  “we,” “us” and “our” are references to Artemis Therapeutics Inc., a Delaware corporation, together with its consolidated subsidiaries. All share amounts have been retroactively adjusted to reflect a 1-for-50 reverse stock split, which was effectuated on December 20, 2016.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated,” estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward looking statements are based on the current plans and expectations of our management, and are subject to various uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the Securities and Exchange Commission, or the SEC, may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Except as required by law, we do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.                 BUSINESS.

Company Overview

We are a biopharmaceutical company dedicated to the development of novel, safe, and effective agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. Our lead product candidate, artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. While artemisone is a clinical stage compound, as a result of prior development by third-parties, the Company’s development of artemisone for its proposed indications is in the pre-clinical phase. We expect to advance artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus (HCMV), and other related clinical indications. While artemisone is a known chemical compound, that certain license agreement (the “License Agreement”) by and among the Company, Hadasit Medical Research Services and Development Ltd. (“Hadasit”) and Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”) provides us with the exclusive right to further develop it.

Business Strategy

Artemis’ mission is to improve the lives of patients through the creation of novel, safe, and effective anti-infective agents. To this end, Artemis plans to execute on the following strategy:

 • Rapidly and efficiently advance our lead experimental compound, artemisone, through clinical development for the prevention and treatment of human cytomegalovirus (HCMV) infection in immunocompromised patients, as well as other clinical indications.

 • Execute strategic collaborations to maximize value and extend the potential of our lead candidate across multiple disease areas. We are focused on partnerships that could expand our geographic reach and allow us to expand into additional indications.

 • Develop a pipeline of anti-infective agents either through internal drug discovery efforts or by in-licensing external experimental or commercial agents and redeveloping them as anti-infectives in novel patient populations.

Artemis  has licensed pre-clinical data from Hadasit in HCMV and clinical data from RDC in the treatment of Malaria. We plan to develop and commercialize artemisone for HCMV and other viruses in the hematopoietic stem cell transplantation setting, with the possibility of exploring the use of artemisone with respect to congenital HCMV and solid organ transplants. At this stage, our expected research and development costs are not yet known and we will likely incur significant loses before generating revenues.  In addition, while we will need to hire employees to implement our development and commercialization efforts, the number of employees needed will vary at each stage of the development and will depend on market conditions and clinical trial results.

We plan on hiring internal employees and consultants with experience working in the anti-infectives therapeutic area in roles including corporate development, regulatory, clinical development and commercialization in the next six to twelve months.  We will coordinate our infrastructure growth based on the milestone timelines set forth in the License Agreement and as set forth below. We intend to outsource nearly all of our development, thereby minimizing the need to build our own infrastructure. This operational approach would result in our hiring as few employees as possible. Upon regulatory approval of artemisone, if achieved, we may seek to build our commercial infrastructure in the United States to assist in the sale of our product candidate, which would include hiring significantly more employees than we currently employ.

To date, through our interactions with the United States Food & Drug Administration (the “FDA”) and other regulatory agencies, a clear regulatory pathway to approval of artemisone in HCMV has yet to be established. It is thus not possible to determine accurate proposed development costs or an exact employee headcount necessary to obtain regulatory approval for this indication in the United States or any other global market.

Our development plans include the following milestones as set forth in the License Agreement: (i) a completion of CMC (Chemistry, Manufacturing and Control) development and manufacturing for Phase I in the fourth quarter of 2017; (ii) the completion of Phase I in the fourth  quarter of 2019; (iii) the completion of Phase IIa in the fourth quarter of 2022; and (iv) a regulatory submission in the fourth quarter of 2017.

Description of Market

According to a study authored by Drs. Cannon, Schmid and Hyde titled “Review of cytomegalovirus seroprevalence and demographic characteristics associated with infection,” human cytomegalovirus (HCMV) is believed to infect 50-100% of adults by age 50. Whereas HCMV infection in healthy individuals is mostly asymptomatic, HCMV can severely affect certain high-risk groups, including immunocompromised patients (for example, transplant recipients, patients with cancer, autoimmune disease, AIDS) and congenitally-infected infants, who acquire the infection in-utero through maternal exposure.  According to the publication titled “British Transplantation Society Guidelines for the Prevention and Management of CMV Disease after Solid Organ Transplantation, Third Edition,” HCMV infection occurs in approximately 60% of transplant patients as a result of immune suppression, and may lead to transplant rejection, serious illness, or death.  According to a study authored by Dr. Cannon titled “Congenital cytomegalovirus (CMV) epidemiology and awareness,” HCMV is also a major cause of birth defects, affecting > 5,500 infants annually in the U.S.

In addition to the foregoing, the hematopoietic stem cell transplant (HSCT) population is rapidly growing, as stem cell transplantation is increasingly utilized for treatment of multiple hematological and non-hematological diseases. According to a study conducted by Drs. Wolf, Shmueli, Or , Shapira, Resnick, Caplan, and Bdolah-Abram published in the Journal of Infectious Diseases (the “Wolf Study”), approximately 65% of HSCT patients are at risk for HCMV reactivation.  According to a study conducted by Drs. Boeckh and Nichols titled “The impact of cytomegalovirus serostatus of donor and recipient before hematopoietic stem cell transplantation in the era of antiviral prophylaxis and preemptive therapy” (the “HSCT Study”), during the first year following allogeneic HSCT, the rate of non-relapse mortality is approximately 20%, with a significant proportion of these deaths attributable to HCMV.

Treatment paradigms have evolved for addressing viral infection in HSCT and solid organ transplantation (SOT) patients, but toxicities associated with the currently available therapies have limited the significant evolution of treatment. Proof of concept for the prevention of HCMV in transplant patients (treatment beginning at or before transplant and continuing through the first 3-12 months) was established decades ago. Nonetheless, treatment-related toxicities have stalled the standard of care among HSCT recipients at “pre-emptive" therapy, where HCMV reactivation is closely monitored for in the blood, and treatment is initiated immediately after confirmation of active HCMV infection.  According to the Wolf Study and HSCT Study, although this treatment paradigm has greatly lessened fatalities associated with HCMV in transplant patients, there is still a high mortality rate and drug resistance rates are increasing.

According to a study contained in the British Transplantation Society Guidelines for the Prevention and Management of CMV Disease after Solid Organ Transplantation, there is a consensus that the standard of care must evolve to preventive treatment with the development of safer, more tolerable, and effective HCMV therapies.  However, at present, no therapies are approved for preventive treatment of HCMV disease. Hence, there is a great unmet need for an alternative therapy with an improved safety and tolerability profile appropriate for immunocompromised patients, and that in the future might be also extend to the setting of maternal/congenital infection.

Market Opportunity

Approximately 50,000 HSCTs and 100,000 SOTs are performed annually throughout the world, the majority of which occur at a relatively small number of treatment facilities in the United States and Europe.  This market opportunity within two closely-linked regulatory environments allows for a broad market reach with clearly defined clinical development parameters.

(numbers as of 2011 WHO census)	United States	European Union	Total
HSCT	20,000	26,000	46,000
SOT	30,000	29,000	59,000

According to a study published by Drs. Manicklal, Emery, Lazzarotto, Boppana and Gupta titled “The ‘silent’ global burden of congenital cytomegalovirus”, the overall birth prevalence of congenital HCMV infection is ~ 0.7%, with even higher prevalence (1-5%) reported in developing countries. The study further showed that approximately 25% of congenitally infected newborns develop permanent hearing loss and a wide range of neurodevelopmental disabilities. Currently, there are no established prenatal or neonatal measures for prevention of congenital HCMV infection and disease. According to a study titled “Valganciclovir for Symptomatic Congenital Cytomegalovirus Disease” published in the New England Journal of Medicine, recently, postnatal treatment with intravenous ganciclovir for 6 weeks, or with oral valganciclovir (given for 6 months) has been shown to partially improve neurodevelopmental and auditory and neurodevelopmental outcomes. Yet, short-term toxicity and concerns over short- and long -term toxicity limit this treatment to children already symptomatic at birth. Once a high standard of safety profile is demonstrated for Artemis’ artemisinin derivatives, maternal/child health indication may be evaluated as a secondary market.

There is currently an increasing interest in investment in the field of HCMV prevention and treatment, as signaled by the investment of large pharmaceutical companies in HCMV vaccine and antivirals development. Like in the case of HIV and HCV, antiviral combination approaches hold promise for more efficient HCMV prevention and eradication.

Products/Technology

Artemis’ lead product candidate, artemisone, is an orally-administered 10-alkylamino artemisinin derivative. Artemisone was developed via combinatorial chemistry to produce an optimized compound. Artemisone was selected based on desired physico-chemical properties, ease and low cost of production, high solubility, stability, lack of toxicity, and higher antiparasitic and antiviral efficacy than parent artemisinin compounds. Preclinical laboratory research has demonstrated the antiviral potency of artemisone against HCMV. In vitro data demonstrated the higher efficacy of artemisone compared to 1st generation artemisinin derivatives, with evidence for a novel mechanism of action

Pursuant to preclinical toxicity studies of artemisone conducted by Bayer AG, as well as some early clinical studies in malaria, have supported its further development as an anti-infective. With no preventive therapy approved for HCMV in HSCT recipients, Artemis is committed to moving artemisone forward initially in this clinical indication, while also continuing to invest in preclinical studies supporting other potential indications, including but not limited to other viral and parasitic infections.

Market Strategy

Subject to completing clinical development and receiving marketing approval, we intend to build a focused sales and marketing organization in the United States and potentially in Europe to sell our products. We believe that such an organization will be able to address the community of physicians who are key specialists in treating the patient populations for which our products are being developed.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any product that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with researchers and practitioners in relevant fields of medicine.

Outside of the United States and potentially Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that target the prevention and treatment of viral infection. There are other companies working to develop therapies for the prevention and treatment of viral infection.

Three experimental compounds have reached late-stage clinical development. They include Letermovir from Merck, Maribavir from Viropharma, and Brincidofovir from Chimerix. Letermovir is currently being evaluated in a Phase 3 clinical trial for the prevention of HCMV infections in allogeneic hematopoietic stem cell transplant recipients. Maribavir and Brincidofovir recently failed to meet their pre-specified endpoints in their respective Phase 3 clinical trials, leaving Letermovir as the only late stage competitor. We expect the competitive marketplace to remain open to new entrants due to different antiviral modes of action and to HCMV resistance patterns.

Our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any medicines that we may develop. Our competitors also may obtain FDA, or other regulatory approval for their medicines more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC. Pursuant to the terms of the License Agreement, Artemis acquired an exclusive worldwide, royalty-bearing, sub-licensable license to make any and all use of certain patents and know-how owned by the Licensors relating to artemisone. The licensed know-how consists of data, processes, methods, and techniques relating to the licensed patents, including but not limited to preclinical and clinical study data and reports, manufacturing and analytical procedures, and regulatory materials and filings developed and prepared by Hadasit and/or Bayer Healthcare, owned by Hadasit, as it relates to artemisone.

Pursuant to the terms of the License Agreement, the potential royalty payments payable are in the low single digits.  Artemis has also agreed to certain milestone payments to the Licensors, which total an aggregate of up to approximately $12 million upon the occurrence of various milestones relating to regulatory approvals and sales of licensed products.

In addition, Artemis agreed to certain development milestones, including the completion of CMC development and manufacturing for Phase I by the fourth quarter of 2017, completion of Phase I by the fourth quarter of 2019, completion of Phase IIA by the fourth quarter of 2022 and the first regulatory submission by the fourth quarter of 2027. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the closing of the Merger on August 23, 2016 (such time, the “Effective Time”), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time. In the event that Artemis fails to meet the development milestone and investment milestones as set forth in the License Agreement, Hadasit has the right to terminate the License Agreement. Artemis is currently working towards achieving the development and investment milestone payments required in the License Agreement and its team of internal employees and external consultants are working diligently on a development plan and financing strategy.

Pursuant to the terms of the License Agreement, Artemis agreed to first offer Dr. Wolf’s laboratory at Hadassah Medical Organization, over equivalent alternatives, the option to perform all pre-clinical, research and development activities within Dr. Wolf’s expertise and her laboratory’s capabilities, each such provision of services to be conducted under a separate agreement between Artemis and Hadasit, the terms of which to be mutually agreed between Artemis and Dr. Wolf (each a “Sponsored Research Agreement”). Pursuant to the terms of the License Agreement, the cost of such Sponsored Research Agreement shall total an aggregate of $200,000. The first Sponsored Research Agreement is to be entered into within 45 days of the Effective Time, whereby Artemis shall order services to be performed by Dr. Wolf during two 12 month consecutive periods.

In addition, pursuant to the terms of the License Agreement, Artemis was required to enter into a Consulting Agreement by and between Artemis, Dr. Wolf and Hadasit, effective as of the Effective Time (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Dr. Wolf will serve as the Chief Science Officer and a member of the Scientific Advisory Board of Artemis and shall oversee research and development activities for Artemis. Hadasit shall permit to make Dr. Wolf available to perform services for Artemis for up to 15 hours per month, unless otherwise agreed to by the parties. The term of the Consulting Agreement is 3 years, subject to automatic renewal terms of 12 months, unless earlier terminated by the parties. Artemis may terminate the Consulting Agreement within 21 days of Hadasit filing a petition for bankruptcy or liquidation, immediately in the event Hadasit or Dr. Wolf breaches a material term of the Consulting Agreement and such breach is not cured, if curable, within 21 days of delivery to Hadasit of written notice of such breach. Hadasit may terminate the Consulting Agreement within 21 days of Artemis filing a petition for bankruptcy or liquidation, immediately in the event the Company breaches a material term of the Consulting Agreement, License Agreement or Sponsored Research Agreement and such breach is not cured, if curable, within 21 days of delivery to the Company of written notice of such breach. Dr. Wolf may terminate the Consulting Agreement upon 60 days prior notice. As consideration for the execution and performance of the Consulting Agreement, Artemis agreed to a monthly service fee to Dr. Wolf in the amount of $2,000 per month, plus value added tax, a fee of $300 per hour for any hour in excess of 15 hours worked by Dr. Wolf, $1,500 per day for trips made abroad by Dr. Wolf, as well as stock options in the amount of an aggregate of 300 shares to Hadasit (entitled to 50 of such option shares) and Dr. Wolf (entitled to 250 of such option shares), representing 3% of the issued and outstanding common stock of Artemis on a fully diluted basis, each subject to vesting. In that regard, Dr. Wolf was awarded an option to purchase 105,608 shares of the Company’s common stock, whereby 35,202 shares of common stock vests upon the date of grant and 35,203 shares of common stock vest upon each of the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. The option issued to Dr. Wolf has an exercise price per share, on a common stock equivalent basis, of $0.01. In addition, Hadasit was awarded an option to purchase 21,122 shares of the Company’s common stock, whereby 7,040 shares of common stock vests upon the date of grant and 7,041 shares of common stock vest upon each of the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. The option issued to Hadasit has an exercise price per share, on a common stock equivalent basis, of $0.01.

As part of the License Agreement, we have obtained a license relating to a family of patent applications derived from a single Patent Cooperation Treaty (PCT) application filed on April 17, 2013. Specifically, US patent application No. 14/394,973, which is jointly assigned to Hadasit and RDC has been licensed to us. The claims of this patent application that were deemed allowable are directed to methods of treating a herpes viral infection or suppressing herpes viral replication (method of use claims). Additionally, a continuation US application serial No. 15/361150 was filed on November 25, 2016 with claims directed specifically to methods of treatment of HCMV. This patent will be due to expire on April 17, 2033. Importantly, there are pending counterpart patent applications in Europe and Japan.

Research & Development

In view of the urgent need for new and more effective antiviral drugs, Artemis’ vision is to combine innovative science and accelerated clinical development to create novel therapies against viral infections. To date, Artemis has not conducted any research towards artemisone’s development and has not spent any sums on research and development during the last two fiscal years. However, prior research and development of artemisone that was conducted by Hadasit and/or Bayer has been licensed for our use pursuant to the License Agreement.

Preclinical laboratory research conducted by Hadasit has demonstrated the antiviral potency of artemisone against HCMV. In vitro data demonstrated the higher efficacy of artemisone compared to 1st generation artemisinin derivatives, with evidence for a novel mechanism of action.

Preclinical toxicity studies, along with successful Phase 1 and malaria Phase 2 studies, each conducted by Bayer Pharmaceuticals, supported further development of artemisone. Such Phase 1 and malarias Phase 2 studies were conducted prior to our obtaining the License and were not done by us or on our behalf by another party. In addition, such studies were completed outside of the United States and therefore no investigational new drug application was filed. With no preventive therapy approved for HCMV in HSCT recipients, Artemis is committed to moving artemisone forward in this indication, continually investing in research and development once we have sufficient resources and staff to do so.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

 • completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's Good Laboratory Practice regulations;

 • submission to the FDA of an Investigational New Drug (“IND”), which must take effect before human clinical trials may begin;

 • approval by an independent institutional review board, representing each clinical site before each clinical trial may be initiated;

 • performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCP”), to establish the safety and efficacy of the proposed drug product for each indication;

•                 preparation and submission to the FDA of an NDA, requesting marketing for one or more proposed indications;

 • review by an FDA advisory committee, where appropriate or if applicable;

 • satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices (“cGMP”), requirements and to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;

 • satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

 • payment of user fees and securing FDA approval of the NDA; and

 • compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy and the potential requirement to conduct post-approval studies.

In addition to regulations in the United States, a manufacturer is subject to a variety of regulations in foreign jurisdictions to the extent they choose to sell any drug products in those foreign countries. Even if a manufacturer obtains FDA approval of a product, it must still obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. For other countries outside of the European Union, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary.

In the European Union, marketing authorizations for medicinal products may be obtained through different procedures founded on the same basic regulatory process. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. On the other hand, a decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU Member State. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU Member States.

Employees

As of December 31, 2016, the Company had 1 employee and 1 consultant who provide services on a part-time basis. The employee and the consultant oversee day-to-day operations of the Company, including support management, engineering, manufacturing, and administration. We have no unionized employees.

We consider relations with our employee and our consultant to be satisfactory.

Corporate Overview

We were incorporated under the laws of the State of Nevada on April 22, 1997. On July 8, 2003, we effected a reincorporation from Nevada to Delaware through a merger with and into our wholly-owned subsidiary, InkSure Technologies (Delaware) Inc., which was incorporated on June 30, 2003. The surviving corporation in the merger was InkSure Technologies (Delaware) Inc., which thereupon renamed itself InkSure Technologies Inc. In 2014, we changed our name to New York Global Innovations Inc.  Upon the closing of the Merger, defined below, Artemis Subsidiary, defined below, became our wholly-owned subsidiary. The Merger closed on August 23, 2016, and such date is referred to as the “Effective Time.”

On August 23, 2016, we consummated a merger with Artemis Therapeutics Inc., a Delaware corporation (“Artemis Subsidiary”) and Artemis Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Subsidiary”), pursuant to which Artemis Subsidiary merged with and into the Merger Subsidiary, with Artemis Subsidiary being the surviving entity (the “Merger”).  Following the Merger, we adopted the business plan of Artemis Subsidiary. Artemis Subsidiary was incorporated on April 19, 2016 under the laws of the State of Delaware. Between April 19, 2016 and August 23, 2016, Artemis’s business activities primarily consisted of negotiating and executing the License Agreement.

Pursuant to the Merger, the Merger Subsidiary merged with and into Artemis Subsidiary in a reverse merger, with Artemis Subsidiary surviving as our wholly-owned subsidiary. As consideration for the Merger, we issued an aggregate of 460,000 shares of common stock and 2,357.04 shares of our Series B Preferred Stock to the Artemis Subsidiary shareholders, such that each outstanding share of Artemis Subsidiary common stock was exchanged for the right to receive 50 shares of our common stock and 0.2562 shares of the Series B Preferred Stock (each share is convertible into 72,682.814 shares of the Company’s common stock) (collectively, the “Merger Shares”). In addition, we agreed to reserve for future issuance 40,000 shares of common stock and 204.96 shares of Series B Preferred Stock to Artemis Subsidiary option holders, including options issued to Dr. Wolf and Hadasit, as set forth in greater detail herein. For an understanding of their terms and provisions, reference should be made to the Merger Agreement attached as an Exhibit to this Annual Report on Form 10-K.

As a condition for the consummation of the Merger, the Company and Artemis Subsidiary agreed to the following covenants and closing conditions: (i) a requirement that a concurrent financing of not less than $590,000 shall have occurred immediately prior to the Effective Time; (ii) a requirement that the Company have a cash balance of at least $590,000, exclusive of the concurrent financing at the Effective Time; (iii) a requirement that Artemis Subsidiary, Hadasit Medical Research Services & Development, Ltd. and Hong Kong University of Science and Technology R and D Corporation Limited have entered into and finalized a license agreement with respect to HCMV technology; (iv) the resignation of Roberto Alonso Jimenez Arias, our former director, as a director of the Company at the Effective Time; (v) the appointment by Artemis Subsidiary of a new director; (vi) the right for Gadi Peleg, or his designee, to continue serving as a director of the Company for a period of one year from the closing of the Merger; and (vii) for a period of one year from the closing of the Merger, in the event that the Company desires to enter into a transaction involving the sale of securities at a pre-transaction valuation of $10,000,000 or less, the approval of Mr. Peleg, or his designee, shall be required prior to the Company entering into such transaction. The Company and Artemis Subsidiary agreed to waive the requirement that a concurrent financing of not less than $590,000 shall have occurred immediately prior to the Effective Time and that the Company have a cash balance of at least $590,000, exclusive of the concurrent financing at the Effective Time.

In addition, on August 23, 2016, the Company closed on a private placement pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Acumen Bioventures LLC (“Acumen”) with respect to the sale of an aggregate of $500,000 of 68,321 shares of the Company’s common stock and 453 shares of Series A Preferred Stock (each share is convertible into 1,453.656 shares of the Company’s common stock). The Securities Purchase Agreement provided that the Company will obtain shareholder approval within 90 days of the date thereof to increase its authorized capital or conduct a reverse stock split such that the Company will have reserved for issuance at least 200% of the number of shares issuable upon conversion of all of the Series A Preferred Stock or be subject to liquidated damages (the “Approval”). The Board of Directors and the stockholders holding a majority of the Company’s voting power approved a 1-for-50 reverse stock split (the “Reverse Stock Split”) on November 2, 2016 and November 9, 2016, respectively. The Company’s management and its largest shareholder provided the Company with their irrevocable consent to the Approval.  The Securities Purchase Agreement also provides the investor with a 24-month right to (i) participate in future financings, (ii) purchase up to 100% of its investment at 120% of the per share purchase price, (iii) be issued additional securities in connection with any subsequent dilutive issuance by the Company; and (iv) piggyback or demand registration rights.

In conjunction with the closing of the Merger, on August 23, 2016, Roberto Alonso Jimenez Arias resigned as a director of the Company. At the effective time of the Merger, the Company’s board of directors and officers were reconstituted by the appointment of Dana Wolf as our Chief Scientific Officer and Israel Alfassi as a director.

Following the issuance of the Merger Shares, but not inclusive of the securities issued to Acumen as part of the private placement, as of the Effective Time, there were an equivalent of approximately 5,476,679 shares of our common stock issued and outstanding (assuming the exercise of the Series B Preferred Stock) of which pre-existing stockholders hold 863,472 and former Artemis Subsidiary stockholders hold: (a) an equivalent of 3,426,326 shares of our common stock through their ownership of 2,357.04 shares of Series B Preferred Stock (assuming the exercise of the Series B Preferred Stock) and (b) 460,000 shares of our common stock directly.

As a result, and without taking into account the purchase of Series A Preferred Stock or common stock by Acumen, our pre-Merger Agreement stockholders hold approximately 17% of our issued and outstanding shares of common stock, and the former stockholders of Artemis Subsidiary hold approximately 82% of our issued and outstanding shares of common stock, either directly or indirectly through their ownership of Series B Preferred Stock. After taking into account the purchase of Series A Preferred Stock and common stock by Acumen, our pre-Merger Agreement stockholders hold approximately 15% of our issued and outstanding shares of common stock, the former stockholders of Artemis Subsidiary hold approximately 73% of our issued and outstanding shares of common stock, either directly or indirectly through their ownership of Series B Preferred Stock, and Acumen holds approximately 12% of our issued and outstanding shares of common stock, either directly or indirectly through their ownership of Series A Preferred Stock.

For financial accounting purposes, the Merger between the Company and Artemis Subsidiary was accounted for as a reverse recapitalization and, as a result of the Merger, the Company ceased to be a shell company. As the shareholders of Artemis Subsidiary received the largest ownership interest in the Company, Artemis Subsidiary was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Artemis Subsidiary. Following the Merger, the Company and its subsidiary, Artemis Subsidiary, are collectively referred to as the “Company”.

On November 2, 2016, the Board of Directors of the Company approved  (i) an amendment (the “Amendment”) to its Certificate of Incorporation to decrease the Company’s authorized Common Stock from 75,000,000 shares, with a par value of $0.01 per share, to 51,000,000 shares with a par value of $0.01 per share, as well as reduce the Company’s authorized Preferred Stock from 10,000,000 shares, with a par value of $0.01 per share, to 200,000 shares with a par value of $0.01 per share, and (ii) a 1-for-50 reverse stock split of the Company’s issued and outstanding shares of Common Stock, such that each 50 shares of Common Stock held by stockholders of record on or about December 13, 2016 be combined into one share of Common Stock, except to the extent that the actions described herein result in any of the Company’s stockholders holding a fractional share of Common Stock (in which instance, because such stockholder’s number of shares is not evenly divisible by the 50:1 ratio, such stockholder will be automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share).  On November 9, 2016, stockholders holding a majority of the Company’s voting power approved the Amendment and the Reverse Stock Split by written consent in lieu of a meeting, in accordance with the Delaware General Corporation Law. The Amendment and Reverse Stock Split took effect on December 20, 2016.

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

WE ARE A DEVELOPMENT-STAGE COMPANY AND HAVE A LIMITED OPERATING HISTORY ON WHICH TO ASSESS OUR BUSINESS, HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND ANTICIPATE THAT WE WILL CONTINUE TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

We are a development-stage biopharmaceutical company with a limited operating history. To date we have not generated any revenues. It is not clear when we will generate revenues.  We cannot give assurances that we will be able to generate any revenues or income in the future.  There is no assurance that we will ever be profitable.

We have devoted substantially all of our financial resources to identify, acquire and license, our lead product candidate. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. With respect to our lead product candidate, we are in the early stages of clinical development. Even if we obtain regulatory approval to market our lead product candidate, our future revenue will depend upon the size of any markets in which our lead product candidate may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

 • continue our research and preclinical and clinical development of our lead product candidate;

 • advance our programs into more expensive clinical studies;

 • initiate additional preclinical, clinical, or other studies for our product candidates;

 • change or add additional manufacturers or suppliers;

 • seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;

 • establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

 • make milestone or other payments under any license agreements;

 • seek to maintain, protect, and expand our intellectual property portfolio;

 • seek to attract and retain skilled personnel;

• create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

 • experience any delays or encounter issues with any of the above, including but not limited to failed studies, complex results, safety issues, or other regulatory challenges that require longer follow-up of existing studies, additional major studies, or additional supportive studies in order to pursue marketing approval.

Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

WE HAVE HAD NO REVENUES SINCE INCEPTION, AND WE CANNOT PREDICT WHEN WE WILL ACHIEVE PROFITABILITY.

Artemis has not been profitable and we cannot predict when we will achieve profitability. We have experienced net losses and have had no revenues since our inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2016, we had accumulated liabilities of $50,000.

IF WE ARE UNABLE TO PROTECT THE CONFIDENTIALITY OF OUR TRADE SECRETS, OUR BUSINESS AND COMPETITIVE POSITION WOULD BE HARMED.

We plan to rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We will seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We will seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. In general, any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations and financial condition.

DEPENDENCE ON PATENT AND OTHER PROPRIETARY RIGHTS AND FAILING TO PROTECT SUCH RIGHTS OR TO BE SUCCESSFUL IN LITIGATION RELATED TO SUCH RIGHTS MAY RESULT IN OUR PAYMENT OF SIGNIFICANT MONETARY DAMAGES OR IMPACT OFFERINGS IN OUR PRODUCT PORTFOLIOS.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products. Also, our future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

Furthermore, to the extent we do not file applications for patents domestically or internationally, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products in other countries.

WE HAVE INADEQUATE CAPITAL AND NEED FOR ADDITIONAL FINANCING TO ACCOMPLISH OUR BUSINESS AND STRATEGIC PLANS.

We have very limited funds, and such funds are not adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, the Company will have to approach its business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund its growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

OUR LIKELIHOOD OF PROFITABILITY DEPENDS ON OUR ABILITY TO LICENSE AND/OR DEVELOP AND COMMERCIALIZE PRODUCTS BASED ON OUR LEAD PRODUCT CANDIDATE, ARTEMISONE, A PRE-CLINICAL-STAGE SYNTHETIC ARTEMISININ DERIVATIVE WITH ANTIVIRAL AND ANTIPARASITIC PROPERTIES. OUR LEAD PRODUCT CANDIDATE IS CURRENTLY IN THE DEVELOPMENT STAGE. IF WE ARE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS SUCCESSFULLY, OUR LIKELIHOOD OF PROFITABILITY WILL BE LIMITED SEVERELY.

We are engaged in the business of developing our lead product candidate, artemisone, a pre-clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our lead product candidate and/or licensing of our products, which will require significant additional research and development as well as substantial clinical trials.

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO SUPPORT THE RESEARCH, DEVELOPMENT AND MANUFACTURING OF OUR PRODUCTS BUT WE CANNOT BE SURE WE WILL BE ABLE TO OBTAIN ADDITIONAL FINANCING ON TERMS FAVORABLE TO US WHEN NEEDED.  IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING TO MEET OUR NEEDS, OUR OPERATIONS MAY BE ADVERSELY AFFECTED OR TERMINATED.

It is highly likely that we will need to raise significant additional capital in the future.  Our current financial resources are limited and may not be sufficient to finance our operations until we become profitable, if that ever happens.  It is likely that we will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. Therefore, we are dependent on our ability to sell our securities for funds, receive grants or to otherwise raise capital. There can be no assurance that we will be able to obtain financing. Any sale of our common stock in the future will result in dilution to existing stockholders and could adversely affect the market price of our common stock. Also, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our potential products, which could result in the loss of some or all of one's investment in our common stock.

WE MAY NOT SUCCESSFULLY MAINTAIN OUR EXISTING EXCLUSIVE LICENSING AGREEMENT WITH HADASIT MEDICAL RESEARCH SERVICES & DEVELOPMENT LTD. AND HONG KONG UNIVERSITY OF SCIENCE AND TECHNOLOGY R AND D CORPORATION LIMITED WHICH COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCT CANDIDATES.

We rely on our existing license agreement with Hadasit Medical Research Services & Development Ltd. and Hong Kong University of Science and Technology R and D Corporation Limited with respect to the development of our lead product candidate. Our business also relies on establish new collaborative and licensing arrangements in the future. Our failure to maintain our existing license, or develop new collaborative and licensing arrangements in the future, could adversely affect our ability to develop and commercialize our product candidates and could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

One of the elements of our business strategy is to license our technology to other companies. Our business strategy includes establishing collaborations and licensing agreements with one or more pharmaceutical or biotechnology companies. To date, we have entered into a license agreement with Hadasit and RDC. Notwithstanding, we may not be able to further establish or maintain such licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our product candidates.

Our license agreement contains provisions that could give rise to disputes regarding the rights and obligations of the parties. These and other possible disagreements could lead to termination of the agreement or delays in collaborative research, development, supply, or commercialization of certain product candidates, or could require or result in litigation or arbitration. Moreover, disagreements could arise with our collaborators over rights to intellectual property or our rights to share in any of the future revenues of products developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any such conflicts with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators.

CLINICAL TRIALS ARE VERY EXPENSIVE, TIME-CONSUMING, DIFFICULT TO DESIGN AND IMPLEMENT AND INVOLVE AN UNCERTAIN OUTCOME.

Our only product candidate, artemisone,  is still in development and will require extensive clinical testing before we are prepared to submit an NDA for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for artemisone or whether any such NDA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of artemisone  will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

The commencement and completion of clinical trials may be delayed by several factors, including:

 • failure to obtain regulatory approval to commence a trial;
 • unforeseen safety issues;
 • determination of dosing issues;
 • lack of effectiveness during clinical trials;
 • slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;
 • failure to manufacture sufficient quantities of a drug candidate for use in clinical trials;
 • inability to monitor patients adequately during or after treatment; and
• inability or unwillingness of medical investigators to follow our clinical protocols.

Further, we, the FDA or an institutional review board at a clinical trial site may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements.

EVEN IF WE OBTAIN FDA APPROVAL FOR ARTEMISONE IN THE UNITED STATES, WE MAY NEVER OBTAIN APPROVAL FOR OR COMMERCIALIZE IT IN ANY OTHER JURISDICTION, WHICH WOULD LIMIT OUR ABILITY TO REALIZE ITS FULL MARKET POTENTIAL.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

THIRD PARTIES MAY INITIATE LEGAL PROCEEDINGS ALLEGING THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS, THE OUTCOME OF WHICH WOULD BE UNCERTAIN AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. We may need to seek a license for one or more of these patents.  No assurances can be given that such a license will be available on commercially reasonable terms, if at all.  Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors are able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

POTENTIAL PRODUCT LIABILITY CLAIMS COULD ADVERSELY AFFECT OUR FUTURE EARNINGS AND FINANCIAL CONDITION.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse effects.  We may not be able to maintain adequate levels of insurance for these liabilities at reasonable cost and/or reasonable terms.  Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We had accumulated liabilities of $58 at December 31, 2016. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

WE RELY ON HIGHLY SKILLED PERSONNEL AND, IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE ADDITIONAL QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to retain and motivate existing employees. Due to our reliance upon skilled laborers, the failure to attract, integrate, motivate, and retain current and/or additional key employees could have a material adverse effect on our business, operating results and financial condition. We do not maintain key person life insurance for any of our employees.

IF WE FAIL TO MANAGE GROWTH OR TO PREPARE FOR PRODUCT SCALABILITY EFFECTIVELY, IT COULD HAVE AN ADVERSE EFFECT ON OUR EMPLOYEE EFFICIENCY, PRODUCT QUALITY, WORKING CAPITAL LEVELS AND RESULTS OF OPERATIONS.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of March 31, 2017, we had no full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

OUR MANAGEMENT TEAM MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGIES.

If our management team is unable to execute on its business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

IF WE ARE UNABLE TO RETAIN KEY EXECUTIVES AND OTHER KEY AFFILIATES, OUR GROWTH COULD BE SIGNIFICANTLY INHIBITED AND OUR BUSINESS HARMED WITH A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Prof. Dana Wolf, our Chief Scientific Officer, performs key functions in the operation of our business. The loss of Dr. Wolf could have a material adverse effect upon our business, financial condition, and results of operations. If we lose the services of any senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

INVESTORS MAY HAVE DIFFICULTIES ENFORCING A U.S. JUDGMENT, INCLUDING JUDGMENTS BASED UPON THE CIVIL LIABILITY PROVISIONS OF THE U.S. FEDERAL SECURITIES LAWS, AGAINST US OR OUR EXECUTIVE OFFICERS AND DIRECTORS, OR ASSERTING U.S. SECURITIES LAWS CLAIMS IN ISRAEL.

None of our directors or officers are residents of the United States. Most of our directors’ and officers’ assets and our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our officers and directors.

Moreover, among other reasons, including but not limited to fraud or absence of due process, or the existence of a judgment which is at variance with another judgment that was given in the same matter if a suit in the same matter between the same parties was pending before a court or tribunal in Israel, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel.

OUR CERTIFICATE OF INCORPORATION CONTAINS ANTI-TAKEOVER PROVISIONS WHICH COULD ADVERSELY AFFECT THE VOTING POWER OR OTHER RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

Our certificate of incorporation authorizes the issuance of up to 200,000 shares of preferred stock and our Board of Directors is empowered, without stockholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of common stock. Such authority, together with certain provisions of Delaware law and of our certificate of incorporation and bylaws, may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders of the common stock. Although we have no present intention to issue any additional shares of our preferred stock, we may do so in the future. The board of directors of a Delaware corporation may issue rights, options, warrants or other convertible securities, or rights entitling its holders to purchase, receive or acquire shares or fractions of shares of the corporation or assets or debts or other obligations of the corporation, upon such terms as are determined by the board of directors. Our Board of Directors is free, subject to their fiduciary duties to stockholders, to structure the issuance or exercise of the rights in a manner which may exclude significant stockholders from being entitled to receive such rights or to exercise such rights or in a way which may effectively prevent a takeover of the corporation by persons deemed hostile to management. Nothing contained in our certificate of incorporation will prohibit our Board of Directors from using these types of rights in this manner.

OUR EXECUTIVE OFFICERS AND CERTAIN STOCKHOLDERS POSSESS THE MAJORITY OF OUR VOTING POWER, AND THROUGH THIS OWNERSHIP, CONTROL OUR COMPANY AND OUR CORPORATE ACTIONS.

Our current executive officers and certain large shareholders of the Company hold  approximately 82.67% of the voting power of our outstanding shares. These officers have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

THERE IS A SUBSTANTIAL LACK OF LIQUIDITY OF OUR COMMON STOCK AND VOLATILITY RISKS.

Our common stock is traded on the over-the-counter market with quotations published on the OTC Pink Current Information tier of the OTC Bulletin Board (the “OTCBB”), under the symbol “ATMS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTCBB may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

  The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

•	The increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the Merger may limit interest in our securities;
•	variations in quarterly operating results from the expectations of securities analysts or investors;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
•	announcements of new products or services by us or our competitors;
•	reductions in the market share of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general technological, market or economic trends;
•	investor perception of our industry or prospects;
•	insider selling or buying;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry; and
•	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

BECAUSE WE BECAME PUBLIC BY MEANS OF A “REVERSE MERGER,” WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms and securities institutions may not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity.  No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

OUR COMMON STOCK MAY NEVER BE LISTED ON A MAJOR STOCK EXCHANGE.

While we may seek the listing of our common stock on a national or other securities exchange at some time in the future, we currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition,  the OTCBB is subject to extreme price and volume fluctuations in general.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE WORKING CAPITAL AND ADVERSELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

A portion of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCBB).  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

THE SECURITIES ISSUED IN CONNECTION WITH THE MERGER ARE RESTRICTED SECURITIES AND MAY NOT BE TRANSFERRED IN THE ABSENCE OF REGISTRATION OR THE AVAILABILITY OF A RESALE EXEMPTION.

The shares of common stock being issued in connection with the Merger are being issued in reliance on an exemption from the registration requirements under Section 4(a)(2) of the Securities Act. Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption. In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements. As a result, a purchaser who receives any such securities issued in connection with the Merger may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

WE DO NOT PLAN TO DECLARE OR PAY ANY DIVIDENDS TO OUR STOCKHOLDERS IN THE NEAR FUTURE.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES AND DISTRACT MANAGEMENT.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS OR PRACTICES MAY CAUSE ADVERSE UNEXPECTED FINANCIAL REPORTING FLUCTUATIONS AND AFFECT REPORTED RESULTS OF OPERATIONS.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future.  Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

ALTHOUGH OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER EVALUATED OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND CONSIDERED IT EFFECTIVE AS OF DECEMBER 31, 2016, THERE IS NO ASSURANCE THAT OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WILL CONTINUE TO BE EFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATIONS OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of fiscal year 2016 concluded that our internal control over financial reporting was effective. There is, however, no assurance that we will be able to maintain such effective internal control over financial reporting in the future. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. In the future, if we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

The Company received comment letters from the SEC Division of Corporation Finance dated September 13, 2016, November 14, 2016 and December 29, 2016, regarding its Current Report on Form 8-K originally filed with the SEC on August 29, 2016.  Certain of the comments contained in the comment letter dated December 29, 2016 are unresolved as of March 31, 2017.   However, we have filed responses to each of the SEC's comment letters and we are awaiting the SEC's response to our most recent filing and response letter.  Additionally, we have incorporated additional disclosures in our subsequent periodic filings with the SEC that we believe are responsive to the SEC's comments.

In general, the unresolved staff comments relate to the identification of the location where certain laboratory research has been conducted, as well as the filing of certain exhibits. We believe that the ultimate resolution of these comments will not have a material impact on the consolidated financial statements and/or related footnotes.

ITEM 2. PROPERTIES.

Our principal executive office is currently located at 18 East 16th Street, Suite 307, New York, NY, however, we are in search of new executive offices. Additionally, we utilize the clinical virology laboratory of the Hadassah Medical Center located in Jerusalem, Israel, where our Chief Scientific Officer, Dr. Wolf, conducts research relating to our licensed technology. The clinical virology laboratory is approximately 250 square meters in size. We do not currently own any properties.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to or subject to any material legal proceedings.

ITEM 4.                 MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table sets forth, for the fiscal periods indicated, the high and low bid prices of a share of our common stock as reported by the OTCBB under the symbol “ATMS” for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR 2015
1st Quarter	$1.00	$0.75
2nd Quarter	$0.95	$0.75
3rd Quarter	$0.77	$0.60
4th Quarter	$0.79	$0.50

FISCAL YEAR 2016
1st Quarter	$0.75	$0.51
2nd Quarter	$0.50	$0.37
3rd Quarter	$1.00	$0.40
4th Quarter	$1.80	$0.49

FISCAL YEAR 2017
1st Quarter (through March 30, 2017)	$1.50	$0.60

As of March 31, 2017, there were 81 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the period from August 23, 2016 through and up to December 31, 2016, and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the period from August 23, 2016 and ended December 31, 2016. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

We are a biopharmaceutical company dedicated to the development of novel, safe, and effective agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. Our lead product candidate, artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. We expect to advance artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus (HCMV), and other related clinical indications.

On May 31, 2016, we entered into the License Agreement with Hadasit and RDC, pursuant to which we acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadsit and RDC relating to artemisone. We will rely primarily on the License Agreement with respect to the development of artemisone, our lead product candidate.

To date, we have not generated revenue from the sale of our lead product candidate and do not anticipate generating any revenue for an extended period of time. Our financing activities are described below under “Liquidity and Capital Resources.”

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2016. The utilization of these benefits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

  The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of total revenue:

Period Ended December 31,
2016

Revenues	100%
Cost of revenues	-
Gross profit	-
Operating expenses:
Research and development	-
Selling and marketing	-
General and administrative	-
Total operating expenses	-
Operating Profit (Loss)	-
Financial expenses, net	-
Financial income related to convertible notes and warrants, net	-
Total financial income (expenses), net	-
Other expenses	-
Net Profit (Loss)	-

PERIOD ENDED DECEMBER 31, 2016 (dollars in thousands)

REVENUES.  The Company does not have revenue-producing operations for the fiscal period ended December 31, 2016.

COST OF REVENUES. The Company has no cost of revenues for the fiscal period ended December 31, 2016 due to the fact that the Company has no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the fiscal period ended December 31, 2016.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred $89 in research and development expenses, which consisted primarily of consulting services. We did not capitalize research and development expenses in 2016, as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $0 for the fiscal period ended December 31, 2016, due to the Company being in its developmentalal stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $166 in general and administrative expenses which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.

FINANCIAL EXPENSES, NET. We incurred $9 in financial expenses, net, which were primarily related to exchange rate changes and bank commissions.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets.  We incurred no capital losses in the fiscal period ended December 31, 2016.

NET PROFIT (LOSS). We incurred a net loss of $264 in 2016, which was primarily related to our operational expenses.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of December 31, 2016, we had an accumulated deficit of $264 and a positive working capital (current assets less current liabilities) of $914. Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of December 31, 2016.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  Artemis has not been profitable and we cannot predict when we will achieve profitability. Artemis has experienced net losses and has had no revenues since its inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of December 31, 2016, we had accumulated liabilities of $58.

As of December 31, 2016, we had cash and cash equivalents of $907, and negative cash flow from operating activities of $276 for the period then ended. The negative cash flow from operating activities in the period ended December 31, 2016 is attributable mainly to the net loss of $264, an increase in stock-based compensation expenses of $36, a decrease in accrued expenses and other payables of $28, and a $20 increase in other accounts receivable and prepaid expenses.

We had positive cash flow from financing activities of $1,182 in 2016. The positive cash flow from financing activities in 2016 was attributable mainly to the issuance of common stock in the amount of $608, and to cash required in connection with a reverse merger in the amount of $575.

We did not have any cash flows from or used for investing activities in 2016.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2016.

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer have conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 31, 2017.

NAME	AGE	POSITION

EXECUTIVE OFFICERS
Peter Payne	57	Chief Executive Officer
Chanan Morris	51	Chief Financial Officer
Dana Wolf	59	Chief Scientific Officer
Israel Alfassi	48	Director, Chief Executive Officer of Artemis Pharma, Inc.
Gadi Peleg	41	Director

PETER PAYNE was appointed as Chief Executive Officer in January 2017.  Mr. Payne was previously employed as founder and President of Gennaker Bio, LLC, a life sciences consulting firm, since January 2016, where he also served in the same capacity from July 2012 to October 2013.  From November 2014 to January 2016, he served as Senior Vice President of Business Development & Corporate Strategy at Chimerix, Inc. (NASDAQ: CMRX).  Prior to his time at Chimerix, Inc., starting in October 2013, Mr. Payne was Chief Executive Officer and Co-Founder of eXcelerate Research, Inc. From January 2011 to June 2012, Mr. Payne was employed as the Chief Business Officer and head of U.S. Operations for TcLand Expression, S.A.

CHANAN MORRIS was appointed as Chief Financial Officer in September 2014.  Since October 2011, Mr. Morris has also served as the Vice President of Finance at Mango DSP Ltd., which provides intelligent video solutions using video encoding appliances and intelligent video analytics.  He also provides CFO and business services to public companies and start-up companies. Prior to joining Mango, Mr. Morris served as the Vice President of Finance at Power Paper Ltd. Mr. Morris holds a B.A. in Accounting from Northeastern Illinois University.

ISRAEL ALFASSI was appointed as a Director in August 2016 in conjunction with the closing of the Merger and has served as the Chief Executive Officer and co-founder of Artemis Pharma Inc. since its inception. From 2007 to 2009, Mr. Alfassi served as a Director and Vice President of Products and Business Development for DVTel, later acquired by Flir Systems, Inc. (NASDAQ: FLIR), which provides video surveillance HW & SW solutions. During 2012 he served as the Vice President of Products, and from 2010 to 2011 as Director of Product management and Marketing, for 3i-Mind, a company which primarily provides advanced security solutions & services for governments. Mr. Alfassi has also served in various entrepreneurial roles as the co-founder of TraceTech Security, an Israeli company founded in 2009 focused on explosive and drug trace detection products, serving as the Chief Executive Officer of LoginWall, a cyber security company, in 2013, serving as the Vice President Products and Marketing in 2014 of Kaymera, a leading cyber security provider of secured mobile communication solutions and as a founder of AlgoCrowd Trading, a crowd wisdom based Algotrading Company.

DANA WOLF was appointed as Chief Scientific Officer in August 2016 in conjunction with the closing of the Merger. From 2001 until the present, Dr. Wolf has served as the Head of Clinical Virology, and from 1996 until the present has served as a Senior physician for infectious diseases, at the Hadassah University Hospital in Jerusalem, Israel, where she had previously completed her Internal Medicine residency and her clinical fellowship in Infectious Diseases.   Dr. Wolf has also served as the Director of National Influenza Center in Israel from 2002 until the present, as well as served on the National Advisory Committee on Immunization practices and Infectious Diseases from 2005 until the present. In addition, Dr. Wolf has been a member of the National Epidemics Preparedness Team from 2009 to the present and from 2008 to 2013 served on the National Laboratory Advisory Committee. In 2014, Dr. Wolf was the recipient of the Landau Prize for the Science and Performing Arts in the field of virology. Dr. Wolf holds an M.D. from the Hadassah Hebrew University Medical School.

GADI PELEG was appointed as a director in August 2008. Since May 2003, Mr. Peleg has been the president of Cape Investment Advisors, Inc., a private investment firm. Mr. Peleg also serves on the Board of Directors of Atelier 4, Inc., a logistics firm specializing in the care and transport of fine art and antiquities, which he joined in November 2005. Mr. Peleg received his B.S. from Columbia School of Engineering and Applied Science in 1997, and completed the Owner/President Management Program of Harvard Business School in 2008.  Mr. Peleg’s diverse investment and managerial experience make him suitable to serve as a director of the Company.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal period ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

 CODE OF ETHICS

We currently do not have a code of ethics in place, as we are in the process of revising our preexisting code of conduct and ethics subsequent to the consummation of the Merger.  Now that the Merger has been completed, we developing and plan to adopt a code of conduct and ethics that will apply to all of our employees, our directors, principal executive and financial officers. Disclosure regarding the adoption of, any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of any such amendment or waiver.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all of the compensation awarded to, earned by or paid to each individual serving as Artemis’ principal executive officer during the last completed fiscal years ending December 31, 2016 and 2015.  No executive officer or former executive officer had total compensation greater than $100,000 in 2016.

Summary Compensation Table
(dollars in thousands)

Name and Principal Position	Year	Salary		Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Chanan Morris	2016	35	(1)	2.5	-	-	-	37.5
Chief Financial Officer	2015	30	(1)	-	-	-	-	30

Dana Wolf	2016	4		-	-	-	-	4
Chief Scientific Officer	2015	-		-	-	-	-	-

Israel Alfassi	2016	-		-	-	-	-	-
Director, Chief Executive Officer of Artemis Pharma Inc.	2015	-		-	-	-	-	-

(1)   For the year ended December 31, 2015 and through August 31, 2016, Mr. Morris received a monthly fee of $2,500 in connection with a consulting arrangement with the Company.  His monthly fee was increased to $3,500 per month starting on August 1, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our named executive officers do not have any currently outstanding equity awards.

During 2015, we did not grant any new stock options to our employees or directors.

As consideration for the execution and performance of the Consulting Agreement by and among the Company, effective as of August 23, 2016, Dr. Wolf was awarded an option to purchase: (i) 12,500 shares of the Company’s common stock, whereby 4,167 shares of common stock vests upon the date of grant and 4,167 shares of common stock vest upon the one and two year anniversaries of the grant date, with the option becoming fully vested on August 22, 2018, and (ii)  21.35 shares of Series B Preferred Stock which vest upon the date of grant and 21.35 shares of Series B Preferred Stock which vest upon the one and two year anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. Such 64.05 shares of Series B Preferred Stock are exercisable into 93,576 shares of common stock. The option issued to Dr. Wolf contains an exercise price per share, on a common stock equivalent basis, of $0.01.

DIRECTOR COMPENSATION

The Company did not pay any fees to their respective directors for attendance at meetings of the board; however, the Company may adopt a policy of making such payments in the future.  The Company may reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

CONSULTING, EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Artemis entered into a Consulting Agreement by and between Artemis, Dr. Wolf and Hadasit, effective as of the Effective Time (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Dr. Wolf will serve as the Chief Science Officer and a member of the Scientific Advisory Board of Artemis and shall oversee research and development activities for Artemis. Hadasit shall permit to make Dr. Wolf available to perform services for Artemis for up to 15 hours per month, unless otherwise agreed to by the parties. The term of the Consulting Agreement is 3 years, subject to automatic renewal terms of 12 months, unless earlier terminated by the parties. Artemis may terminate the Consulting Agreement within 21 days of Hadasit filing a petition for bankruptcy or liquidation, immediately in the event Hadasit or Dr. Wolf breaches a material term of the Consulting Agreement and such breach is not cured, if curable, within 21 days of delivery to Hadasit of written notice of such breach. Hadasit may terminate the Consulting Agreement within 21 days of Artemis filing a petition for bankruptcy or liquidation, immediately in the event the Company breaches a material term of the Consulting Agreement, License Agreement or Sponsored Research Agreement and such breach is not cured, if curable, within 21 days of delivery to the Company of written notice of such breach. Dr. Wolf may terminate the Consulting Agreement upon 60 days prior notice. As consideration for the execution and performance of the Consulting Agreement, Artemis agreed to a monthly service fee to Dr. Wolf in the amount of $2,000 per month, plus value added tax, a fee of $300 per hour for any hour in excess of 15 hours worked by Dr. Wolf, $1,500 per day for trips made abroad by Dr. Wolf, as well as stock options in the amount of an aggregate of 300 shares to Hadasit (entitled to 50 of such option shares) and Dr. Wolf (entitled to 250 of such option shares), representing 3% of the issued and outstanding common stock of Artemis on a fully diluted basis, each subject to vesting. In that regard, Dr. Wolf was awarded an option to purchase 105,608 shares of the Company’s common stock, whereby 35,202 shares of common stock vests upon the date of grant and 35,203 shares of common stock vest upon each of the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. The option issued to Dr. Wolf has an exercise price per share, on a common stock equivalent basis, of $0.01. In addition, Hadasit was awarded an option to purchase 21,122 shares of the Company’s common stock, whereby 7,040 shares of common stock vests upon the date of grant and 7,041 shares of common stock vest upon each of the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. The option issued to Hadasit has an exercise price per share, on a common stock equivalent basis, of $0.01.

Effective as of January 10, 2017, the Company appointed Mr. Peter N. Payne, age 57, to serve as the Company’s Chief Executive Officer, effective as of January 10, 2017.  For his services as Chief Executive Officer, Mr. Payne will receive an annual salary in the amount of $180,000.  If, by December 31, 2017 (the “Investment Date”), the Company receives capital investments in the aggregate amount of at least $4,000,000, Mr. Payne’s salary will increase to an annual rate of $300,000, and he shall receive a bonus of $10,000 for each month of employment prior to the Investment Date. Mr. Payne is also entitled to receive an annual bonus at the discretion of the Company’s Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of March 31, 2017 regarding beneficial ownership of our common stock by: (i) each person known to us who beneficially owns more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

As of March 31, 2017, we had 4,818,259 shares of common stock outstanding.

Shareholder (1)	Beneficial Ownership		Percent of Class (2)
Peter Payne	0		0%
Israel Alfassi	253,460		5.26%
Chanan Morris	0		0%
Gadi Peleg	69,556		1.44%
Dana Wolf	35,203	(3)	* %
Officers and Directors as a group (5 persons)	358,219		6.70%
Other 5% Holders	243,588		5.06%
Tonak Ltd.	2,880,568	(4)	59.78%
Zavit Holdings Ltd.	337,947	(5)	7.01%
ICTS International N.V. and affiliates	198,311	(6)	4.12%

* less than 1%

(1)	The address for all stockholders listed above is 18 East 16th Street, Suite 307, New York, NY.
(2)	Based upon 4,818,259 shares of common stock outstanding as of March 31, 2017.
(3)	Represents shares underlying stock options issued to Dr. Wolf effective as of August 23, 2016.

(4)	Consists of 2,880,568 shares of common stock beneficially owned by Tonak Ltd. Mr. Nadav Kidron is the natural person with voting and dispositive power over our securities held by Tonak Ltd.

(5)
Consists of 337,947 shares of common stock beneficially owned by Zavit Holdings, Ltd. Mr. Amiad Solomon is the natural person with voting and dispositive power over our securities held by Zavit Holdings, Ltd.

(6)
Includes 10,882 shares of common stock beneficially owned by ICTS-USA, Inc., a wholly owned subsidiary of ICTS International, N.V.; 61,514 shares of common stock beneficially owned by ICTS Information Systems, B.V., a wholly owned subsidiary of ICTS International, N.V.; and 125,915 shares of common stock owned by ICTS International N.V. This information is based solely on information provided by the Company’s Transfer Agent, Pacific Stock Transfer Company as of August 23, 2016. Based solely on a Schedule 13D filed with the SEC on October 11, 2013, the following are the names and positions of the executive officers and directors of ICTS International, N.V.:  Menachem Atzmon, Chairman, Gordon Hausmann, Director, Philip Getter, Director, Gail Lieberman, Director, David Sass, Director, Ranaan Nir, Managing Director and Ran Langer, Managing Director. Each executive officer and director listed disclaimed beneficial ownership of the shares of common stock beneficially owned by ICTS International, N.V.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2016. Our stockholder approved equity compensation plan consists of: (i) the Company’s 2002 Employee, Director and Consultant Option Plan, or the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

In September 2011, the Company’s stockholders approved and ratified the Stock Plan. The purpose of the Stock Plan is to encourage eligible employees, directors and other individuals who render services to the Company and its subsidiaries to continue their association with the Company and its subsidiaries by providing opportunities for them to participate in the ownership of the Company and in its future growth through the issuance to such persons of restricted shares of Common Stock of the Company. The total number of shares that can be issued under the Stock Plan shall be determined from time to time by the Board of Directors, provided, however, that such number, together with the number of shares that may be issued under the Option Plan, and options granted outside the Option Plan, shall not exceed 200,000 shares. The Stock Plan is administered by the Board of Directors.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plans approved by security holders	-	$-	43,069
Equity compensation plans not approved by security holders	-	$-	0
Total of all directors and current executive officers (3 persons)	-		43,069

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

As of the Effective Time, Artemis entered into the Consulting Agreement by and between Artemis, Dr. Wolf and Hadasit. Pursuant to the terms of the Consulting Agreement, Dr. Wolf will serve as the Chief Science Officer and a member of the Scientific Advisory Board of Artemis and shall oversee research and development activities for Artemis. Hadasit shall permit to make Dr. Wolf available to perform services for Artemis for up to 15 hours per month, unless otherwise agreed to by the parties. The term of the Consulting Agreement is 3 years, subject to automatic renewal terms of 12 months, unless earlier terminated by the parties. Artemis may terminate the Consulting Agreement within 21 days of Hadasit filing a petition for bankruptcy or liquidation, immediately in the event Hadasit or Dr. Wolf breaches a material term of the Consulting Agreement and such breach is not cured, if curable, within 21 days of delivery to Hadasit of written notice of such breach. Hadasit may terminate the Consulting Agreement within 21 days of Artemis filing a petition for bankruptcy or liquidation, immediately in the event the Company breaches a material term of the Consulting Agreement, License Agreement or Sponsored Research Agreement and such breach is not cured, if curable, within 21 days of delivery to the Company of written notice of such breach. Dr. Wolf may terminate the Consulting Agreement upon 60 days prior notice. As consideration for the execution and performance of the Consulting Agreement, Artemis agreed to a monthly service fee to Dr. Wolf in the amount of $2,000 per month, plus value added tax, a fee of $300 per hour for any hour in excess of 15 hours worked by Dr. Wolf, $1,500 per day for trips made abroad by Dr. Wolf, as well as stock options in the amount of an aggregate of 300 shares to Hadasit (entitled to 50 of such option shares) and Dr. Wolf (entitled to 250 of such option shares), representing 3% of the issued and outstanding common stock of Artemis on a fully diluted basis, each subject to vesting.

In that regard, Dr. Wolf was awarded an option to purchase 105,608 shares of the Company’s common stock, whereby 35,202 shares of common stock vests upon the date of grant and 35,203 shares of common stock vest upon the each of the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. The option issued to Dr. Wolf has an exercise price per share, on a common stock equivalent basis, of $0.01. In addition, Hadasit was awarded an option to purchase 21,122 shares of the Company’s common stock, whereby 7,040 shares of common stock vests upon the date of grant and 7,041 shares of common stock vest upon each of the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. The option issued to Hadasit has an exercise price per share, on a common stock equivalent basis, of $0.01.

DIRECTOR INDEPENDENCE

As our common stock is currently traded on the OTCBB, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. Nonetheless, none of the directors currently serving on the Board of Directors is an independent director within the meaning of NASDAQ Rule 5605(a)(2).

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAC, for the audit of our annual financial statements for the years ended December 31, 2016 and December 31, 2015 and fees billed for other services rendered by BAC during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2015

Audit fees (1)	$22	$28
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$22	$28

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
10.5

License Agreement by and between Artemis Therapeutics, Inc., Hadasit Medical Research Services & Development Ltd. and  Hong Kong University of Science and Technology R and D Corporation Limited, dated May 31, 2016 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2016).

10.6
Amendment No. 1 to License Agreement by and between Artemis Therapeutics, Inc., Hadasit Medical Research Services & Development Ltd. and  Hong Kong University of Science and Technology R and D Corporation Limited, dated August 22, 2016 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 15, 2016).

10.7	Agreement and Plan of Merger, dated August 2, 2016 (previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 15, 2016).
10.8

Consulting Agreement by and between Artemis Therapeutics, Inc., Hadasit Medical Research Services & Development Ltd. and Dr. Dana Wolf, dated August 23, 2016 (previously filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 15, 2016).

10.9	Securities Purchase Agreement, dated August 2, 2016 (previously filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on December 15, 2016).
10.10
Employment Agreement, dated as of January 5, 2017, by and between the Company and Peter Payne  (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 17, 2017).

31.1	Rule 13-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certifications of Chief Executive and Chief Financial Officers.**

101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

ITEM 16.       10-K SUMMARY.

None.

ARTEMIS THERAPEUTICS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

U.S. DOLLARS IN THOUSANDS

Artemis Therapeutics Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Artemis Therapeutics Inc.

We have audited the accompanying consolidated balance sheet of Artemis Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and the related consolidated statement of comprehensive loss, stockholders' equity, and cash flows for the period from April 19, 2016 (Inception) to the period ended December 31, 2016. These financial statements are the responsibility of the Company's Board of Directors and management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and cash flows for the period from April 19, 2016 (Inception) to the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To date, the Company has not generated revenue and does not anticipate generating revenue for an extended period of time. These conditions result in substantial doubts about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

Brightman Almagor Zohar & Co.
Certified Public Accountants
Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel
March 27, 2017

Artemis Therapeutics Inc.
Consolidated Balance Sheet
(USD in thousands, except share data)

		As of December 31,
	Note	2016

ASSETS

Current assets
Cash and cash equivalents		907
Other accounts receivable and prepaid expenses		65
Total current assets		972

TOTAL ASSETS		972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		58
Total current liabilities		58

Commitments and Contingencies	3	-

Total Liabilities		58

Shareholders' equity
Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,774,549 as of December 31, 2016		2,887
Additional paid in capital	6	(1,709)
Accumulated deficit		(264)
Total shareholders' equity		914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		972

* Share data is retroactively adjusted to reflect the 1 to 50 reverse stock split (refer to Note 6)

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statement of Operation
(USD in thousands, except per share data)

For the period from April 19 (Inception), 2016 to December 31, 2016

Research and development expenses	89

General and administrative	166

Operating loss	255

Finance Expense	9

Net loss	264

Loss per share:
Basic and diluted net loss per share	(0.05)

Weighted average number of common stocks used in calculation of net loss per share(*):
Basic and diluted	4,991,828

* Share data is retroactively adjusted as if the reverse stock split (refer to Note 6) occurred at the beginning of the earliest period presented

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statements of changes of shareholder's equity (deficiency)
(USD in thousands, except share data)

	Share Capital (***)
	Number of stock	USD		Additional paid in capital	Accumulated Deficit	Total shareholders' equity (deficiency)

Establishment of the company
April 2016	3,945,998	(**	)	-	-	(	*)

Issuance of shares	238,270	(**	)	127		127

Share based compensation	-	-		36	-	36
Effect of reverse recapitalization	863,453	(**) 2,524		(1,990)	-	534
Issuance of shares	726,828	363		118	-	481
Net Loss	-	-		-	(264)	(264)

BALANCE AS OF December 31, 2016	5,774,549	2,887		(1,709)	(260)	914

(*)    Represents an amount lower than $1,000

(**) Share data has been adjusted based on the equivalent number of shares received by the accounting acquirer as a result of the reverse recapitalization

(***) Share data includes preferred shares convertible to common shares on an as-converted basis, and is retroactively adjusted to reflect the one for fifty reverse stock split (refer to Note 6). All preferred shares were converted to common shares prior to December 31 2016.

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
Consolidated Statements of Cash Flows
(USD in thousands)

For the period from April 19 (Inception), 2016 to December 31, 2016

Net cash used in operating activities
Net loss	(264)

Stock-based compensation expenses	36
Decrease in accrued expenses and other payables	(28)
Increase in Other Accounts receivable and prepaid expenses	(20)

Net cash used in operating activities	(276)

Cash flows from Financing Activities
Issuance of ordinary shares	608
Cash acquired in connection with reverse acquisition (Note 1A)	575

Cash flows from Financing Activities	1,183

Increase (decrease) in cash and cash equivalents	907
Cash and cash equivalents at the beginning of the period	-

Cash and cash equivalents at the end of the period	907

Supplemental information for Cash Flow:

Assets (liabilities) acquired:	As of Aug 23 2016 (Reverse Merger Consummation Date)

Current assets and liabilities excluding cash and cash equivalents	41
Reverse acquisition effect on equity	534

575

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
Notes to the financial statements
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

On August 23, 2016, the Predecessor Company consummated an agreement and plan of merger (the “Merger Agreement”) with Artemis Pharma Inc. (formerly, Artemis Therapeutics Inc.), a Delaware corporation (“Artemis”). Pursuant to the terms of the Merger Agreement, in exchange for the outstanding shares of Artemis, the Company issued to Artemis shareholders a total of 460,000 shares (as adjusted to reflect the reverse stock split) of the Predecessor Company's common stock and series B convertible preferred stock convertible into 3,724,225 shares (as adjusted to reflect the reverse stock split) (the “Merger”). All series B preferred shares were converted to common shares prior to December 31, 2016. Immediately following the consummation of the Merger Agreement, Artemis stockholders owned approximately 82% of the Company’s common stock, on a fully diluted basis. Following the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, ownership was reduced, after which Artemis stockholders owned approximately 73% of the Company’s common stock, on a fully diluted basis. (refer to note 6).

As a result of the Merger, Artemis became a wholly owned subsidiary of the Company. Artemis’ fiscal year end is December 31.

The Merger between the Predecessor Company and Artemis was accounted for as a reverse recapitalization and, as a result of the Merger, the Predecessor Company ceased to be a shell company. As the shareholders of Artemis received the largest ownership interest in the Predecessor Company, Artemis was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Predecessor Company were replaced with the historical financial statements of Artemis. Following the Merger, the Predecessor Company and its subsidiary, Artemis, are collectively referred to as the "Company".

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 1 -   GENERAL (cont.)

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

NOTE 2	- SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in United Sates of America ("US GAAP").

B.        Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with u US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect reported amounts and disclosures made. Actual results could differ from those estimates.

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 2	- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C.	Cash and cash equivalents

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

The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future.

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

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.        Basic and diluted net loss per share:

Basic loss per share is computed by dividing the net loss applicable to holders of Ordinary Shares by the weighted average number of shares of Ordinary Shares outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to holders of Ordinary Shares by the weighted average number of Ordinary Shares outstanding plus the number of additional Ordinary Shares that would have been outstanding if all potentially dilutive Ordinary Shares had been issued, using the treasury stock method, in accordance with ASC 260-10 "Earnings per Share". Potentially dilutive Ordinary Shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

H.        Income Tax

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

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 2     - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

I.	Share-based compensation:

The Company applies ASC 718-10, "Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to service providers, employees and directors including stock options under the Company's stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's statement of operations.

The Company estimates the fair value of stock options granted as share-based payment awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector for equity awards granted prior to the Merger and on the Company's trading share price for equity awards granted subsequent to the Merger.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected stock option term is calculated for stock options granted to employees and directors using the "simplified" method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the stock options granted and the results of operations of the Company.

J.	Recent Accounting Standards:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under US GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company has not yet determined the impact of the new standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies certain provisions associated with the accounting for stock compensation.  Among other things, ASU 2016-09 requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of income and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities in the statement of cash flows.  ASU 2016-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently reviewing and evaluating this guidance and its impact on its consolidated financial statements.

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 3   - COMMITMENTS AND CONTINGENCIES

            Agreement with Hadasit and RDC

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadsit and RDC relating to Artemisone. Artemis will rely primarily on the License Agreement with respect to the development of Artemisone, its lead product candidate.

NOTE 4 - INCOME TAX

A.        Tax rates applicable to the income

The Company is subject to a blended US tax rate (Federal as well as State Corporate Tax) of 35% in 2016. The Company's subsidiary in Israel is subject to income tax at a regular corporate tax 25% in 2016.

In December 2016, a legislation to amend the corporate income tax law was published. The legislation determined a decrease of the corporate income tax law as of January 1, 2017 to 24% (1% decrease) and as of January 1, 2018 to 23% (additional 1% decrease).

B.        Deferred income taxes

As the entity is still in its development stage and has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

As of December 31, 2016

Deferred tax assets:
Deferred taxes due to carryforward losses	3,583

Valuation allowance	(3,583)

Net deferred tax asset	-

B.        Tax loss carry-forwards

Net operating loss carry-forwards as of December 31, 2016 are as follows:

Israel	4,518
United States (*)	7,011

11,529

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

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

In connection with historic financings, New York Global Innovations Inc. issued warrants to investors as follows:

ISSUANCE DATE	OUTSTANDING AS OF December 31, 2016 *	EXERCISE PRICE	EXERCISABLE THROUGH

January 2010 **	43,069	$0.055	April 2018

* Amount of warrants is retroactively adjusted to reflect the 1 to 50 reverse stock split

NOTE 6   - STOCK CAPITAL

A.	Stockholders Rights:

Ordinary shares confer upon their holders the right to receive notice to participate and vote in general meetings of shareholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

B.
Preferred Stock

Preferred shares confer upon their holders the right to receive dividends when paid to holders of Common Stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company. In December 2016, all preferred shares were converted into 3,724,225 shares of common stock.

Since the preferred shares were issued as a temporary vehicle designed to facilitate certain technicalities associated with the reverse stock split, and since the preferred shares were certain to be converted at the date they were issued, they were included in basic EPS as contingently issuable common shares in relation to which there were no circumstance under which those shares would not be issued, as well as in the shareholders equity statement as common shares on an as converted basis.

C.	Issuance of Shares:

On August 19, 2016 and prior to consummation of the merger, the Company issued 524  shares of common stock (238,629 shares as adjusted to reflect the reverse recapitalization and reverse stock split) for an aggregate purchase price of $127 which was received in October 2016.

In August 2016, immediately upon consummation of the Merger Agreement, the Company issued 68,321 shares of the Company’s common stock and as well as the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 common shares to an investor for an aggregate purchase price of $481,000 (net of issuance expenses). All preferred shares were converted into common shares prior to December 31 2016.

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 6   - STOCK CAPITAL (Cont.)

D.
Reverse Stock Split:

On December 16, 2016, the Company effected a one-for-fifty (1:50) reverse stock split of its issued and outstanding shares of common stock. Share data included in these financial statements is retroactively adjusted as if the reverse stock split had occurred at the beginning of the earliest period presented.

E.
Options issued to consultants:

On August 22, 2016, the Company granted 126,730 stock options to consultants. Each stock option is exercisable into a share of common stock of the Company and expires  no later than 10 years from the date of grant.

1/3 of the options are vested on the grant date and 1/3 options upon the one and two year anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized compensation expenses in the amount of $36,066 included in research and development expenses.

	For the period from April 19 2016 (Inception) to December 31, 2016
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	-	-
Granted	126,730	$0.01
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	126,730	$0.01	93,780
Vested and expected-to-vest at end of period	42,243	$0.01	31,938

Artemis Therapeutics Inc.
Notes to the financial statements
(USD in thousands)

NOTE 6   - STOCK CAPITAL (Cont.)

E.	Options issued to consultants (Cont.).:

A summary of the Company's option activity and related information is as follows:

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company's common stock on December 31, 2016 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2016, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of December 31,
	2 0 1 6	2016	2016

0.01	126,730	9.65	42,243

As the exercise price of the options is nominal, the Company estimated their fair value based on the value of the Company's shares at the measurement date.

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE

/s/ Peter Payne	Chief Executive Officer	March 31, 2017
By: Peter Payne

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gadi Peleg	Chairman of the Board	March 31, 2017
By: Gadi Peleg

/s/ Peter Payne	Chief Executive Officer	March 31, 2017
By: Peter Payne

/s/ Chanan Morris	Chief Financial Officer	March 31, 2017
By: Chanan Morris	(Principal Financial and Accounting Officer)
/s/ Israel Alfassi	Director	March 31, 2017
By: Israel Alfassi