Form 10-K/A
period 2016-12-31
Artemis Therapeutics, Inc.
filed 2017-05-11
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Commission file number: 001-24431

ARTEMIS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1417774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 EAST 16TH STREET, SUITE 307, NEW YORK, NY	10003
(Address of principal executive offices)	(Zip Code)
(646) 233-1454
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None.
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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,031.44.

As of May 10, 2017, the Registrant had outstanding 4,818,259 shares of Common Stock, par value $0.01 per share.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Artemis Therapeutics, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016 (this “Amendment No. 1”), filed with the Securities and Exchange Commission on March 31, 2017 (the “Form 10-K”), is to correct a typographical error in the date for the Report of Independent Registered Public Accounting Firm to the Board of Directors and the Company included on page F-2 of the Company’s Consolidated Financial Statements as of December 31, 2016 (the “Report”).  The Report in the original Form 10-K is incorrectly dated March 27, 2017.  The correct date for the Report is March 31, 2017.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company has repeated the entire text of Item 8 and Item 15 of the Form 10-K in this Amendment No. 1, however, there have been no changes to such items other than to replace the audit report of Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, to correct the date as described above.

In addition, the Company is filing this Amendment No. 1 to correct an inadvertent error on the cover page of the Form 10-K in which the box identifying the Company as a shell company was incorrectly checked “Yes”. The error has been corrected in this Amendment No. 1 by checking the “No” box in response to this item on the cover page.

Other than these corrections to the Report, no other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or otherwise modify or update in any way disclosures made in the Form 10-K. This Amendment No. 1 should be read in conjunction with the Form 10-K.

ARTEMIS THERAPEUTICS, INC.
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2016

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The  consolidated financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements.

(2)	Exhibits. See subsection (b) below.

(b)	The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1
Articles of Incorporation of the Company, as amended (previously filed as exhibit 3.1 to our Form 10-SB filed with the SEC on June 10, 1998; Exhibits 3.1 and 3.2 to our Current Report on Form 8-K filed with the SEC on November 8, 2002; Exhibit 4 to our Current Report on Form 8-K filed with the SEC on July 22, 2003; and Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 24, 2010; and Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2016).

3.2
By-Laws, as amended (previously filed as exhibit 3.2 to our Form 10-SB on June 10, 1998; Exhibit 3.4 to our Quarterly Report on Form 10-QSB filed on November 14, 2002; Exhibit 5 to our Current Report on Form 8-K on July 22, 2003; and Exhibit 3.1 to our Current Report on Form 8-K filed on April 4, 2008).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).
10.4	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).
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

31.1*	Certification by CEO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification by CFO pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2*	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.1**
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.

*  Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

May 10, 2017	By:	/s/ Peter Payne
Peter Payne
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer (Principal Financial and Accounting Officer)

ARTEMIS THERAPEUTICS, INC.

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
March 31, 2017

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