Form 10-Q
period 2017-03-31
Artemis Therapeutics, Inc.
filed 2017-05-15
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☒ Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding was 4,818,259 as of May 15, 2017.

ARTEMIS THERAPEUTICS, INC.

PART I.               FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of March 31,	As of December 31,
	Note	2017 (Unaudited)	2016 (Audited)

ASSETS

Current assets
Cash and cash equivalents		759	907
Other accounts receivable and prepaid expenses		46	65
Total current assets		805	972

TOTAL ASSETS		805	972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		61	58
Total current liabilities		61	58

Commitments and Contingencies	3	-	-

Total Liabilities		61	58

Stockholders' equity
Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,774,549 as of March 31, 2017 and as of December 31, 2016		2,887	2,887
Additional paid in capital	6	(1,694)	(1,709)
Accumulated deficit		(449)	(264)
Total stockholders' equity		744	914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		805	972

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Interim Consolidated Statements of Operation (Unaudited)
(USD in thousands, except share data)

Three Months Ended March 31, 2017

Research and development expenses	47

General and administrative	138

Operating loss	185

Net loss	185

Loss per share:
Basic and diluted net loss per share	(0.03)

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted	5,774,549

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
(USD in thousands, except share data)

	Share Capital		Additional		Total
	Number of Shares	USD	Paid In Capital	Accumulated Deficit	Stockholders' Equity (Deficiency)

BALANCE AS OF December 31, 2016	5,774,549	2,887	(1,709)	(264)	914

Stock-based compensation	-		15	-	15

Net loss for the three months ended March 31, 2017				(185)	(185)

Balance as of March 31, 2017	5,774,549	2,887	(1,694)	(449)	744

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
(USD in thousands, except share data)

Three Months Ended March 31, 2017

Net cash used in operating activities
Net Loss	(185)

Stock-based compensation expenses	15
Decrease in other accounts receivable and prepaid expenses	19
Increase in accrued expenses and other payables	3

Net cash used in operating activities	(148)

Increase (decrease) in cash and cash equivalents	(148)
Cash and cash equivalents at the beginning of the period	907

Cash and cash equivalents at the end of the period	759

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
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

On August 23, 2016, the Predecessor Company consummated an agreement and plan of merger (the “Merger Agreement”) with Artemis Pharma Inc. (formerly, Artemis Therapeutics Inc.), a Delaware corporation (“Artemis”) and its wholly-owned subsidiary, Artemis Acquisition Corp., a Delaware corporation (“Merger Subsidiary”). Pursuant to the terms of the Merger Agreement, Artemis merged with and into the Merger Subsidiary, with Artemis being the surviving entity (the “Merger”).  Following the Merger, the Company adopted the business plan of Artemis and Artemis became a wholly-owned subsidiary of the Company.  On December 16, 2016, the Company changed its name to Artemis Therapeutics, Inc.  In exchange for the outstanding shares of Artemis, the Company issued to Artemis shareholders a total of 460,000 shares (as adjusted to reflect the reverse stock split) of the Predecessor Company's common stock and series B convertible preferred stock convertible into 3,724,225 shares (as adjusted to reflect the reverse stock split). All series B preferred shares were converted to common shares prior to December 31, 2016. Immediately following the consummation of the Merger, Artemis stockholders owned approximately 82% of the Company’s common stock on a fully diluted basis. Following the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, Artemis stockholders owned approximately 73% of the Company’s common stock on a fully diluted basis. (Refer to Note 6).

Artemis’ fiscal year end is December 31.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 1 -   GENERAL (cont.)

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

Artemis was incorporated in the State of Delaware on April 19, 2016. Artemis is engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. Artemis’s lead product candidate, Artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. Artemis expects to advance Artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus (HCMV), and other related clinical indications.

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

Artemis has not generated any revenues from its activities and has incurred substantial operating losses. Management expects Artemis to continue to generate substantial operating losses and to continue to fund its operations primarily through additional raises of capital. Such conditions raise substantial doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 -    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.  Recent Accounting Standards:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact the new standard will have on its consolidated financial statements.

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
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

In December 2016, a legislation to amend the corporate income tax law in Israel was published. The legislation determined a decrease of the corporate income tax law as of January 1, 2017 to 24% (1% decrease) and as of January 1, 2018 to 23% (additional 1% decrease).

B.	Deferred income taxes

As the entity is still in its development stage and has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of March 31, 2017	As of December 31, 2017

Deferred tax assets:
Deferred taxes due to carryforward losses	3,598	3,583

Valuation allowance	(3,598)	(3,583)

Net deferred tax asset	-	-

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 4 - INCOME TAX (Cont.)

B.	Tax loss carry-forwards

Net operating loss carry-forwards as of March 31, 2017 are as follows:

Israel	4,560	4,518
United States (*)	7,155	7,011

	11,715	11,529

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

NOTE 5 – WARRANTS ISSUED TO INVESTORS

In connection with historical financings, the Company issued warrants to investors as follows:

ISSUANCE DATE	OUTSTANDING AS OF December 31, 2016 and March 31, 2017 *	EXERCISE PRICE	EXERCISABLE THROUGH

January 2010	43,069	$0.055	April 2018

* Amount of warrants is retroactively adjusted to reflect the 1 to 50 reverse stock split

NOTE 6   - STOCK CAPITAL

A.	Stockholders Rights:

Shares of common stock confer upon their holders the right to receive notice to participate and vote in general meetings of shareholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 6   - STOCK CAPITAL (Cont.)

B.	Preferred Stock

Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company. In December 2016, all Series B preferred shares were converted into 3,724,225 shares of common stock.

Since the Series B preferred shares were issued as a temporary vehicle designed to facilitate certain technicalities associated with the reverse stock split, and since the preferred shares were certain to be converted at the date they were issued, they were included in basic EPS as contingently issuable shares of common stock in relation to which there were no circumstance under which those shares would not be issued, as well as in the shareholders equity statement as shares of common stock on an as-converted basis.

C.	Issuance of Shares:

On August 19, 2016 and prior to consummation of the merger, Artemis issued 524  shares of common stock (238,629 shares as adjusted to reflect the reverse recapitalization and reverse stock split) for an aggregate purchase price of $127 which was received in October 2016.

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company’s common stock, as well as the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses).

D.	Reverse Stock Split:

On December 16, 2016, the Company effected a one-for-fifty (1:50) reverse stock split of its issued and outstanding shares of common stock. Share data included in these financial statements is retroactively adjusted as if the reverse stock split had occurred at the beginning of the earliest period presented.

E.	Options issued to consultants:

On August 22, 2016, the Company granted 126,730 stock options to consultants. Each stock option is exercisable into a share of the Company’s common stock of  and expires no later than 10 years from the date of grant.

One third of the options are vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized compensation expenses in the amount of $9,055, included in Research and Development Expenses.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

A summary of the Company's option activity and related information is as follows:

	For the three months ended March 31, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	126,730	$0.01
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	126,730	$0.01	125,462
Vested and expected-to-vest at end of period	42,243	$0.01	41,820

Exercise price	Stock options outstanding as of March 31,	Weighted average remaining contractual life – years as of March 31,	Stock options exercisable as of March 31,
	$2 0 1 6	2017	2017

0.01	126,730	9.4	42,243

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on December 31, 2016, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of March 31, 2017, have been separated into exercise price, as follows:

As the exercise price of the options is nominal, the Company estimated their fair values based on the value of the Company's shares at the measurement date.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to “we,” “us,” or “our,”  refer to Artemis Therapeutics, Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements.” Generally, forward-looking statements include words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “could,” “may,” “might,” “should,” “will,” the negative of such terms, and words and phrases of similar import. For example, when we discuss possible development strategies, we are using forward-looking statements.  Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including, but not limited to, the risks detailed from time to time in our filings with the Securities and Exchange Commission, or the SEC. These risks and uncertainties could cause our actual results to differ materially from those described in our forward-looking statements. Any forward-looking statement represents our expectations or forecasts only as of the date it was made and should not be relied upon as representing its expectations or forecasts as of any subsequent date. Except as required by law, we undertake no obligation to correct or update any forward-looking statement, whether as a result of new information, future events or otherwise, even if our expectations or forecasts change.

The following discussion and analysis should be read in conjunction with the financial statements, related notes and other information included in this Quarterly Report on Form 10-Q and with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K.

OVERVIEW

We are a biopharmaceutical company dedicated to the development of novel, safe, and effective agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. Our lead product candidate, artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. We expect to advance artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus, and other related clinical indications.

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

On May 31, 2016, we entered into a license agreement (the “License Agreement”) by and among the Company, Hadasit Medical Research Services and Development Ltd. (“Hadasit”) and Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”), pursuant to which we acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadasit and RDC relating to artemisone. We will rely primarily on the License Agreement with respect to the development of artemisone, our lead product candidate.

To date, we have not generated revenue from the sale of our lead product candidate and do not anticipate generating any revenue for an extended period of time. Our financing activities are described below under “Liquidity and Capital Resources.”

THREE MONTHS ENDED MARCH 31, 2017 (dollars in thousands)

REVENUES.  The Company does not have revenue-producing operations for the three months ended March 31, 2017.

COST OF REVENUES. The Company has no cost of revenues for the three months ended March 31, 2017 due to the fact that the Company has no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the three months ended March 31, 2017.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred $47 in research and development expenses, which consisted primarily of consulting services and patent expenses. We did not capitalize research and development expenses in the three months ended March 31, 2017, as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended March 31, 2017, due to the Company being in its developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $138 in general and administrative expenses which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.

FINANCIAL EXPENSES, NET. We incurred no financial expenses for the three months ended March 31, 2017.

OTHER EXPENSES.  We incurred no capital losses in the three months ended March 31, 2017.

NET PROFIT (LOSS). We incurred a net loss of $185 in the three months ended March 31, 2017, which was primarily related to our operational expenses.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of March 31, 2017, we had an accumulated deficit of $449 and a positive working capital (current assets less current liabilities) of $745. Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of March 31, 2017.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  Artemis has not been profitable and we cannot predict when we will achieve profitability. Artemis has experienced net losses and has had no revenues since its inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of March 31, 2017, we had accumulated liabilities of $61.

As of March 31, 2017, we had cash and cash equivalents of $759, and negative cash flows from operating activities of $148 for the period then ended. The negative cash flow from operating activities in the period ended March 31, 2017 is attributable mainly to the net loss of $185, stock-based compensation expenses of $15, an increase in accrued expenses and other payables of $3, and a $19 decrease in other accounts receivable and prepaid expenses.

We did not have any cash flows from or used for financing or investing activities for the period ended March 31, 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None.

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.              CONTROLS AND PROCEDURES

Under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2017.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 6.              EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: May 15, 2017	By:	/s/ Peter Payne
Peter Payne
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)