Form 10-Q
period 2017-06-30
Artemis Therapeutics, Inc.
filed 2017-08-15
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding was 4,818,259 as of August 14, 2017.

ARTEMIS THERAPEUTICS, INC.

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheet as of June 30, 2017 (unaudited) and December 31, 2016 (audited)	5

	Condensed Consolidated Statements of Operations (unaudited) for the Six and Three Months Ended June 30, 2017 and for the period from April 19 (Inception), 2016 to June 30, 2016	6

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2017 and for the period from April 19 (Inception), 2016 to June 30, 2016	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	21
Item 6.	Exhibits	21

SIGNATURES		22

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of June 30,		As of December 31,
	Note	2017 (Unaudited)		2016 (Audited)

ASSETS

Current assets
Cash and cash equivalents		555		907
Other accounts receivable and prepaid expenses		40		65
Total current assets		595		972

TOTAL ASSETS		595		972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		55		58
Total current liabilities		55		58

Commitments and Contingencies	3	-		-

Total Liabilities				58

Stockholders' equity
Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of June 30, 2017 and as December 31, 2016		(*	)	(*	)
Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,116,041 as of June 30, 2017 and as of December 31, 2016		51		51
Additional paid in capital	7	1,174		1,127
Accumulated deficit		(685)		(264)
Total stockholders' equity		540		914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		595		972

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Interim Consolidated Statements of Operation (Unaudited)
(USD in thousands, except share data)

	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	For the period from April 19 (Inception), 2016 to June 30, 2016

Research and development expenses	146	99	-

General and administrative	280	142	18

Operating loss	426	241	18

Finance Income	5	5	-

Net loss	421	246	18

Net loss used in the calculation of basic and diluted net loss per share (Note 6)	373	218	18

Net loss per share, basic and diluted (Note 6)	0.07	0.04	0.00

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted	5,116,041	5,116,041	3,945,998

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
(USD in thousands, except share data)

	Ordinary shares		Preferred Stocks			Additional paid-in	Accumulated	Total shareholders'
	Number of Shares	USD	Number	Amount		capital	(deficiency)	equity

Balance as of December 31, 2016 (**)	5,116,041	51	453	(*	)	1,127	(264)	914

Shares – based compensation						47		47
Net loss for six months ended June 30, 2017							(421)	(421)

Balance as of June 30, 2017	5,116,041	51	453	(*	)	1,174	(685)	540

(*) Represents an amount lower than 1,000 USD

(**) Share data as of December 31, 2016 is restated. (Note 8)

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
(USD in thousands)

	Six Months Ended June 30, 2017	For the period from April 19 (Inception), 2016 to June 30, 2016

Net cash used in operating activities
Net Loss	(421)	(18)

Stock-based compensation expenses	47	-
Decrease in other accounts receivable and prepaid expenses	25	-
(Decrease) increase in accrued expenses and other payables	(3)	18

Net cash used in operating activities	(352)	-

Decrease in cash and cash equivalents	(352)	-
Cash and cash equivalents at the beginning of the period	907	-

Cash and cash equivalents at the end of the period	555	-

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

The Company’s fiscal year end is December 31.

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

B.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

C.	Recent Accounting Standards:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective with respect to the Company beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, it is unable to determine the expected impact the new standard will have on its consolidated financial statements.

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

In December 2016, legislation to amend the corporate income tax law in Israel was published. The legislation determined a decrease of the corporate income tax law as of January 1, 2017 to 24% (1% decrease) and as of January 1, 2018 to 23% (additional 1% decrease).

B.	Deferred income taxes

As the Company is still in its development stage and has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of June 30, 2017	As of December 31, 2016

Deferred tax assets:
Deferred taxes due to carryforward losses	3,632	3,583

Valuation allowance	(3,632)	(3,583)

Net deferred tax asset	-	-

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 4 - INCOME TAX (Cont.)

B.	Tax loss carry-forwards

Net operating loss carry-forwards as of June 30, 2017 are as follows:

Israel	4,597	4,518
United States (*)	7,357	7,011

	11,954	11,529

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2027.

(*) Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

NOTE 5 – WARRANTS ISSUED TO INVESTORS

In connection with historical financings, the Company issued warrants to investors as follows:

ISSUANCE DATE	OUTSTANDING AS OF December 31, 2016 and June 30, 2017 *	EXERCISE PRICE	EXERCISABLE THROUGH

January 2010 **	43,069	$0.055	April 2018

* Amount of warrants is retroactively adjusted to reflect the 1 to 50 reverse stock split

NOTE 6 -   Computation of Net Loss per Share

Basic loss per share is computed by dividing the net loss, as adjusted to include preferred shares dividend participation rights, by the weighted average number of common stock outstanding during the year.

Diluted loss per share is computed by dividing the net loss, as adjusted to include preferred shares dividend participation rights, of preferred shares outstanding during the year as well as of preferred shares that would have been outstanding if all potentially dilutive preferred shares had been issued, by the weighted average number of common stock outstanding during the year, plus the number of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 6 -  Computation of Net Loss per Share (Cont.)

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Six Months Ended June 30, 2017	Three Months Ended June 30, 2017	For the period from April 19 (Inception), 2016 to June 30, 2016
Net loss available to shareholders of the company	(421)	(246)	(18)
Net loss attributable to shareholders of preferred shares and to shareholders of preferred shares contingently issuable for little or no cash	48	28	-

Net loss used in the calculation of basic loss per share	(373)	(218)	(18)

Net loss per share	0.07	0.04	0.00

Weighted average number of ordinary shares	5,116,041	5,116,041	3,945,998

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 -   STOCK CAPITAL

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

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company's common stock, as well as 453 shares of the Company's newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses).

Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any junior securities.

C.	Reverse Stock Split:

On December 16, 2016, the Company effected a one-for-fifty (1:50) reverse stock split of its issued and outstanding shares of common stock. Share data included in these financial statements is retroactively adjusted as if the reverse stock split had occurred at the beginning of the earliest period presented.

D.	Options issued to consultants:

On August 22, 2016, the Company granted 126,730 stock options to consultants. Each stock option is exercisable into a share of the Company’s common stock of and expires no later than 10 years from the date of grant.

One third of the options are vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized compensation expenses in the amount of $47,671, included in Research and Development Expenses.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 -   STOCK CAPITAL (Cont.)

A summary of the Company's option activity and related information is as follows:

	For the six months ended June 30, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	126,730	$0.01
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	126,730	$0.01	163,481
Options exercisable at period end	42,243	$0.01	54,493

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on June 30, 2017, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of June 30, 2017, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of June 30,	Weighted average remaining contractual life – years as of June 30,	Stock options exercisable as of June 30,
	$2 0 1 6	2017	2017

0.01	126,730	9.15	42,243

As the exercise price of the options is nominal, the Company estimated their fair values based on the value of the Company's shares at the measurement date.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 8 - Convertible preferred stock Series A and common stock - Restatement

As explained in note 6, the Company issued preferred shares to one of its shareholders. The shares are convertible to common shares at any point in time and participate in earning on an as converted basis. The Company in its previous fillings erroneously presented these shares as if the stocks have been converted to common shares.

In Addition, as explained in note 7, the Company effected a one-for-fifty (1:50) reverse stock split of its issued and outstanding shares of common stock. The par value of $0.01 per share did not change as a result of the reverse stock split. The Company in its previous filings erroneously presented its par value and share premium line items based on a $0.5 par value per share.

The following tables present the restated financial statements line items:

Artemis Therapeutics, Inc.
Condensed Consolidated Statements Balance Sheet
(Audited)

	December 31, 2016
	As Reported	Adjustments		As Restated

Shareholders' equity
Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 0 and 453 shares (as reported and as restated) as of December 31, 2016
	-	(*	)	(*	)
Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,774,549 and 5,116,041 (as reported and as restated) as of December 31, 2016	2,887	(2,836)		51
Additional paid in capital	(1,709)	2,836		1,127
Accumulated deficit	(264)	-		(264)
Total shareholders' equity	914	-		914

(*) Represents an amount lower than 1,000 USD

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to “the Company” “we,” “us,” or “our,”  refer to Artemis Therapeutics, Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

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

OVERVIEW

We are a biopharmaceutical company dedicated to the development of novel, safe, and effective agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. Our lead product candidate, artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. We expect to advance artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus and as an antiparasitic agent to address unmet needs such as resistance in malaria-infected individuals, and other related clinical indications.

On August 23, 2016, we consummated a merger with Artemis Therapeutics Inc., a Delaware corporation (“Artemis Subsidiary”) and Artemis Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Merger Subsidiary”), pursuant to which Artemis Subsidiary merged with and into the Merger Subsidiary, with Artemis Subsidiary being the surviving entity (the “Merger”).  Following the Merger, we adopted the business plan of Artemis Subsidiary.

On May 31, 2016, we entered into a license agreement (the “License Agreement”) by and among us, Hadasit Medical Research Services and Development Ltd. (“Hadasit”) and Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”), pursuant to which we acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadasit and RDC relating to artemisone. We will rely primarily on the License Agreement with respect to the development of artemisone, our lead product candidate.

To date, we have not generated revenue from the sale of our lead product candidate and do not anticipate generating any revenue for an extended period of time. Our financing activities are described below under “Liquidity and Capital Resources.”

THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE PERIOD FROM APRIL 19 (INCEPTION), 2016 TO JUNE 30, 2016

REVENUES.  We did not have any revenue producing operations for the three months ended June 30, 2017 and for the period from April 19 (Inception), 2016 to June 30, 2016.

COST OF REVENUES. We had no cost of revenues for the three months ended June 30, 2017 and for the period from April 19 (Inception), 2016 to June 30, 2016 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses in the amount of $99 for the three months ended June 30, 2017 compared to zero for the period from April 19 (Inception), 2016 to June 30, 2016. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred. The increase in research and development expenses is due to the our having no research and development expenses prior to the Merger.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended June 30, 2017 or for the period from April 19 (Inception), 2016 to June 30, 2016, due to our being in our developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $142 in general and administrative expenses for the three months ended June 30, 2017 compared to $18 for the period from April 19 (Inception), 2016 to June 30, 2016,  which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. The increase in general and administrative expenses is due to the our having minimal expenses prior to the Merger.

FINANCIAL INCOME, NET. We incurred $5 of financial income for the three months ended June 30, 2017 compared to no finance income for the period from April 19 (Inception), 2016 to June 30, 2016.

NET PROFIT (LOSS). We incurred a net loss of $246 in the three months ended June 30, 2017 compared to $18 for the period from April 19 (Inception), 2016 to June 30, 2016. The expenses are primarily related to our operational expenses. The increase in net loss is due to our having minimal expenses prior to the Merger.

SIX MONTHS ENDED JUNE 30, 2017 (dollars in thousands) COMPARED WITH THE PERIOD FROM APRIL 19 (INCEPTION), 2016 TO JUNE 30, 2016

REVENUES.  We did not have revenue-producing operations for the six months ended June 30, 2017 and for the period from April 19 (Inception), 2016 to June 30, 2016.

COST OF REVENUES. We had s no cost of revenues for the six months ended June 30, 2017 and for the period from April 19 (Inception), 2016 to June 30, 2016 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred $146 in research and development expenses for the six months ended June 30, 2017 compared to zero for the period from April 19 (Inception), 2016 to June 30, 2016. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. We did not capitalize research and development expenses in the six months ended June 30, 2017, as all such expenses were charged to operating expenses as incurred. The increase in research and development expenses is due to our having no research and development expenses prior to the Merger.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the six months ended June 30, 2017 and for the period from April 19 (Inception), 2016 to June 30, 2016, due to our being in its developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $280 in general and administrative expenses for the six months ended June 30, 2017 compared to $18 for the period from April 19 (Inception), 2016 to June 30, 2016. The general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. The increase in general and administrative expenses is due to our having minimal expenses prior to the Merger.

FINANCIAL INCOME, NET. We incurred financial income of $5 for the six months ended June 30, 2017 compared to zero for the period from April 19 (Inception), 2016 to June 30, 2016..

NET PROFIT (LOSS). We incurred a net loss of $421 in the six months ended June 30, 2017, compared to $18 for the period from April 19 (Inception), 2016 to June 30, 2016 which was primarily related to our operational expenses. The increase in net loss is due to our having minimal expenses prior to the Merger.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of June 30, 2017, we had an accumulated deficit of $685 and a positive working capital (current assets less current liabilities) of $540. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of June 30, 2017.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  We have not been profitable and we cannot predict when we will achieve profitability. We experienced net losses and has had no revenues since its inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of June 30, 2017, we had accumulated liabilities of $55.

As of June 30, 2017, we had cash and cash equivalents of $555, and negative cash flows from operating activities of $352 for the period then ended. The negative cash flow from operating activities in the period ended June 30, 2017 is attributable mainly to the net loss of $421, stock-based compensation expenses of $47, a decrease in accrued expenses and other payables of $3, and a $25 decrease in other accounts receivable and prepaid expenses.

We did not have any cash flows from or used for financing or investing activities for the period ended June 30, 2017.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None.

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2017.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.                    OTHER INFORMATION

ITEM 6.                      EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Interim Chief Executive Officer pursuant to rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: August 15, 2017	By: /s/ Brian Culley
Brian Culley
Interim Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2017	By: /s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)