Form 10-Q
period 2017-09-30
Artemis Therapeutics, Inc.
filed 2017-11-13
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of November 7, 2017.

ARTEMIS THERAPEUTICS, INC.

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet as of September 30, 2017 (unaudited) and December 31, 2016 (audited)	4

	Condensed Consolidated Statements of Operations (unaudited) for the Nine and Three Months Ended September 30, 2017 and for the period from April 19 (Inception), 2016 to September 30, 2016	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2017 and for the period from April 19 (Inception), 2016 to September 30, 2016	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION	20
Item 6.	Exhibits	20

SIGNATURES		21

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of September 30,		As of December 31,
	Note	2017 (Unaudited)		2016 (Audited)

ASSETS

Current assets
Cash and cash equivalents		345		907
Other accounts receivable and prepaid expenses		30		65
Total current assets		375		972

TOTAL ASSETS		375		972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		51		58
Total current liabilities		51		58

Commitments and Contingencies	3	-		-

Total Liabilities		51		58

Stockholders’ equity
Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of September 30, 2017 and as of December 31, 2016		(*	)	(*	)
Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,151,243 as of September 30, 2017 and 5,116,041 as of December 31, 2016		51		51
Additional paid in capital	7	1,185		1,127
Accumulated deficit		(912)		(264)
Total stockholders’ equity		324		914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		375		972

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Operations
(USD in thousands, except share data)

	Nine Months Ended September 30, 2017	For the period from April 19, 2016 (Inception), to September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Research and development expenses	224	-	78	-

General and administrative	429	36	149	18

Operating loss	653	36	227	18

Finance Income	5	-	-	-

Net loss	648	36	227	18

Net loss used in the calculation of basic and diluted net loss per share (Note 6)	575	36	201	18

Net loss per share, basic and diluted (Note 6)	0.11	0.00	0.04	0.00

Weighted average number of common stock used in calculation of net loss per share: Basic and diluted	5,126,614	4,552,745	5,147,417	4,841,119

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Statements of Changes in Stockholders’ Equity
(USD in thousands, except share data)

	Common Stock			Preferred Stock			Additional paid-in	Accumulated	Total shareholders’
	Number of Shares	USD		Number	Amount		Capital	(deficiency)	equity

Balance as of December 31, 2016 (**)	5,116,041	51		453	(*	)	1,127	(264)	914

Share based compensation							58		58

Exercised options	35,202	(*	)						(*	)

Net loss for nine months ended September 30, 2017								(648)	(648)

Balance as of September 30, 2017	5,151,243	51		453	(*	)	1,185	(914)	324

(*) Represents an amount lower than 1,000 USD

(**) Share data as of December 31, 2016 is restated (Note 8)

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Cash Flows (Unaudited)
(USD in thousands)

	Nine Months Ended September 30, 2017	For the period from April 19, 2016 (Inception), to September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Net cash used in operating activities
Net Loss	(648)	(36)	(227)	(18)

Share based compensation expenses	58	-	11	-
Decrease in other accounts receivable and prepaid expenses	35	-	10	-
Decrease in accrued expenses and other payables	(7)	(19)	(4)	(36)

Net cash used in operating activities	(562)	(55)	(210)	(55)

Cash flows from financing activities
Exercise of options	(* )	-	(* )	-
Issuance of common stock	-	481	-	481
Acquisition of subsidiary in connection with a reverse acquisition	-	575	-	575
Cash flows from financing activities	(* )	1,056	(* )	1,056

Increase (decrease) in cash and cash equivalents	(562)	1,001	(210)	1,001
Cash and cash equivalents at the beginning of the period	907	-	555	-

Cash and cash equivalents at the end of the period	345	1,001	345	1,001

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 1 -   GENERAL

A.
New York Global Innovations Inc. (the “Predecessor Company”) was originally incorporated under the laws of the State of Nevada, on April 22, 1997. On July 8, 2003, the Predecessor Company effected a reincorporation from Nevada to Delaware through a merger with and into its wholly-owned subsidiary, Inksure Technologies (Delaware) Inc., which was incorporated on September 30, 2003. The surviving corporation in the merger was Inksure Technologies (Delaware) Inc., which thereupon renamed itself Inksure Technologies Inc. In 2014, following the sale of its assets to Spectra Systems Corporation, the Predecessor Company changed its name to New York Global Innovations Inc.

On August 23, 2016, the Predecessor Company consummated an agreement and plan of merger (the “Merger Agreement”) with Artemis Pharma Inc. (formerly, Artemis Therapeutics Inc.), a Delaware corporation (“Artemis”) and its wholly-owned subsidiary, Artemis Acquisition Corp., a Delaware corporation (“Merger Subsidiary”). Pursuant to the terms of the Merger Agreement, Artemis merged with and into the Merger Subsidiary, with Artemis being the surviving entity (the “Merger”).  Following the Merger, the Company adopted the business plan of Artemis and Artemis became a wholly-owned subsidiary of the Company.  On December 16, 2016, the Company changed its name to Artemis Therapeutics, Inc.  In exchange for the outstanding shares of Artemis, the Company issued to Artemis shareholders a total of 460,000 shares (as adjusted to reflect the reverse stock split) of the Predecessor Company’s common stock and series B convertible preferred stock convertible into 3,724,225 shares (as adjusted to reflect the reverse stock split). All series B preferred shares were converted to common shares prior to December 31, 2016. Immediately following the consummation of the Merger, Artemis stockholders owned approximately 82% of the Company’s common stock on a fully diluted basis. Following the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, Artemis stockholders owned approximately 73% of the Company’s common stock on a fully diluted basis. (Refer to Note 7).

The Company’s fiscal year end is December 31.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

 NOTE 1 -  GENERAL (cont.)

The Merger between the Predecessor Company and Artemis was accounted for as a reverse recapitalization and, as a result of the Merger, the Predecessor Company ceased to be a shell company. As the shareholders of Artemis received the largest ownership interest in the Predecessor Company, Artemis was determined to be the “accounting acquirer” in the reverse acquisition. As a result, the historical financial statements of the Predecessor Company were replaced with the historical financial statements of Artemis. Following the Merger, the Predecessor Company and its subsidiary, Artemis, are collectively referred to as the “Company”.

B.	Establishment of Artemis (the “accounting acquirer”):

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

Artemis has not generated any revenues from its activities and has incurred substantial operating losses. Management expects Artemis to continue to generate substantial operating losses and to continue to fund its operations primarily through additional raises of capital. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

In February 2016, the FASB issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments.” With respect to assets measured at amortized cost, such as held-to-maturity assets, the update requires presentation of the amortized cost net of a credit loss allowance. The update eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses as opposed to the previous standard, when an entity only considered past events and current conditions. With respect to available for sale debt securities, the update requires that credit losses be presented as an allowance rather than as a write-down. The update is effective beginning in the first quarter of 2020; early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In May 2017, the FASB issued “ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

The Company is subject to a blended US tax rate (Federal as well as State Corporate Tax) of 35% in 2016. The Company’s subsidiary in Israel is subject to income tax at a regular corporate tax 25% in 2016.

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

	As of September 30, 2017	As of December 31, 2016
Deferred tax assets:
Deferred taxes due to carryforward losses	3,693	3,583

Valuation allowance	(3,693)	(3,583)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of September 30, 2017 are as follows:

	As of September 30, 2017	As of December 31, 2016
Israel	4,742	4,518
United States (*)	7,435	7,011

	12,177	11,529

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 -   WARRANTS ISSUED TO INVESTORS

In connection with historical financings, the Company issued warrants to investors as follows:

ISSUANCE DATE	OUTSTANDING AS OF December 31, 2016 and September 30, 2017 *	EXERCISE PRICE	EXERCISABLE THROUGH

January 2010 **	43,069	$0.055	April 2018

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Nine Months Ended September 30, 2017	The period from April 19 (Inception), 2016 to September 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net loss available to shareholders of the company	(648)	(36)	(227)	(18)
Net loss attributable to shareholders of preferred shares and to shareholders of preferred shares contingently issuable for little or no cash	73	4	26	2

Net loss used in the calculation of basic loss per share	(575)	(32)	(201)	(16)

Net loss per share	0.11	0.00	0.04	0.00

Weighted average number of common stock	5,126,614	4,552,745	5,147,416	4,841,119

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

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company’s common stock, as well as 453 shares of the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses).

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

One third of the options vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized compensation expenses in the amount of $58, included in Research and Development Expenses. 35,202 of these options were exercised in July 2017.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 -   STOCK CAPITAL (Cont.)

A summary of the Company’s option activity and related information is as follows:

	For the nine months ended September 30, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	126,730
Granted	-
Exercised	35,202
Cancelled	-

Outstanding at end of period	91,528	$0.01	113,494
Options exercisable at period end	49,285	$0.01	61,113

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on September 30, 2017, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of September 30, 2017, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of September 30,	Weighted average remaining contractual life – years as of September 30,	Stock options exercisable as of September 30,
	$2 0 1 7	2017	2017

0.01	126,730	8.9	49,285

As the exercise price of the options is nominal, the Company estimated their fair values based on the value of the Company’s shares at the measurement date.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 8 -   Convertible preferred stock Series A and common stock - Restatement

As explained in note 6, the Company issued preferred shares to one of its shareholders. The shares are convertible to common shares at any point in time and participate in earning on an as converted basis. The Company in its previous fillings erroneously presented these shares as if the shares had been converted to common shares.

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

The following tables present the restated financial statements line items:

Artemis Therapeutics, Inc.
Condensed Consolidated Statements Balance Sheet
(Audited)

	December 31, 2016
	As Reported	Adjustments		As Restated

Shareholders’ equity
Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 0 and 453 shares (as reported and as restated) as of December 31, 2016	-	(*	)	(*	)
Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,774,549 and 5,116,041 (as reported and as restated) as of December 31, 2016	2,887	(2836)		51
Additional paid in capital	(1,709)	2,836		1,127
Accumulated deficit	(264)	-		(264)
Total shareholders’ equity	914	-		914

(*) Represents an amount lower than 1,000 USD

NOTE 9 -   Subsequent Events

On October 23, 2017, the Company executed Securities Purchase Agreements (each, a “Securities Purchase Agreement”) with a total of 6 accredited investors relating to a private placement offering (the “Offering”) of an aggregate of 300,000 shares of the Company’s common stock, $0.01 par value per share, at a purchase price of $1.00 per share, and of 250 shares of the Company’s newly designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”), at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of Common Stock (subject to adjustment for future price-based and customary stock-based anti-dilution protections). In addition, each investor received a warrant (each, a “Warrant”) to purchase fifty percent of the number of shares of Common Stock effectively purchased in the Offering, for an aggregate of 275,000 shares of Common Stock, at an exercise price of $2.00 per share. The closing of the Offering took place on October 23, 2017.

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the three months ended September 30, 2017 and for the three month period ended September 30, 2016.

COST OF REVENUES. We had no cost of revenues for the three months ended September 30, 2017 and for the three month period ended September 30, 2016 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses in the amount of $78 for the three months ended September 30, 2017 compared to zero for the three month period ended September 30, 2016. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred. The increase in research and development expenses is due to our having no research and development expenses prior to the Merger.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended September 30, 2017 or for the three month period ended September 30, 2016, due to our being in our developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $149 in general and administrative expenses for the three months ended September 30, 2017 compared to $18 for the three month period ended September 30, 2016,  which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. The increase in general and administrative expenses is due to our having minimal expenses prior to the Merger.

FINANCIAL INCOME, NET. We incurred no financial income for the three months ended September 30, 2017 and for the three month period ended September 30, 2016.

NET PROFIT (LOSS). We incurred a net loss of $227 in the three months ended September 30, 2017 compared to $18 for the three month period ended September 30, 2016. The expenses are primarily related to our operational expenses. The increase in net loss is due to our having minimal expenses prior to the Merger and current operating expenses comprised of $78 in research and development expenses and $149 in general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE PERIOD FROM APRIL 19 (INCEPTION), 2016 TO SEPTEMBER 30, 2016 (dollars in thousands)

REVENUES.  We did not have revenue-producing operations for the nine months ended September 30, 2017 and for the period from April 19 (Inception), 2016 to September 30, 2016.

COST OF REVENUES. We had no cost of revenues for the nine months ended September 30, 2017 and for the period from April 19 (Inception), 2016 to September 30, 2016 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred $224 in research and development expenses for the nine months ended September 30, 2017 compared to zero for the period from April 19 (Inception), 2016 to September 30, 2016. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. We did not capitalize research and development expenses in the nine months ended September 30, 2017, as all such expenses were charged to operating expenses as incurred. The increase in research and development expenses is due to our having no research and development expenses prior to the Merger.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the nine months ended September 30, 2017 and for the period from April 19 (Inception), 2016 to September 30, 2016, due to our being in its developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $429 in general and administrative expenses for the nine months ended September 30, 2017 compared to $36 for the period from April 19 (Inception), 2016 to September 30, 2016. The general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs. The increase in general and administrative expenses is due to our having minimal expenses prior to the Merger.

FINANCIAL INCOME, NET. We incurred financial income of $5 for the nine months ended September 30, 2017 compared to zero for the period from April 19 (Inception), 2016 to September 30, 2016.

NET PROFIT (LOSS). We incurred a net loss of $648 in the nine months ended September 30, 2017, compared to $36 for the period from April 19 (Inception), 2016 to September 30, 2016 which was primarily related to our operational expenses. The increase in net loss is due to our having minimal expenses prior to the Merger.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of September 30, 2017, we had an accumulated deficit of $912 and a positive working capital (current assets less current liabilities) of $324. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of September 30, 2017.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  We have not been profitable and we cannot predict when we will achieve profitability. We experienced net losses and have had no revenues since Artemis’ inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of September 30, 2017, we had accumulated liabilities of $51.

As of September 30, 2017, we had cash and cash equivalents of $345, and negative cash flows from operating activities of $562 for the period then ended. The negative cash flow from operating activities in the period ended September 30, 2017 is attributable mainly to the net loss of $648, share-based compensation expenses of $58, a decrease in accrued expenses and other payables of $3, and a $35 decrease in other accounts receivable and prepaid expenses.

We did not have any cash flows from or used for financing or investing activities for the period ended September 30, 2017.

On October 23, 2017, we executed securities purchase agreements with a total of 6 accredited investors relating to a private placement offering (the “Offering”) of an aggregate of 300,000 shares of our common stock, $0.01 par value per share, at a purchase price of $1.00 per share (the “Common Stock”), and of 250 shares of our newly designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”), at a purchase price of $1,000 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of Common Stock. In addition, each investor received a warrant to purchase fifty percent of the number of shares of Common Stock effectively purchased in the Offering, for an aggregate of 275,000 shares of Common Stock. The closing of the Offering took place on October 23, 2017 and we received aggregate net proceeds of $550,000.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None.

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.              CONTROLS AND PROCEDURES

Under the direction of the Interim Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2017.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: November 13, 2017	By: /s/ Brian Culley
Brian Culley
Interim Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2017	By: /s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)