Form 10-K
period 2017-12-31
Artemis Therapeutics, Inc.
filed 2018-04-02
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Yes ☒    No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”  in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,344.

As of April 2, 2018, the Registrant had outstanding 5,153,380 shares of Common Stock, par value $0.01 per share.

ii

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

PART I

ITEM 1.                 BUSINESS.

Company Overview

We are a biopharmaceutical company dedicated to the development of novel agents for the treatment of severe and life-threatening infectious diseases. Our lead product candidate, Artemisone, is a clinical-stage small molecule with antiviral and antiparasitic properties. We plan to advance Artemisone as (a) an antiparasitic treatment for individuals infected with Plasmodium falciparum, (b) as an antiviral agent to address unmet clinical needs in immunocompromised patients infected with human cytomegalovirus (“HCMV”), and (c) potentially other viral or infectious diseases. Artemisone is a known compound which has been extensively studied and the license agreement (“License Agreement”) by and among the Company, Hadasit Medical Research Services and Development Ltd. (“Hadasit”), the technology transfer company for Hadassah Medical Organization (“HAD”), and Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”) provides us with the right to certain data, information, know-how, and patents to further develop Artemisone as a potential therapeutic treatment in various indications world-wide.

Products/Technology

Artemis’ lead product candidate, Artemisone, is a 10-alpha-amino derivative of artemisinin and can be formulated for either oral (e.g. tablet) or intravenous administration. Artemisone was developed via a semi-synthetic chemistry process on an artemisinin derivative to produce a new compound with characteristics preferred over those of a structurally-related molecule, artemisinin, and its clinically-used derivatives. Notably, artemisinin and its derivatives are responsible for saving millions of lives and its discovery led to the award of a one-half share of the 2015 Nobel Prize in Physiology or Medicine. Artemisone was selected as a drug candidate by RDC based on certain desirable physicochemical properties which may make it preferable to existing artemisinins, including ease and low cost of production, higher solubility, stability, minimal predicted and in vitro-demonstrated neurotoxicity, a different metabolic pathway to current clinical artemisinins, and higher antiparasitic efficacy than other compounds which were synthesized and evaluated. Additionally, preclinical laboratory research conducted by HAD has demonstrated the antiviral potency of Artemisone against HCMV is as robust as the currently-approved agent, ganciclovir, and approximately ten times greater than that of a related compound, artesunate. In vitro data demonstrated higher efficacy of Artemisone compared to first generation artemisinin derivatives, with evidence for a novel mechanism of action in HCMV.

Business Strategy

Artemis’s mission is to improve the lives of patients through the creation of novel, safe, and effective anti-infective agents. Consistent with this objective, Artemis plans to adopt the following business strategy:

•
Rapidly and efficiently advance our lead product candidate, Artemisone, through clinical development for the treatment of P. falciparum infection, HCMV infection in immunocompromised patients, and potentially other clinical indications.

•
Identify and enter into strategic collaborations with other companies or investment entities which can increase the value of  Artemisone by extending its commercial potential and/or provide development capital to further our research activities. This may include partnerships that could expand our geographic reach, allow us to expand into additional indications, or involve the out-licensing of rights owned by us in exchange for development capital or other assets.

•
Develop a pipeline of anti-infective agents either through internal drug discovery efforts or by acquiring (in-licensing) external experimental or commercial agents and redeveloping them as anti-infective agents in novel patient populations. We also may consider acquiring assets and entering fields other than infectious diseases.

Artemis licensed pre-clinical and clinical data from Hadasit for the treatment of HCMV and RDC for the treatment of malaria. We currently plan to develop Artemisone as a treatment for malaria and HCMV in several patient settings, which may include severe, cerebral, and/or uncomplicated malaria, hematopoietic stem cell transplantation, solid organ transplants, and congenital HCMV. At this stage, our efforts are focused on determining our optimal clinical and regulatory path for each program, so our future research and development costs are not known and it is likely we will incur significant loses before generating any revenues, if at all.  Our specific development plans, including our clinical and regulatory strategy, staffing, capital investments, and other significant matters, will vary throughout the development of Artemisone and will necessarily depend on market conditions, clinical trial results, and many other factors.

Our current effort focuses on identifying an optimal development plan for Artemisone in multiple indications. We have engaged, and will continue to engage, experienced consultants on a part-time or hourly basis to assist us in evaluating our options and devising our development plan for Artemisone. We currently work on an hourly or project basis with between 10-20 advisors and consultants in key functional areas including clinical development, regulatory affairs, manufacturing, toxicology, finance, commercialization, and other areas relevant to the Company’s business. Additionally, we have engaged, and will continue to engage, disease-specific anti-infective experts as advisors and consultants to the Company. We currently outsource all of our research activities and a significant portion of our business operations. We pursue an outsourced business model and do not currently have plans to enter into a short- or long-term lease agreement or acquire additional physical assets. Currently, we have one full-time employee, our Chief Executive Officer. As our product candidate advances and/or further operational capital is secured, we anticipate we will hire additional full-time employees in various capacities.

To date, our interactions with the United States Food & Drug Administration (the “FDA”) and other regulatory agencies have been limited and we have not yet proposed or received comments on a clinical protocol or regulatory pathway potentially leading to marketing approval of Artemisone in malaria or HCMV in any territory. We believe our malaria program will be reviewed by the Office of Antimicrobial Products (OAP) and our HCMV program will be reviewed by the Division of Antiviral Products (DAVP). We intend to request a meeting with the appropriate Division for each program and submit a meeting package in support of a malaria and HCMV development path. Until such paths are proposed, and the Company has received specific feedback from the relevant FDA Division(s), it is not possible to determine with meaningful accuracy our development costs, necessary headcount, or other matters customarily employed in the pursuit of regulatory approval in the United States or any other marketplace.

Our upcoming development plans include manufacturing and formulating several kilograms of GMP drug substance, formulating Artemisone drug product for clinical trials, pharmacokinetic modeling of intravenous and oral routes of administration, developing bioanalytical methods, conducting bridging toxicology studies, and specifically for our malaria program, preparing a meeting package and holding a pre-IND meeting with the FDA.

Description of Markets

Malaria

Malaria is an infectious disease caused by transmission of the Plasmodium parasite through a mosquito bite into a human host where the parasite firstly enters in the liver, then emerges into the blood stream where parasite replication is associated with the febrile aspects of the disease. Malaria is found most commonly in Africa, South East Asia, and South America and affects an estimated 200 million people annually. More than 400,000 people die from malaria each year, a large percentage of whom are young children. Initial symptoms of malaria include headache, fatigue, abdominal discomfort, vomiting, chills, fever and more. In later and more severe stages of the disease, the host’s condition deteriorates rapidly (within hours) and becomes life threatening if untreated. Symptoms can include coma, metabolic acidosis, anemia, hypoglycemia, acute renal failure or acute pulmonary edema.

Various agents have been utilized for the treatment of malaria. However, artemisinin, originally derived from the Chinese medicinal herb Artemisia annua, and its derivatives, collectively known as artemisinins, are highly effective and widely recognized as the preferred first-line treatment option for uncomplicated malaria throughout the world. Artemisinins have been highly effective in disease management, as evidenced by a reduction of 20% in newly-diagnosed cases and 30% of malaria-related deaths from 2010 to 2015. However, the effectiveness of artemisinin-based drugs began to diminish as a result of increased parasite resistance, attributable in part to the use of single-agent artemisinin. To improve artemisinin-based therapy, artemisinin is now recommended by the World Health Organization to be administered in combination with additional, “long-acting” anti-malarials; this is known as Artemisinin-based Combination Therapy (“ACT”). However, starting with field reports which emerged in 2007, there are now increasing reports and concerns about parasite resistance to ACT and the ACT’s ability to control malaria. To help counter the potential rise in malaria, the global malaria spend is estimated to be approximately $3 billion dollars annually, according to the WHO, with the United States as the largest contributor. In 2016, various national malaria control programs procured an estimated 409 million treatment courses of artemisinin-based combination therapy, which is a 31% increase from 311 million in 2015. We believe that a novel agent could gain significant market share following approval.

According to the Centers for Disease Control and Prevention (“CDC”), malaria was eliminated from the U.S. in 1951. There are now fewer than 2,000 cases reported annually in the U.S., mostly due to travelers returning from malaria-infected countries. While the incidence of malaria in the U.S. is relatively low, the CDC is proactive in monitoring suspected cases and in 2013 published guidelines for U.S. clinicians treating malaria. According to the CDC, the recommended line of treatment for uncomplicated malaria includes one of the following agents: chloroquine, atovaquone-proguanil (Malarone®), artemether-lumefantrine (Coartem®), mefloquine (Lariam®), quinine, quinidine, doxycycline and clindamycin (used in combination with quinine). For the treatment of severe malaria, the CDC recommends quinidine plus one of the following: doxycycline, tetracycline, or clindamycin. In certain cases, the CDC can facilitate the use of artesunate (an artemisinin) for severe malaria, but only via an Investigational New Drug procedure. If utilized, artesunate should be followed by one of the following: atovaquone-proguanil (Malarone™), doxycycline (clindamycin in pregnant women), or mefloquine. Notably, no single-agent artemisinin or artemisinin combinations are currently approved by the FDA to treat severe malaria.

Human Cytomegalovirus Infection

According to a study authored by Drs. Cannon, Schmid and Hyde titled “Review of cytomegalovirus seroprevalence and demographic characteristics associated with infection,” HCMV is believed to infect at least 50% of adults by age 50. Whereas HCMV infection in healthy individuals is mostly asymptomatic, HCMV can severely affect certain high-risk groups, including immunocompromised patients (for example, transplant recipients, patients with cancer, autoimmune disease, AIDS) and congenitally-infected infants, who acquire the infection in-utero through maternal exposure.  According to the publication titled “British Transplantation Society Guidelines for the Prevention and Management of CMV Disease after Solid Organ Transplantation, Third Edition,” HCMV infection occurs in approximately 60% of transplant patients as a result of immune suppression, and may lead to transplant rejection, serious illness, or death.  According to a study authored by Dr. Cannon titled “Congenital cytomegalovirus (CMV) epidemiology and awareness,” HCMV is also a major cause of birth defects, affecting > 5,500 infants annually in the U.S.

In addition to the foregoing, the hematopoietic stem cell transplant (“HSCT”) population is rapidly growing, as stem cell transplantation is increasingly utilized for treatment of multiple hematological and non-hematological diseases. According to a study conducted by Drs. Wolf, Shmueli, Or, Shapira, Resnick, Caplan, and Bdolah-Abram published in the Journal of Infectious Diseases (the “Wolf Study”), approximately 65% of HSCT patients are at risk for HCMV reactivation.  According to a study conducted by Drs. Boeckh and Nichols titled “The impact of cytomegalovirus serostatus of donor and recipient before hematopoietic stem cell transplantation in the era of antiviral prophylaxis and preemptive therapy” (the “HSCT Study”), during the first year following allogeneic HSCT, the rate of non-relapse mortality is approximately 20%, with a significant proportion of these deaths attributable to HCMV.

Treatment paradigms have evolved for addressing viral infection in HSCT and solid organ transplantation (SOT) patients, but toxicities associated with the currently available therapies have limited the significant evolution of treatment. Proof of concept for the prevention of HCMV in transplant patients (prophylactic treatment beginning at or before transplant and continuing through the first 3-12 months, or preemptive treatment instituted upon viral reactivation) was established decades ago. Nonetheless, treatment-related toxicities have stalled the standard of care among HSCT recipients at “pre-emptive" therapy, where HCMV reactivation is closely monitored for in the blood, and treatment is initiated immediately after confirmation of active HCMV infection.  According to the Wolf Study and HSCT Study, although this treatment paradigm has greatly lessened fatalities associated with HCMV in transplant patients, there is still a high mortality rate and drug resistance rates are increasing.

According to a study contained in the British Transplantation Society Guidelines for the Prevention and Management of CMV Disease after Solid Organ Transplantation, there is a consensus that the standard of care must evolve to preventive treatment with the development of safer, more tolerable, and effective HCMV therapies.  However, at present, no therapies are approved for preventive treatment of HCMV disease. Hence, there is a great unmet need for an alternative therapy with an improved safety and tolerability profile appropriate for immunocompromised patients, which might also be extended to the setting of maternal/congenital infection.

Malaria Market Opportunity

In light of the limitations associated with current agents indicated to treat severe malaria in the U.S., which are principally older drugs encumbered by resistance concerns, Artemis is evaluating the opportunity to develop Artemisone initially as an agent to treat severe malaria in the U.S., followed by a more comprehensive evaluation of Artemisone as a component of an ACT for worldwide use. From 2000 to 2014, there were an estimated 22,029 malaria-related hospitalizations (4.88 cases per 1 million in population) in the United States, including 182 in-hospital deaths and 4,823 severe malaria cases. (Am. J. Trop. Med. Hyg., 97(1), 2017, pp. 213–221.)

Notably, in 2007 the U.S. government established section 524 of the Federal Food, Drug, and Cosmetic Act (the “FDCA”), establishing the Priority Review Voucher (“PRV”) program as an incentive to develop drugs in certain diseases. A PRV is available to a company that receives FDA approval for a drug which is used against specific “neglected” tropical diseases. Malaria is one of 19 tropical diseases specifically named as eligible for the PRV program and as such, a successful pivotal clinical trial and subsequent approval by the FDA for Artemisone is expected to provide eligibility for, and a grant of, such a voucher to Artemis. The PRV can be used to accelerate the FDA review process and because it is transferable, it may be sold to a third party. Approximately ten vouchers have been sold.

In addition to new treatments for severe malaria, there is an urgent and worldwide need for antimalarials that are effective against artemisinin-resistant strains of P. falciparum. The artemisinins are a well-established class of drug, but much like antibiotics in the U.S. and elsewhere, their extensive use has inevitably led to the emergence of resistant strains, especially in malaria endemic areas such as South-East Asia. Artemisone is currently being tested at a prominent U.S. facility against a number of artemisinin-resistant strains taken from patients in South-East Asia. Artemis believes the mechanism of action of Artemisone may be sufficiently novel vis-à-vis the current artemisinins as to be more effective towards resistant parasites. Thus, Artemisone may exhibit the potency which makes it the preferred option over currently-used artemisinins. Furthermore, given the emergence of malaria that is resistant both to conventional antimalarial drugs, and to current clinical artemisinins, recent emphasis in the field has been placed on developing new drugs that can block transmission of resistant parasite phenotypes.  To this end, it is already established that Artemisone, in contrast to the current clinical artemisinins, is highly active against transmissible blood stages of the malaria parasite that are taken up by the mosquito during a blood meal, and additionally, is active against in-mosquito stages of the malaria parasite. Artemisone therefore has the potential to act as a transmission-blocking drug. Depending on the outcome of ongoing and future studies, we may elect to pursue the unmet global need of treating artemisinin-resistant uncomplicated malaria (which may include suppression of transmission) in addition to or in lieu of our efforts to treat severe malaria.

HCMV Market Opportunity

We believe that there is a clear, unmet medical need in the field of HCMV prevention and treatment for safer and more effective therapies. Late CMV disease and development of resistance are significant concerns with preemptive and prophylactic therapy strategies, and whereas congenital CMV infection and disease also remain an unmet clinical need, we expect the competitive landscape to remain open to new entrants. We believe antiviral agents with novel, alternative mechanisms of action are sorely needed.

In particular, as with HIV and HCV, antiviral combination approaches hold promise for more efficient HCMV prevention and eradication. We expect Artemisone may be developed in part based on its different antiviral mode of action and effect on HCMV resistance patterns, which may open opportunities for its use a combination drug as well as a stand-alone agent.

Stem-Cell and Solid Organ Transplantations

Approximately 80,000 hematopoietic stem cell transplants and 100,000 solid organ transplantations (“SOT”) are performed annually throughout the world. The majority of these transplants occur at a relatively small number of treatment facilities in the United States and the European Union.  This disease landscape, set within two closely-linked regulatory environments, provides an opportunity for meaningful market penetration with clearly defined clinical development parameters.

(As of 2011 WHO census)	United States	European Union	Total
HSCT	20,000	26,000	46,000
SOT	30,000	29,000	59,000

Congenital CMV Infection

HCMV can affect newborns, who are believed to acquire the virus via the mother’s placenta. According to a study published by Manicklal, Emery, Lazzarotto, Boppana and Gupta titled “The ‘silent’ global burden of congenital cytomegalovirus”, the overall birth prevalence of congenital HCMV infection is ~ 0.7%, with higher prevalence (1-5%) reported in developing countries. The study further showed that approximately 25% of congenitally infected newborns develop permanent hearing loss and a wide range of neurodevelopmental disabilities. Currently, there are no established prenatal or neonatal measures for prevention of congenital HCMV infection and disease. According to a study titled “Valganciclovir for Symptomatic Congenital Cytomegalovirus Disease” published in the New England Journal of Medicine, postnatal treatment with intravenous ganciclovir for 6 weeks, or with oral valganciclovir for 6 months has been shown to partially improve neurodevelopmental and auditory and neurodevelopmental outcomes. However, concerns over short- and long-term toxicity usually limit use of these agents to children who are symptomatic at birth. If an acceptable safety profile can be demonstrated with Artemisone, maternal/child health indication may be evaluated as an additional market opportunity.

Market Strategy

Subject to successful clinical development and receiving marketing approval for any of our product candidates, we may elect to utilize strategic partners, distributors, or a contract sales force to assist in the commercialization of any of our products. In certain cases, we may seek to build our own commercial infrastructure.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. Any product candidates that we successfully develop and commercialize likely will compete with existing therapies or therapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that target the prevention and treatment of viral and parasitic infections. There are other companies working to develop therapies for the prevention and treatment of viral and parasitic infections and additional companies may enter the field.

In the HCMV field, vaccines, off-the-shelf cytotoxic T-cells, and better predictive immunodiagnostic testing methods may improve stem cell transplant outcomes, but, to our knowledge, among the four experimental compounds intended to treat CMV and which reached late-stage clinical development, only Letermovir from Merck & Co. has been approved by FDA (for CMV prophylaxis in CMV-seropositive HCT recipients). Maribavir from Viropharma Incorporated and Brincidofovir from Chimerix Inc. both failed to meet their pre-specified endpoints in their respective Phase 3 clinical trials. ASP0113, an investigational DNA vaccine being developed by Vical Incorporated and Astellas Pharma Inc. for cytomegalovirus (CMV)-seropositive hematopoietic stem cell transplant (HSCT) recipients, also recently did not meet its primary or secondary endpoints in the Phase 3 HELIOS trial. As late CMV disease and development of resistance are concerns with preemptive therapy strategies, we expect the competitive marketplace to remain open to new entrants.

In the malaria field, as of the fourth quarter of 2017, two applications for one drug had been submitted to FDA for marketing approval. In November, GlaxoSmithKline PLC (“GSK”) and The Medicines for Malaria Venture, Geneva (“MMV”) announced the submission of a new drug application (“NDA”) by GSK to the FDA, seeking approval of single-dose tafenoquine for the radical cure (prevention of relapse) of Plasmodium vivax (P. vivax) malaria in patients 16 years of age and older. In December 2017, 60 Degrees Pharmaceuticals (“60P”) announced it has submitted an NDA to the FDA for the use of Tafenoquine to prevent malaria in adults traveling to areas where malaria is prevalent. In August 2017, Novartis International AG and MMV launched a Phase IIb trial for KAF156, a next-generation antimalarial compound with the potential to treat drug-resistant strains of the malaria parasite. In addition to novel agents, companies could bring fixed-dose combination products of already approved drugs to the market or expand into the pediatric market with pediatric-specific formulations. We are not aware of any Phase II or Phase III programs focused on treating severe or cerebral malaria patients in the United States.

Overall, our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any medicines we may develop. Our competitors also may obtain FDA or other regulatory approval for their medicines more rapidly than we may obtain approvals for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Pursuant to the terms of the License Agreement entered into with Hadasit and RDC on May 31, 2016, Artemis acquired a worldwide, royalty-bearing, sub-licensable license to make any and all use of certain patents and know-how owned by the Licensors relating to Artemisone. The licensed know-how consists of data, processes, methods, and techniques relating to the licensed patents, including but not limited to preclinical and clinical study data and reports, manufacturing and analytical procedures, and regulatory materials and filings developed and prepared by Hadasit and/or Bayer Healthcare, owned by Hadasit, and as it relates to Artemisone.

In addition, Artemis agreed to certain development milestones, including the completion of Chemistry, Manufacturing and Controls (CMC) development and manufacturing for Phase I by the fourth quarter of 2017, completion of a Phase I study by the fourth quarter of 2019, completion of Phase IIa by the fourth quarter of 2022, and the first regulatory submission by the fourth quarter of 2027. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the closing of the Merger on August 23, 2016 (such time, the “Effective Time”), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time.  In the event that Artemis fails to meet development or investment milestones as set forth in the License Agreement, Hadasit has the right to terminate the License Agreement. We have regular communication with representatives from Hadasit and, to date, we have received no notices from Hadasit or RDC about our development progress or the investment milestones and no indication that Hadasit or RDC intend to terminate the License Agreement for non-compliance. To date, we have not met the development and financing milestones set forth in the License Agreement. We have had discussions with Hadasit relating to amending the development and financial milestones set forth in the License Agreement but there are no guarantees that we will be successful in amending the agreement.

Artemis is working towards achieving the development and investment milestones required by the License Agreement. In the fourth quarter of 2017, we entered into a contractual agreement with a contract manufacturing organization for the manufacture of a 100-gram batch of non-GMP Artemisone with the option, at our election, to manufacture several kilograms of GMP drug substance suitable for formulation as clinical trial material. Upon our instruction, and subject to adequate financing, we anticipate clinical trial material will be available in late 2018.

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

In addition, pursuant to the terms of the License Agreement, Artemis entered into a Consulting Agreement by and between Artemis, Dr. Wolf and Hadasit, effective as of the Effective Time (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Dr. Wolf serves as the Chief Science Officer and a member of the Scientific Advisory Board of Artemis. Hadasit permits to make Dr. Wolf available to perform services for Artemis for up to 15 hours per month, unless otherwise agreed to by the parties. The term of the Consulting Agreement is 3 years, subject to automatic renewal terms of 12 months, unless earlier terminated by the parties. As consideration for the execution and performance of the Consulting Agreement, Artemis agreed to a monthly service fee to Dr. Wolf in the amount of $2,000 per month, plus value added tax, a fee of $300 per hour for any hour in excess of 15 hours worked by Dr. Wolf, $1,500 per day for trips made abroad by Dr. Wolf, as well as stock options subject to vesting.

Pursuant to the terms of the License Agreement, the potential royalty payments payable to Hadasit are in the low single digits. Artemis also has agreed to certain milestone payments to the Licensors, which total an aggregate of approximately $12 million upon the occurrence of various development and commercialization milestones.

As part of the License Agreement, we have obtained a license relating to a family of patents and patent applications derived from a single Patent Cooperation Treaty application filed on April 17, 2013. Specifically, U.S. Patent 9,616,067 and European Patent 2838903, which are jointly assigned to Hadasit and RDC, have been licensed to us. The claims of the issued U.S. patent that were granted are directed to methods of treating a herpes viral infection or suppressing herpes viral replication (method of use claims). Additionally, a continuation U.S. application serial No. 15/361150 was filed on November 25, 2016 with claims directed specifically to methods of treatment of HCMV. This patent family will be due to expire on April 17, 2033. There are pending counterpart patent applications in other territories, including Japan.

Research & Development

Malaria

In view of the urgent need for new and more effective antimalarial and antiviral drugs, Artemis’ vision is to combine innovative science and accelerated clinical development to obtain marketing approval for novel therapies against parasitic and viral infections. To date, Artemis’ principal research activities have been to evaluate the extensive research and development performed with Artemisone which was conducted by Bayer and Hadasit and which has been licensed for our use pursuant to the License Agreement.

Artemis’s lead product candidate, originally developed at RDC under a joint research and development program directed by Dr. Richard K. Haynes, firstly with Bayer AG Zentralforschung, and then with Bayer HealthCare AG, is an orally-administered, 10-alpha-amino artemisinin derivative named Artemisone. Artemisone was developed at RDC using semi-synthetic chemistry applied to an artemisinin derivative to produce a compound which was optimized along certain parameters. The early discovery and development work is described in an article entitled "Artemisone - a highly active antimalarial drug of the artemisinin class" published in the journal Angewandte Chemie International Edition. Specifically, Artemisone was selected based on its more desirable chemical and drug properties, including ease and low cost of production, high solubility, stability, lack of toxicity, distinct metabolic profile, single isomer, single crystal type, and superior antiparasitic and antiviral efficacies over artemisinin compounds to which it was compared. Preclinical laboratory research, along with Phase I and Phase II studies in patients with uncomplicated non-severe malaria in Thailand conducted by Bayer HealthCare, support further development of Artemisone in malaria. Clinically, Artemisone has been administered to more than 150 subjects in three Phase I trials and a Phase II trial:

•	Phase 1 Single dose study (n=34)
•	Phase 1 Multiple dose study (n=24)
•	Phase 1 Bioavailability and food effect study (n=12)
•	Phase II Initial efficacy study (n=95)

Among the 95 subjects who were enrolled in the Phase II trial of uncomplicated malaria, 86 patients received a dose of Artemisone. Top-line published results were highlighted by:

•	100% cure in all cohorts.
•	More rapid parasite clearance time per dose compared to control.
•	No drug-related adverse events reported with Artemisone.

The authors of the Phase II study concluded that the data collected by Bayer and themselves revealed increased efficacy of Artemisone over artesunate when tested against P. falciparum in uncomplicated malaria patients.

Human Cytomegalovirus

Preclinical laboratory research conducted by Hadasit has demonstrated high antiviral potency of Artemisone against HCMV. In vitro data demonstrated higher efficacy of Artemisone compared to 1st generation artemisinin derivatives, with evidence for a novel mechanism of action. Artemisone also exhibited strong antiviral activity against ganciclovir-resistant strains in vitro. Ganciclovir is the current standard-of-care for HCMV infection.

Clinical work with artesunate suggested an antiviral effect against HCMV may be present with this member of the artemisinin class (“Artesunate as a Potent Antiviral Agent in a Patient with Late Drug Resistant Cytomegalovirus Infection following Hematopoietic Stem Cell Transplantation”, Clinical Infectious Diseases, 2008). Artesunate inhibits CMV in vitro and in an animal model. Further clinical and laboratory work performed by Hadasit suggested Artemisone may be a more potent and superior development option than artesunate for treatment of HCMV.

In light of preclinical and clinical studies of Artemisone conducted by Bayer HealthCare and others in various indications, the further development of Artemisone as an anti-infective is strongly supported. With no preventive therapy approved by the FDA for HCMV in HSCT recipients and no artemisinin-based therapy approved by the FDA for treatment of severe malaria, Artemis is moving Artemisone forward initially in these indications, while also continuing to evaluate other potential indications, including but not limited to other viral and parasitic infections.

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

In the United States, the FDA approves and regulates drugs under the FDCA, and implementing regulations. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

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

•	•preparation and submission to the FDA of an NDA, requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

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

In the European Union, marketing authorizations for medicinal products may be obtained through different procedures founded on the same basic regulatory process. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. On the other hand, a decentralized procedure provides for approval by one or more other concerned European Union Member States of an assessment of an application for marketing authorization conducted by one European Union Member State, known as the reference European Union Member State. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one European Union Member State. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other European Union Member States.

Employees

As of December 31, 2017, the Company had 1 full-time employee and approximately 16 consultants and advisors who provide services on a part-time basis. The employee and consultants oversee day-to-day operations of the Company, including its management, strategy, contract manufacturing, regulatory affairs, research and development, and administration. We have no laboratory facility or unionized employees.

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

In addition, on August 23, 2016, the Company closed on a private placement pursuant to a Securities Purchase Agreement (the “Acumen SPA”) with Acumen Bioventures LLC (“Acumen”) with respect to the sale of an aggregate of $500,000 of 68,321 shares of the Company’s common stock and 453 shares of Series A Preferred Stock (each share is convertible into 1,453.656 shares of the Company’s common stock). The Acumen SPA provided that the Company will obtain shareholder approval within 90 days of the date thereof to increase its authorized capital or conduct a reverse stock split such that the Company will have reserved for issuance at least 200% of the number of shares issuable upon conversion of all of the Series A Preferred Stock or be subject to liquidated damages (the “Approval”). The Board of Directors and the stockholders holding a majority of the Company’s voting power approved a 1-for-50 reverse stock split (the “Reverse Stock Split”) on November 2, 2016 and November 9, 2016, respectively. The Company’s management and its largest shareholder provided the Company with their irrevocable consent to the Approval.  The Acumen SPA also provides the investor with a 24-month right to (i) participate in future financings, (ii) purchase up to 100% of its investment at 120% of the per share purchase price, (iii) be issued additional securities in connection with any subsequent dilutive issuance by the Company; and (iv) piggyback or demand registration rights.

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

On October 23, 2017, the Company executed Securities Purchase Agreements (each, a “Securities Purchase Agreement”) with a total of 6 accredited investors relating to a private placement offering (the “Offering”) of an aggregate of 300,000 shares of the Company’s Common Stock at a purchase price of $1.00 per share, and of 250 shares of the Company’s newly designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”), at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of Common Stock. In addition, each investor received a warrant (each, a “Warrant”) to purchase fifty percent of the number of shares of Common Stock effectively purchased in the Offering, for an aggregate of 275,000 shares of Common Stock. The closing of the Offering took place on October 23, 2017.

The Securities Purchase Agreement provides each investor with (i) a 12 month right to participate in future financings, (ii) a 24 month right to be issued additional securities in connection with any subsequent dilutive issuance by the Company, and (iii) 24 month piggyback and demand registration rights.  Each Warrant is immediately exercisable at an exercise price of $2.00 per share, expires 5 years from the date of issuance, may be exercised for cash or on a cashless basis, and contains future price-based and customary stock-based anti-dilution protections.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock (the “Certificate of Designation”), the shares of Series C Preferred Stock are convertible into an aggregate of 250,000 shares of Common Stock based on a conversion price of $1.00 per share. Such conversion price is subject to future price-based and customary stock-based anti-dilution protections. The holders of the Series C Preferred Stock do not possess any voting rights but the Series C Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series C Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as converted basis.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2017, we had accumulated liabilities of $481,000.

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

WE MAY NOT SUCCESSFULLY MAINTAIN OUR EXISTING LICENSE AGREEMENT WITH HADASIT MEDICAL RESEARCH SERVICES & DEVELOPMENT LTD. AND HONG KONG UNIVERSITY OF SCIENCE AND TECHNOLOGY R AND D CORPORATION LIMITED WHICH COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR PRODUCT CANDIDATES.

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

WE HAVE NOT MET THE DEVELOPMENT AND FINANCING MILESTONES SET FORTH IN THE LICENSE AGREEMENT. AS A RESULT, HADASIT AND/OR RDC MAY TERMINATE THE LICENSE AGREEMENT FOR OUR NON-COMPLIANCE.

Pursuant to the terms of the License Agreement, Artemis agreed to certain development milestones, including the completion of Chemistry, Manufacturing and Controls (CMC) development and manufacturing for Phase I by the fourth quarter of 2017, completion of a Phase I study by the fourth quarter of 2019, completion of Phase IIa by the fourth quarter of 2022, and the first regulatory submission by the fourth quarter of 2027. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the Effective Time, $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time.

To date, we have not met the development and financing milestones set forth in the License Agreement. We have had discussions with Hadasit relating to amending the development and financial milestones set forth in the License Agreement but there are no guarantees that we will be successful in amending the agreement. If we are unable to amend the development and financing milestones set forth in the License Agreement, Hadasit and/or RDC have the right to terminate the License Agreement, the result of which will have a material negative impact on our business and financial results.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We had accumulated liabilities of $481,000 at December 31, 2017. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

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

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of April 2, 2018, we had no full time employees outside of our management team. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

Other than our Chief Executive Officer, none of our other directors or officers are residents of the United States. Most of our directors’ and officers’ assets and our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our officers and directors.

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

Our current executive officers and certain large shareholders of the Company hold approximately 61% of the voting power of our outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

THERE IS A SUBSTANTIAL LACK OF LIQUIDITY OF OUR COMMON STOCK AND VOLATILITY RISKS.

Our common stock is traded on the over-the-counter market with quotations published on the OTCQB tier of the OTC Bulletin Board (the “OTCBB”), under the symbol “ATMS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

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

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE WORKING CAPITAL AND ADVERSELY IMPACT OUR ABILITY TO CONTINUE OPERATIONS.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  A decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations.  If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations.  If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND FINANCIAL RESULTS. WE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2017.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities. Management’s report as of the end of fiscal year 2017 concluded that our internal control over financial reporting were not effective.

As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017. Specifically, management determined that the Company did not maintain effective control over its internal controls over financial reporting, specifically as it relates to non-routine financial matters such as the restated shareholder’s equity contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  We intend to remediate the identified material weakness in internal controls, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our Chief Financial Officer as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience. A “material weakness” is a deficiency, or a  combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate these material weaknesses in our internal controls, or after having remediated such material weaknesses, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or stockholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from stockholders and others with whom we do business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

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

	HIGH	LOW
FISCAL YEAR 2016
1st Quarter	$0.75	$0.51
2nd Quarter	$0.50	$0.37
3rd Quarter	$1.00	$0.40
4th Quarter	$1.80	$0.49

FISCAL YEAR 2017
1st Quarter	$1.50	$0.60
2nd Quarter	$1.50	$0.70
3rd Quarter	$1.40	$1.00
4th Quarter	$1.70	$1.20

FISCAL YEAR 2018
1st Quarter (through March 29, 2018)	$1.60	$1.30

As of March 29, 2018, there were 86 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the year ended December 31, 2017, and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the year ended December 31, 2017. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

We are a biopharmaceutical company dedicated to the development of novel, safe, and effective agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. Our lead product candidate, artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. We expect to advance artemisone initially as an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with HCMV, and other related clinical indications.

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

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2017. The utilization of these benefits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the consolidated financial statements contained elsewhere in this annual report.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2016 (dollars in thousands)

REVENUES.

The Company did not have revenue-producing operations for the fiscal year ended December 31, 2017, or the fiscal period ended December 31, 2016.

COST OF REVENUES.  The Company has no cost of revenues for the fiscal year ended December 31, 2017, or the fiscal period ended December 31, 2016, due to the fact that the Company has no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the fiscal year ended December 31, 2017, or the fiscal period ended December 31, 2016.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consisted primarily of consulting services.

Total research and development expenses for the year ended December 31, 2017, increased by 247% to $309 from $89 for the period ended December 31, 2016.  We do not capitalize research and development expenses, as all such expenses were charged to operating expenses as incurred.  This increase in research and development expenses during 2017 is mainly attributable to an increase of share compensation expenses from $36 to $75 and an increase in research activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $0 for the year ended December 31, 2017, and the fiscal period ended December 31, 2016,  due to the Company being in its developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.

General and administrative expenses for the year ended December 31, 2017, increased by 340% to $730 from $166 for the fiscal period ended December 31, 2016. The increase is attributable mainly to the addition of management personnel, an increase in legal activities and share compensation expenses of $31 as compared to $0 for the year ended December 31, 2016.

FINANCIAL INCOME (EXPENSES), NET. We incurred financial expenses of $104 in 2017, compared to $9 for the period ended December 31, 2016.  This increase is attributable to a warrant finance expense of $109 and Financial income, net primarily related to exchange rate changes and bank commissions.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets.  We incurred no capital losses in the fiscal year ended December 31, 2017, or the fiscal period ended December 31, 2016.

NET LOSS. We incurred a net loss of $1,143 in the year ended December 31, 2017, as compared to a net loss of $264 for the period ended December 31, 2016.   These net losses were primarily related to our operational and financial expenses.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of December 31, 2017, and as of December 31, 2016, we had an accumulated deficit of $1,407 and $264, respectively, and a positive working capital (current assets less current liabilities) of $530 and $914, respectively. Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of December 31, 2017, or December 31, 2016.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  Artemis has not been profitable and we cannot predict when we will achieve profitability. Artemis has experienced net losses and has had no revenues since its inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of December 31, 2017, and December 31, 2016, we had accumulated liabilities of $53 and $58, respectively.

As of December 31, 2017, and December 31, 2016, we had cash and cash equivalents of $525 and $907 respectively, and negative cash flow from operating activities of $607 and $276, respectively, for the year and period then ended. The negative cash flow from operating activities in the year ended December 31, 2017 is attributable mainly to a net loss of $1,143, share based compensation expenses of $106, a decrease in other accounts receivable of $7, a decrease in accrued expenses of $5 and an increase in a long term warrant liability of $428.

We had positive cash flow from financing activities of $544 in 2017 and $1,182 in 2016. The positive cash flow from financing activities in 2017 was attributable mainly to the  issuance of common stock in the amount of $544.

We did not have any cash flows from or used for investing activities in 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

No change in our internal control over financial reporting occurred during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer have conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Specifically, management determined that we did not maintain effective control over our internal controls over financial reporting, specifically as it relates to non-routine financial matters such as the restated shareholder’s equity contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Remediation Efforts to Address Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We intend to remediate the identified material weakness in internal controls, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our Chief Financial Officer as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of April 2, 2018.

NAME	AGE	POSITION

EXECUTIVE OFFICERS
Brian Culley	46	Chief Executive Officer
Chanan Morris	52	Chief Financial Officer
Dana Wolf	60	Chief Scientific Officer
Israel Alfassi	49	Director, Chief Executive Officer of Artemis Pharma, Inc.
Gadi Peleg	42	Director

BRIAN CULLEY was appointed as Chief Executive Officer in August 2017. Mr. Culley previously served as Mast Therapeutics, Inc.’s (“Mast”) Chief Executive Officer since February 2010 and was a member of its Board of Directors since December 2011, until Mast’s merger with Savara, Inc. (SVRA) in April 2017. Mr. Culley served from January 2007 to February 2010 as Mast’s Chief Business Officer and Senior Vice President, from February 2006 to January 2007 as Mast’s Senior Vice President, Business Development, and from December 2004 to February 2006 as Mast’s Vice President, Business Development. From 2002 until 2004, Mr. Culley was Director of Business Development and Marketing for Immusol, Inc. From 1999 until 2000, he worked at the University of California, San Diego (UCSD) department of technology transfer & intellectual property services and from 1996 to 1999 he conducted drug development research for Neurocrine Biosciences, Inc. Mr. Culley has 25 years of business and scientific experience in the life science industry. He received a B.S. in biology from Boston College, a masters in biochemistry and molecular biology from the University of California, Santa Barbara, and an M.B.A. from The Johnson School of Business at Cornell University.

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

ISRAEL ALFASSI was appointed as a Director in August 2016 in conjunction with the closing of the Merger and has served as the Chief Executive Officer and co-founder of Artemis Pharma Inc. since its inception. From 2007 to 2009, Mr. Alfassi served as a Director and Vice President of Products and Business Development for DVTel, later acquired by Flir Systems, Inc. (NASDAQ: FLIR), which provides video surveillance HW & SW solutions. During 2012 he served as the Vice President of Products, and from 2010 to 2011 as Director of Product management and Marketing, for 3i-Mind, a company which primarily provides advanced security solutions & services for governments. Mr. Alfassi has also served in various entrepreneurial roles as the co-founder of TraceTech Security, an Israeli company founded in 2009 focused on explosive and drug trace detection products, serving as the Chief Executive Officer of LoginWall, a cyber security company, in 2013, serving as the Vice President Products and Marketing in 2014 of Kaymera, a leading cyber security provider of secured mobile communication solutions and as a founder of AlgoCrowd Trading, a crowd wisdom based Algotrading Company. Mr. Alfassi’s prior investment and managerial experience make him suitable to serve as a director of the Company.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal period ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

 CODE OF ETHICS

We currently do not have a code of ethics in place, as we are in the process of revising our preexisting code of conduct and ethics subsequent to the consummation of the Merger.  Now that the Merger has been completed, we are developing and plan to adopt a code of conduct and ethics that will apply to all of our employees, our directors, principal executive and financial officers. Disclosure regarding the adoption of, any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of any such amendment or waiver.

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
ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended December 31, 2017, and 2016. We do not currently have any other executive officers.

Summary Compensation Table
(dollars in thousands)

Name and Principal Position	Year	Salary		Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Chanan Morris,	2017	$42	(1)		-	-	-	$42
Chief Financial Officer	2016	$35	(1)	$2.5	-	-	-	$37.5

Peter Payne,	2017	$146		-	-	-	-	$146
Chief Executive Officer	2016	-		-	-	-	-	-

Brian Culley,	2017	$63		-	-	-	-	$63
Chief Executive Officer	2016	-		-	-	-	-	-

(1)   For the period from January 1, 2016, through August 31, 2016, Mr. Morris received a monthly fee of $2,500 in connection with a consulting arrangement with the Company.  His monthly fee was increased to $3,500 per month starting on August 1, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of December 31, 2017, our named executive officers have outstanding equity awards as follows:

As described more fully below, on August 9, 2017, in conjunction with the execution of his employment agreement, we granted Brian Culley, our Chief Executive Officer, a non-statutory stock option to purchase 242,640 shares of the Company’s common stock, with an exercise price of $1.30 per share, with such option subject to a pro rata 48 month vesting period.

In connection with Mr. Culley’s appointment as Interim Chief Executive Officer, the Company agreed to issue Mr. Culley a non-statutory stock option to purchase 242,640 shares of the Company’s common stock, with an exercise price of $1.30 per share, with such option subject to a pro rata 48 month vesting period. In the event Mr. Culley’s employment is terminated without cause within 60 days of a change of control (as defined in the Culley Employment Agreement) then 50% of such outstanding and unvested options shall become immediately vested, and if Mr. Culley’s employment is terminated for a good reason within 60 days of a change of control (as defined in the Culley Employment Agreement), then 100% of such outstanding and unvested options shall become immediately vested. In addition, subject to the approval of the Board, Mr. Culley may be entitled to receive an additional, one time, fully vested non-statutory stock option grant to purchase up to 48,528 shares of the Company’s common stock.

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

Effective as of January 10, 2017, the Company appointed Mr. Peter N. Payne, age 57, to serve as the Company’s Chief Executive Officer.  For his services as Chief Executive Officer, Mr. Payne received an annual salary in the amount of $180,000.  Mr. Payne was also entitled to receive an annual bonus at the discretion of the Company’s Board of Directors.

On August 7, 2017, Peter Payne resigned from his position as Chief Executive Officer of the Company, effective as of August 18, 2017.  On August 9, 2017, the Board of Directors of the Company appointed Brian Culley as Interim Chief Executive Officer.

In connection with Mr. Culley’s appointment, the Company entered into an employment agreement with Mr. Culley, dated August 9, 2017 (the “Culley Employment Agreement”). Pursuant to the Culley Employment Agreement, the Company agreed to pay him an annual base salary of $150,000. In addition, if the Company receives a capital investment in an aggregate amount that exceeds $2 million (a “Capital Raise”) by December 31, 2017, Mr. Culley’s annual base salary will be increased to $300,000. The Culley Employment Agreement further provides that Mr. Culley will be entitled to an annual bonus equal to up to 50% of the annual base salary, up to a maximum of $120,000 in the aggregate, subject to certain performance goals to be determined by the Board. In addition, in the event of a successful Capital Raise prior to December 31, 2017, Mr. Culley will also be eligible to receive a one time bonus of $12,500 for each month he is employed by the Company prior to the date of such investment.

Also, in connection with Mr. Culley’s appointment, the Company agreed to issue Mr. Culley a non-statutory stock option to purchase 242,640 shares of the Company’s common stock, with an exercise price of $1.30 per share, with such option subject to a pro rata 48 month vesting period. In the event Mr. Culley’s employment is terminated without cause within 60 days of a change of control (as defined in the Culley Employment Agreement) then 50% of such outstanding and unvested options shall become immediately vested, and if Mr. Culley’s employment is terminated for good reason within 60 days of a change of control (as defined in the Culley Employment Agreement), then 100% of such outstanding and unvested options shall become immediately vested. In addition, subject to the approval of the Board, Mr. Culley may be entitled to receive an additional, one time, fully vested non-statutory stock option grant to purchase up to 48,528 shares of the Company’s common stock.

On January 3, 2018, the Company and Mr. Culley entered into a amendment to the Culley Employment Agreement pursuant to which the date by which Mr. Culley would be entitled to an increase in his annual base salary, from $150,000 to $300,000 in the event the Company receives a capital investment in an aggregate amount that exceeds $2 million, was extended from December 31, 2017 to March 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of April 2, 2018 regarding beneficial ownership of our common stock by: (i) each person known to us who beneficially owns more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

As of April 2, 2018, we had 5,135,380 shares of common stock outstanding.
Shareholder (1)	Beneficial Ownership		Percent of Class (2)
Brian Culley	131,523		2%
Israel Alfassi	253,460		4%
Chanan Morris	2,038		* %
Gadi Peleg	5,556		* %
Dana Wolf	84,487	(3)	1%
Peter Payne	0		0%
Officers and Directors as a group (6 persons)	477,064		7%
Other 5% Holders
Tonak Ltd.	2,833,054	(4)	40%
Zavit Holdings Ltd.	385,461	(5)	5%
ICTS International N.V. and affiliates	198,311	(6)	3%

* less than 1%

(1)	The address for all stockholders listed above is 18 East 16th Street, Suite 307, New York, NY.
(2)	Based upon 7,023,868 shares of fully diluted common stock on as a converted basis outstanding as of March 31, 2018.
(3)	Represents shares underlying stock options issued to Dr. Wolf & Hadasit effective as of August 23, 2016.

(4)	Consists of 2,833,054 shares of common stock beneficially owned by Tonak Ltd. Mr. Nadav Kidron is the natural person with voting and dispositive power over our securities held by Tonak Ltd.

(5)
Consists of 385,461 shares of common stock beneficially owned by Zavit Holdings, Ltd. Mr. Amiad Solomon is the natural person with voting and dispositive power over our securities held by Zavit Holdings, Ltd.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2017. Our stockholder approved equity compensation plan consists of: (i) the Company’s 2002 Employee, Director and Consultant Option Plan, or the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAZ, for the audit of our annual financial statements for the years ended December 31, 2017 and December 31, 2016 and fees billed for other services rendered by BAZ during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2017	DECEMBER 31, 2016

Audit fees (1)	$22	$22
Audit related fees	$0	$0
Tax fees	$7	$0
All other fees	$0	$0
Total	$29	$22

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

3.3	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on October 25, 2017).
4.1	Form of Warrant (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on October 25, 2017).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4*	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).
10.5

License Agreement by and between Artemis Therapeutics, Inc., Hadasit Medical Research Services & Development Ltd. and  Hong Kong University of Science and Technology R and D Corporation Limited, dated May 31, 2016 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 15, 2016).

10.6
Amendment No. 1 to License Agreement by and between Artemis Therapeutics, Inc., Hadasit Medical Research Services & Development Ltd. and  Hong Kong University of Science and Technology R and D Corporation Limited, dated August 22, 2016 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 18, 2016).

10.7	Agreement and Plan of Merger, dated August 2, 2016 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 3, 2016).

10.8
Consulting Agreement by and between Artemis Therapeutics, Inc., Hadasit Medical Research Services & Development Ltd. and Dr. Dana Wolf, dated August 23, 2016 (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 18, 2016).

10.9	Securities Purchase Agreement, dated August 2, 2016 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 3, 2016).
10.10*
Employment Agreement, dated as of January 17, 2017, by and between the Company and Peter Payne (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 17, 2017).

10.11*
Employment Agreement, dated as of August 9, 2017, by and between the Company and Brian Culley (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 10, 2017).

10.12*	Amendment to Employment Agreement, dated January 3, 2018, between the Company and Brian Culley (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2018).
10.12	Securities Purchase Agreement by and between the Company and Acumen, dated August 2, 2016 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on August 29, 2016).
10.13

Form of Securities Purchase Agreement by and between the Company and the investor parties signatory thereto (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 25, 2017).

31.1	Rule 13-14(a) Certification of Chief Executive Officer. **

31.2	Rule 13-14(a) Certification of Chief Financial Officer. **

32.1	Section 1350 Certifications of Chief Executive and Chief Financial Officers.***

101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

ITEM 16.       10-K SUMMARY.

None.

Artemis Therapeutics Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Artemis Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artemis Therapeutics Inc. and its subsidiaries (the "Company") as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2017 and for the period from April 19, 2016 (Inception) through December 31, 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017, and for the period from inception through December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. To-date, the Company has not generated revenue and does not anticipate generating revenue for an extended period of time. These conditions result in substantial doubts about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of' these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Brightman Almagor Zohar & Co.
Certified Public Accountants
Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel
April 2, 2018

We have served as the Company's auditor since 2016

Artemis Therapeutics Inc.
Consolidated Balance Sheet
(USD in thousands, except share data)

		As of December 31,	As of December 31,
	Note	2017	2016

ASSETS

Current assets
Cash and cash equivalents		525	907
Other accounts receivable and prepaid expenses		58	65
Total current assets		583	972

TOTAL ASSETS		583	972

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		53	58
Total current liabilities		53	58

Long Term liabilities
Derivative warrant liabilities	7B	428	-
Commitments and Contingencies	3	-	-
Total long term liabilities		428	-

Total Liabilities		481	58

Shareholders' equity
Preferred A stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of December 31, 2017 and 2016 Preferred C stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of December 31, 2017 and 0 as of December 31, 2016 Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,153,380 as of December 31, 2017 and 4,818,178 as of December 31, 2016 (*)		52	49
Additional paid in capital	7	1,457	1,129
Accumulated deficit		(1,407)	(264)
Total shareholders' equity		102	914

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		583	972

* 2016 Share data is retroactively adjusted to reflect the reverse stock split and the reverse recapitalization consummated in August 2016.

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statement of Operation
(USD in thousands, except per share data)

	For the period from January 1, 2017 to December 31, 2017	For the period from April 19 (Inception), 2016 to December 31, 2016

Research and development expenses	309	89

General and administrative	730	166

Operating loss	1,039	255

Finance Expense -	104	9

Net loss	1,143	264

Loss per share:
Basic and diluted net loss per share	(0.20)	(0.06)
Weighted average number of common stocks used in calculation of net loss per Common share (*):
Basic and diluted	4,893,022	4,254,094

* 2016 Share data is retroactively adjusted to reflect the reverse stock split (refer to Note 7) and the reverse recapitalization consummated in August 2016.

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statements of changes of shareholder's equity (deficiency)
(USD in thousands, except share data)

	Common Stock			Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated	Total shareholders'
	Number of Shares	USD		Number	Amount		Number	Amount			(deficiency)	Equity

Establishment of the Company April 2016	3,665,077	(***	)

Issuance of shares	221,307	(***	)							127		127

Share Based Compensation										36		36

Effect of reverse Capitalization	863,472	(***)49								485		534

Issuance of Stocks and Preferred Stocks	68,322	(**	)	453	(*	)				481		481

Net Loss											(264)	(264)

Balance as of December 31, 2016 (**)	4,818,178	49		453	(*	)				1,129	(264)	914

Share based compensation										106		106

Issuance of stocks, preferred stocks and warrants	300,000	3					250	(*	)	222		225

Exercised options	35,202	(*	)								-	(* )

Net loss											(1,143)	(1,143)

Balance as of December 31, 2017	5,153,380	52		453	(*	)	250	(*	)	1,457	(1,407)	102

(*)     Represents an amount lower than 1,000 USD

(**)   Share data as of December 31, 2016 is restated (Note 8)

(***) Share data has been adjusted based on the equivalent number of shares received by the accounting acquirer as a result of the reverse recapitalization

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
consolidated statement of cash flows
(USD in thousands)

	Twelve Months Ended December 31, 2017	For the period from April 19, 2016 (Inception), to December 31, 2016

Net cash used in operating activities
Net Loss	(1,143)	(264)

Share based compensation expenses	106	36
Decrease in other accounts receivable and prepaid expenses	7	(28)
Decrease in accrued expenses and other payables	(5)	(20)
Change in the fair value of derivative warrant liability	109	-

Net cash used in operating activities	(926)	(276)

Cash flows from financing activities
Exercise of options	(* )	-
Issuance of common stock, preferred stock and warrants	544	608
Acquisition of subsidiary in connection with a reverse acquisition	-	575
Cash flows from financing activities	544	1,183

Increase (decrease) in cash and cash equivalents	(382)	907
Cash and cash equivalents at the beginning of the period	907	-

Cash and cash equivalents at the end of the period	525	907

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
Notes to the financial statement
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

On August 23, 2016, the Predecessor Company consummated an agreement and plan of merger (the “Merger Agreement”) with Artemis Pharma Inc. (formerly, Artemis Therapeutics Inc.), a Delaware corporation (“Artemis”). Pursuant to the terms of the Merger Agreement, in exchange for the outstanding shares of Artemis, the Company issued to Artemis shareholders a total of 460,000 shares (as adjusted to reflect the reverse stock split) of the Predecessor Company's common stock and series B convertible preferred stock convertible into 3,426,384 shares (as adjusted to reflect the reverse stock split) (the “Merger”). All series B preferred shares were converted to common shares prior to December 31, 2016. Immediately following the consummation of the Merger Agreement, Artemis stockholders owned approximately 82% of the Company’s common stock, on a fully diluted basis. Following the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, ownership was reduced, after which Artemis stockholders owned approximately 70% of the Company’s common stock, on a fully diluted basis. (refer to note 7).

As a result of the Merger, Artemis became a wholly owned subsidiary of the Company. Artemis’ fiscal year end is December 31.

Artemis Therapeutics Inc.
Notes to the financial statement
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

Artemis was incorporated in the State of Delaware on April 19, 2016. The Company is engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. The company's lead product candidate, Artemisone, is a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. Artemis expects to advance Artemisone initially as an antiparasitic agent for the treatment of malaria and an antiviral agent to address unmet clinical needs in the growing population of immunocompromised patients infected with human cytomegalovirus (HCMV), and other related clinical indications.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect reported amounts and disclosures made. Actual results could differ from those estimates.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2	- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C.	Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired.

D.	Fair value of financial instruments:

The carrying values of cash and cash equivalents, other receivable and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

The Company measures the fair value of certain of its financial instruments (such as the derivative warrant liabilities) on a recurring basis. The method of determining the fair value of derivative warrant liabilities is discussed in Note 7B.

A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets and liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the reverse merger as if these shares had been outstanding as of the beginning of the earliest period presented

Artemis Therapeutics Inc.
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

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2     - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Recent Accounting Standards:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. As the Company has not incurred revenues to date, the new standard has no impact on the financial statements at transition date.

In February 2016, the FASB issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. To date, the company is not engaged in lease agreements and accordingly does not expect the standard to have a material impact on its financial statements.

In May 2017, the FASB issued “ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The adoption of this standard has no material impact on company's financial statements.

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. This standard is effective beginning in the first quarter of 2019. The Company has derivative warranty liabilities as discussed in Note 7B which upon adoption of the new standard may be classified as equity.

The Company has derivative warranty liabilities as discussed in Note 7B which upon adoption of the new standard are expected to be classified as equity.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 3   - COMMITMENTS AND CONTINGENCIES

Agreement with Hadasit and RDC

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license based on net sales to make any and all use of certain patents and know-how owned by Hadasit and RDC relating to Artemisone. Artemis will rely primarily on the License Agreement with respect to the development of Artemisone, its lead product candidate.

In addition, Artemis agreed to certain development milestones, including the completion of Chemistry, Manufacturing and Controls (CMC) development and manufacturing for Phase I by the fourth quarter of 2017, completion of a Phase I study by the fourth quarter of 2019, completion of Phase IIa by the fourth quarter of 2022, and the first regulatory submission by the fourth quarter of 2027. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the closing of the Merger on August 23, 2016 (such time, the “Effective Time”), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time.  In the event that Artemis fails to meet development or investment milestones as set forth in the License Agreement, Hadasit has the right to terminate the License Agreement. We have regular communication with representatives from Hadasit and, to date, we have received no notices from Hadasit or RDC about our development progress or the investment milestones and no indication that Hadasit or RDC intend to terminate the License Agreement for non-compliance. To date, we have not met the development and financing milestones set forth in the License Agreement. We have had discussions with Hadasit relating to amending the development and financial milestones set forth in the License Agreement but there are no guarantees that we will be successful in amending the agreement.

NOTE 4 - INCOME TAX

A.	Tax rates applicable to the income

US corporate tax
The maximum statutory federal tax rate in the US in 2017 and 2016 is 35%.The Company is not subject to current federal taxes, as it has incurred losses in 2016 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S corporate tax rate, business related deductions and credits, and has international tax consequences for companies that operate globally. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018. As a result of the tax act the maximum statutory federal tax rate was reduced to 21% starting on January 1, 2018. The other effects of the Tax Act provisions are still being identified and evaluated by the Company.

Israel corporate tax
The Company's subsidiary in Israel is subject to income tax at a regular corporate tax of 24% in 2017 and 25% in 2016.

In December 2016, a legislation to amend the corporate income tax law was published. The legislation determined a decrease of the corporate income tax law as of January 1, 2017 to 24% (1% decrease) and as of January 1, 2018 to 23% (additional 1% decrease).

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 4 - INCOME TAX (Cont.)

B.	Deferred income taxes

As the entity is still in its development stage and has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to beutilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of December 31, 2017	As of December 31, 2016

Deferred tax assets:
Deferred taxes due to carryforward losses	2,763	3,583

Valuation allowance	(2,763)	(3,583)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of December 31, 2017 and 2016 are as follows:

	As of December 31, 2017	As of December 31, 2016
Israel	4,684	4,518
United States (*)	7,988	7,011

	12,672	11,529

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

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

ISSUANCE DATE	NUMBER OF WARRANTS	EXERCISE PRICE	EXERCISABLE THROUGH

January 2010 *	43,069	$0.055	April 2018
October 2017 **	275,000	$2.00	October 2022

*  In connection with historic financings, New York Global Innovations Inc. issued 43,069 warrants    which were outstanding as of December 31  2016 & 2017. These warrants have been retroactively adjusted to reflect the 1 to 50 reverse stock split

** Warrants issued in connection with the October 2017 financing and which contain a full ratchet anti-dilution price protection (See note 7B)

NOTE 6 -   Computation of Net Loss per Share

Basic loss per share is computed by dividing the net loss, as adjusted, to include the preferred shares dividend participation rights of preferred shares outstanding during the relevant fiscal year, by the weighted average number of shares of common stock outstanding during the relevant fiscal year. Diluted loss per share is computed by dividing the net loss, as adjusted, to include the dividend participation rights of preferred shares outstanding during the relevant fiscal year as well as of preferred shares that would have been outstanding if all potentially dilutive preferred shares had been issued, by the weighted average number of shares of common stock outstanding during the relevant fiscal year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Twelve Months Ended December 31, 2017	The period from April 19 (Inception), 2016 to December 31, 2016
Net loss attributable to shareholders of the company	1,143	264
Net loss attributable to shareholders of preferred shares	171	33

Net loss used in the calculation of basic loss per share	972	231

Net loss per share	(0.20)	(0.05)

Weighted average number of common stock used in the calculation of net loss per share	4,893,022	4,254,094

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7   - STOCK CAPITAL

A.	Stockholders Rights:

Shares of common stock confer upon their holders the right to receive notice to participate and vote in general meetings of shareholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

Preferred A shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any common stock.

Preferred C shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis. The shares of Series C Convertible Preferred Stock have the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any other securities.

B.	Issuance of Shares:

On August 19, 2016 and prior to consummation of the merger, Artemis issued 524 shares of common stock (221,307 shares as adjusted to reflect the reverse recapitalization and reverse stock split) for an aggregate purchase price of $127, which was received in October 2016.

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company’s common stock, as well as 453 shares of the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses). These shares have anti-dilution protection for a period of twenty four months. The anti-dilution protection has not been triggered through the date of these financial statements. In addition, the investor, within a 24-month period, may purchase up to an additional 100% of its preferred A shares at 120% of the per share purchase price paid in August 2016.   This additional purchase option was recorded in equity.

In October 2017, the Company issued 300,000 shares of the Company’s common stock, warrants to purchase 275,000 shares of common stock, as well as 250 shares newly designated Series C Convertible Preferred Stock to investors for an aggregate purchase price of $550,000 less issuance expenses. Each share of Series C Convertible Preferred Stock is convertible into 1,000 shares of common stock, subject to adjustments in the event of future financing at a price of less than the conversion price. Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis. The shares of Series C Convertible Preferred Stock  have the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any other securities.

The 275,000 warrants contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price.

As such anti-dilution price protection, does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability at issuance date, was approximately $319. The Company recorded a finance expense of $109 at December 31, 2017 in respect of these warrants.

The Company uses the Black-Scholes valuation model to estimate fair value of these warrants. In using this model, the Company makes certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on NASDAQ. The expected term of the warrants is based on the time to expiration of the warrants from the date of measurement.

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 3 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary over time, namely, the volatility and the risk-free rate. A 5.0% decrease or increase in volatility would not cause a material change in the value of the warrants. A 5.0% decrease or increase in the risk-free rate would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

C.	Reverse Stock Split:

On December 16, 2016, the Company effected a one-for-fifty (1:50) reverse stock split of its issued and outstanding shares of common stock. Share data included in these financial statements is retroactively adjusted as if the reverse stock split had occurred at the beginning of the earliest period presented.

D.	Options issued to consultants and employees:

On August 22, 2016, the Company granted 126,730 stock options to consultants. Each stock option is exercisable into a share of the Company’s common stock of and expires no later than 10 years from the date of grant.

One third of the options vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized compensation expenses in the amount of $75, included in Research & Development Expenses.  35,202 of these options were exercised in July 2017.

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. Each stock option is exercisable into a share of the Company’s common stock. . As a result, the Company recognized compensation expenses in the amount of $31 included in General & Administrative Expenses.

Upon termination of the CEO’s employment agreement any of the then unvested options shall expire immediately. All vested options may be exercised for a period of 90 days from the termination of the agreement. The options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

A summary of the Company's option activity and related information is as follows:

	For the Twelve months ended December 31, 2017
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	126,730	0.01
Granted	242,640	1.30
Exercised	35,202	0.01
Cancelled	-

Outstanding at end of period	334,168	$0.95	218,321
Options exercisable at period end	69,505	$0.39	84,429

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on December 31, 2017, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2017 and 2016, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	$2 0 1 7	2 0 1 6	2 0 1 7	2 0 1 6	2 0 1 7	2 0 1 6
0.01	91,528	126,730	8.64	9.65	49,283	42,243
1.30	242,640	-	9.68	-	20,220	-

	334,168	126,730	9.40	9.65	69,503	42,243

(*) Less than 1

Compensation expense recorded by the Company with respect to its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2017 and 2016 was $103 and $36, respectively.

As the exercise price of the options is nominal, the Company estimated their fair values based on the value of the Company's shares at the measurement date.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 8   - Convertible preferred stock Series A and common stock - Restatement

As explained in note 7, the Company issued Series A Convertible Preferred Stock to one of its shareholders. The shares are convertible to common shares at any point in time and participate in earning on an as converted basis. The Company in its Q1 2017 filling as well as in its fillings prior to Q1 2017erroneously presented these shares as if the shares had been converted to common shares.

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

The following tables present the restated financial statements line items:
Artemis Therapeutics, Inc.
Condensed Consolidated Statements Balance Sheet
(Audited)

	December 31, 2016
	As Reported	Adjustments		As Restated

Shareholders' equity
Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 0 and 453 shares (as reported and as restated) as of December 31, 2016	-	(*	)	(*	)
Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,774,549 and 4,818,178 (as reported and as restated) as of December 31, 2016	2,887	(2838)		49
Additional paid in capital	(1,709)	2,838		1,129
Accumulated deficit	(264)	-		(264)
Total shareholders' equity	914	-		914

(*) Represents an amount lower than 1,000 USD

NOTE 9   - Subsequent Events

On March 15, 2018, the Company granted options to purchase 48,528 shares of common stock to its CEO, which vested on the grant date and options to purchase 50,000 shares of common stock to its CFO, which options will vest over a 48 month period. These options have an exercise price of $1.30 and will expire on March 15, 2028.

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE

/s/ Brian Culley	Chief Executive Officer	April 2, 2018
By: Brian Culley

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gadi Peleg	Chairman of the Board	April 2, 2018
By: Gadi Peleg

/s/ Brian Culley	Chief Executive Officer	April 2, 2018
By: Brian Culley

/s/ Chanan Morris	Chief Financial Officer	April 2, 2018
By: Chanan Morris	(Principal Financial and Accounting Officer)
/s/ Israel Alfassi	Director	April 2, 2018
By: Israel Alfassi