Form 10-K/A
period 2017-12-31
Artemis Therapeutics, Inc.
filed 2018-04-27
CIK 1062128

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

As of April 26, 2018, the Registrant had outstanding 5,153,380 shares of Common Stock, par value $0.01 per share.

ii

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Artemis Therapeutics, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017 (this “Amendment No. 1”), filed with the Securities and Exchange Commission on April 2, 2018 (the “Form 10-K”), is to include a conformed signature to the audit report provided by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited included on page F-2 of the Company’s Consolidated Financial Statements as of December 31, 2017 which was inadvertently omitted from the Form 10-K.

Other than the correction identified above, no other changes have been made to the Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or otherwise modify or update in any way disclosures made in the Form 10-K. This Amendment No. 1 should be read in conjunction with the Form 10-K.

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.***

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE

/s/ Brian Culley	Chief Executive Officer	April 27, 2018
By: Brian Culley

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gadi Peleg	Chairman of the Board	April 27, 2018
By: Gadi Peleg

/s/ Brian Culley	Chief Executive Officer	April 27, 2018
By: Brian Culley

/s/ Chanan Morris	Chief Financial Officer	April 27, 2018
By: Chanan Morris	(Principal Financial and Accounting Officer)
/s/ Israel Alfassi	Director	April 27, 2018
By: Israel Alfassi

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

/s/ Brightman Almagor Zohar & Co.
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