Form 10-Q
period 2018-03-31
Artemis Therapeutics, Inc.
filed 2018-05-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐          No ☒

The number of shares of Common Stock of the registrant outstanding was 5,153,380 as of May14, 2018.

ARTEMIS THERAPEUTICS, INC.

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheet as of March 31, 2018 (unaudited) and December 31, 2017 (audited)	5

	Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2018 and 2017	6

	Interim Condensed Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2018 and for the year ended December 31, 2017 (audited)	7

	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2018 and 2017	8

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2018

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

INDEX

PAGE

Interim Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 (audited)	5

Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2018 and 2017	6

Interim Condensed Statements of Shareholders’ Equity (unaudited) for the three months ended March 31, 2018 and for the year ended December 31, 2017 (audited)	7

Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	8

Notes to Interim Condensed Consolidated Financial Statements	9-19

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of March 31,	As of December 31,
	Note	2018 (Unaudited)	2017 (Audited)

ASSETS

Current assets
Cash and cash equivalents		339	525
Other accounts receivable and prepaid expenses		44	58
Total current assets		383	583

TOTAL ASSETS		383	583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		52	53
Total current liabilities		52	53

Long term liabilities
Derivative warrant liabilities	7B	339	428
Commitments and Contingencies	3	-	-
Total long term liabilities		339	428

Total Liabilities		391	481

Stockholders' equity
Series A convertible preferred stock, $0.01 par value - authorized: 10,000,000 shares; issued and outstanding: 453 shares as of March 31, 2018 and December 31, 2017
Series C convertible preferred stock, $0.01 par value - authorized: 250 shares; issued and outstanding: 250 shares as of March 31, 2018 and December 31, 2017
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,380 as of March 31, 2018 and December 31, 2017		52	52
Additional paid in capital	7	1,558	1,457
Accumulated deficit		(1,618)	(1,407)
Total stockholders' equity		(8)	102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		383	583

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(USD in thousands, except share data)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Research and development expenses	71	47

General and administrative	229	138

Operating loss	300	185

Finance Income	89	-

Net loss	211	185

Net loss per share, basic and diluted (Note 6)	(0.03)	(0.03)

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted	5,153,380	4,818,178

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(USD in thousands, except share data)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated	Total shareholders'
	Number of Shares	USD	Number	Amount		Number	Amount			(deficiency)	Equity

Balance as of December 31, 2017	5,153,380	52	453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation									101		101

Net loss										(211)	(211)

Balance as of March 31, 2018	5,153,380	52	453	(*	)	250	(*	)	1,558	(1,618)	(8)

 (*)    Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net cash used in operating activities
Net Loss	(211)	(185)

Share based compensation expenses	101	15
Decrease in other accounts receivable and prepaid expenses	14	19
Decrease (increase) in accrued expenses and other payables	(1)	3
Change in the fair value of derivative warrant liability	(89)	-

Net cash used in operating activities	(186)	(148)

(Decrease) in cash and cash equivalents	(186)	(148)
Cash and cash equivalents at the beginning of the period	525	907

Cash and cash equivalents at the end of the period	339	759

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

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

Artemis has not generated any revenues from its activities and has incurred substantial operating losses. Management expects Artemis to continue to generate substantial operating losses and to continue to fund its operations primarily through additional raises of capital. Such conditions raise substantial doubts about the Company's ability to continue as a going concern. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -    SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective with respect to the Company beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet generated revenues to date, therefore the standard had no impact on its consolidated financial statements at transition date.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments – Overall (Suptopic 825-10) Recognition and Measurement of Financial Assets and Liabilities” (“ASU 2016-01”). The amendments in ASU 2016-01 affect any entity that holds financial assets or owes financial liabilities. The guidance is effective for fiscal years beginning after December 15, 2017. The standard had no impact on the financial statements at transition date.

In February 2016, the FASB issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. To date, the Company is not engaged in lease agreements and accordingly does not expect the standard to have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance is effective on a prospective basis beginning on January 1, 2018 and early adoption is permitted. The standard had no impact on the financial statements at transition date.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). The amendments add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the consolidated financial statements.

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

In addition, Artemis agreed to certain development milestones, including the completion of Chemistry, Manufacturing and Controls (CMC) development and manufacturing for Phase I by the fourth quarter of 2017, completion of a Phase I study by the fourth quarter of 2019, completion of Phase IIa by the fourth quarter of 2022, and the first regulatory submission by the fourth quarter of 2027. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the closing of the Merger on August 23, 2016 (such time, the “Effective Time”), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time.  In the event that Artemis fails to meet development or investment milestones as set forth in the License Agreement, Hadasit has the right to terminate the License Agreement. Artemis has regular communication with representatives from Hadasit and, to date, the Company has received no notices from Hadasit or RDC about its development progress or the investment milestones and no indication that Hadasit or RDC intend to terminate the License Agreement for non-compliance. To date, the Company has not met the development and financing milestones set forth in the License Agreement. The Company has had discussions with Hadasit relating to amending the development and financial milestones set forth in the License Agreement but there are no guarantees that the Company will be successful in amending the License Agreement.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 4 - INCOME TAX

A.	Tax rates applicable to the income

US corporate tax
The maximum statutory federal tax rate in the US in 2017 and 2016 is 35%. The Company is not subject to current federal taxes, as it has incurred losses in 2016 and 2017.

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

Pursuant to SAB 118 (regarding the application of ASC 740 associated with the enactment of the Act), the Company remeasured certain tax assets and liabilities based on the rates the Company expects them to reverse in the future, which is generally 21%. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.

Israel corporate tax
The Company's subsidiary in Israel is subject to income tax at a regular corporate tax of 23% in 2018 and 24% in 2017.

In December 2016, legislation to amend the corporate income tax law was published. The legislation determined a decrease of the corporate income tax law as of January 1, 2017 to 24% (1% decrease) and as of January 1, 2018 to 23% (additional 1% decrease).

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

	As of March 31, 2018	As of December 31, 2017

Deferred tax assets:
Deferred taxes due to carryforward losses	2,819	2,763

Valuation allowance	(2,819)	(2,763)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of March 31, 2018 and December 31, 2017 are as follows:

	As of March 31, 2018	As of December 31, 2017
Israel	4,723	4,684
United States (*)	8,160	7,988

	12,883	12,672

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 –   WARRANTS ISSUED TO INVESTORS

In connection with historical financings, the Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

ISSUANCE DATE	NUMBER OF WARRANTS OUTSTANDING as of December 31, 2017 and March 31, 2018	EXERCISE PRICE	EXERCISABLE THROUGH

January 2010 *	43,069	$0.055	April 2018
October 2017 **	275,000	$2.00	October 2022

*  In connection with historical financings, New York Global Innovations Inc. issued 43,069 warrants    which were outstanding as of March 31, 2018 and December 31, 2017. The number of warrants is retroactively adjusted to reflect the 1 to 50 reverse stock split.

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss available to shareholders of the company	211	185
Net loss attributable to shareholders of preferred shares	32	22

Net loss used in the calculation of basic loss per share	179	163

Net loss per share	(0.03)	(0.03)

Weighted average number of common stock used in the calculation of net loss per share	5,153,380	4,818,178

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

The Series  A convertible preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any common stock.

In December 2016, all Series B convertible preferred shares were converted into shares of common stock.

The Series C convertible preferred  shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis. The shares of Series C convertible preferred stock have the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any other securities.

B.	Issuance of Shares:

On August 19, 2016, and prior to consummation of the merger, Artemis issued 524 shares of common stock (221,307 shares as adjusted to reflect the reverse recapitalization and reverse stock split) for an aggregate purchase price of $127, which was received in October 2016.

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company’s common stock, as well as 453 shares of the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses). These shares have anti-dilution protection for a period of twenty four months. The anti-dilution protection has not been triggered through the date of these financial statements. In addition, the investor within a 24-month period may purchase up to an additional 100% of its preferred A shares at 120% of the per share purchase price paid in August 2016.   This additional purchase option was recorded in equity.

In October 2017, the Company issued 300,000 shares of the Company’s common stock, warrants to purchase 275,000 shares of common stock, as well as 250 shares newly designated Series C Convertible Preferred Stock to investors for an aggregate purchase price of $550,000 less issuance expenses. Each share of Series C Convertible Preferred Stock is convertible into 1,000 shares of common stock, subject to adjustments in the event of future financing at a price of less than the conversion price. Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis. The holders of shares of Series C Convertible Preferred Stock have the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any other securities.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

The warrants to purchase 275,000 shares of common stock contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price.

As such anti-dilution price protection does not meet the specific conditions for equity classification the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as finance income (loss). The estimated fair value of our warrant liability at the date of issuance was approximately $319. The Company recorded finance income of $89 at March 31, 2018 and a finance expense of $109 at December 31, 2017 in respect of the change in the fair value of these warrants.

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

In accordance with ASC-820-10-50-2(g), the Company has performed a sensitivity analysis of the derivative warrant liabilities of the Company which are classified as level 2 financial instruments. The Company recalculated the value of warrants by applying a +/- 5% changes to the input variables in the Black-Scholes model that vary over time, namely, the volatility and the stock price.  A 5.0% decrease or increase in volatility would not cause a material change in the value of the warrants. A 5.0% decrease or increase in the stock price would not have materially changed the value of the warrants; the value of the warrants is not strongly correlated with small changes in interest rates.

C.	Reverse Stock Split:

On December 16, 2016, the Company effected a one-for-fifty (1:50) reverse stock split of its issued and outstanding shares of common stock. Share data included in these financial statements is retroactively adjusted as if the reverse stock split had occurred at the beginning of the earliest period presented.

D.	Options issued to employees and consultants:

On August 22, 2016, the Company granted 126,730 stock options to consultants. Each stock option is exercisable into a share of the Company’s common stock of and expires no later than 10 years from the date of grant.

One third of the options vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized compensation expenses in the amount of $22, included in Research and Development Expenses. 35,202 of these options were exercised in July 2017.

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. In addition, on March 15, 2018 the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. As a result, the Company recognized for the period ended March 31, 2018 compensation expenses in the amount of $78 included in General & Administrative Expenses.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

Upon termination of the CEO’s employment agreement any of the then unvested options, that were granted on August 1, 2017 shall expire immediately. All vested options may be exercised for a period of 90 days from the termination of the agreement. These options  are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated.

The options granted to the CEO on March 15, 2018 vested on the grant date and the options granted to the CFO will vest over a 48 month period beginning February 1, 2018. These options will expire on March 15, 2028.

NOTE 7 -    STOCK CAPITAL (Cont.)

A summary of the Company's option activity and related information is as follows:

	For the three months ended March 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	334,168	0.95
Granted	98,528	1.30
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	432,696	0.97	118,071
Options exercisable at period end	135,280	0.83	63,576

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on March 31, 2018, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

The stock options outstanding as of March 31, 2018, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of March 31,	Weighted average remaining contractual life – years as of March 31,	Stock options exercisable as of March 31,
	$2 0 1 8	2018	2018

0.01	91,528	8.40	49,284
1.30	242,640	9.45	35,385
1.30	98,528	9.96	50,611

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead product candidate, Artemisone, is a 10-alpha-amino derivative of artemisinin and can be formulated for either oral (e.g. tablet) or intravenous administration. Artemisone was developed via a semi-synthetic chemistry process on an artemisinin derivative to produce a new compound with characteristics preferred over those of a structurally-related molecule, artemisinin, and its clinically-used derivatives. Notably, artemisinin and its derivatives are responsible for saving millions of lives and its discovery led to the award of a one-half share of the 2015 Nobel Prize in Physiology or Medicine. Artemisone was selected as a drug candidate by RDC based on certain desirable physicochemical properties which may make it preferable to existing artemisinins, including ease and low cost of production, higher solubility, stability, minimal predicted and in vitro-demonstrated neurotoxicity, a different metabolic pathway to current clinical artemisinins, and higher antiparasitic efficacy than other compounds which were synthesized and evaluated. Additionally, preclinical laboratory research conducted by HAD has demonstrated the antiviral potency of Artemisone against HCMV is as robust as the currently-approved agent, ganciclovir, and approximately ten times greater than that of a related compound, artesunate. In vitro data demonstrated higher efficacy of Artemisone compared to first generation artemisinin derivatives, with evidence for a novel mechanism of action in HCMV.

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

On May 31, 2016, we entered into the License Agreement, pursuant to which we acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadasit and RDC relating to Artemisone. We will rely primarily on the License Agreement with respect to the development of Artemisone, our lead product candidate.

To date, we have not generated revenue from the sale of our lead product candidate and do not anticipate generating any revenue for an extended period of time. Our financing activities are described below under “Liquidity and Capital Resources.”

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the three months ended March 31, 2018 or for the three months ended March 31, 2017.

COST OF REVENUES. We had no cost of revenues for the three months ended March 31, 2018 or for the three months ended March 31, 2017 due to the fact that we had no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended March 31, 2018 or the three months ended March 31, 2017.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses in the amount of $71 for the three months ended March 31, 2018 compared to $47 for the three months ended March 31, 2017. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The increase in research and development expenses is primarily due to an increase of $21 in option expenses. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended March 31, 2018 or for the three months ended March 31, 2017 due to our being in our developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $229 in general and administrative expenses for the three months ended March 31, 2018 compared to $138 for the three months ended September 30, 2017, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The increase in general and administrative expenses is primarily due to  an increase of $79 in option expenses.

FINANCIAL INCOME, NET. We incurred $89 in financial income for the three months ended March 31, 2018 as compared to no financial income for the three months ended March 31, 2017. This increase in financial income is primarily due to a decrease in a derivative warrant liability.

OTHER EXPENSES.  We incurred no capital losses in the three months ended March 31, 2018 or March 31, 2017.

NET PROFIT (LOSS). We incurred a net loss of $211 in the three months ended March 31, 2018 compared to $185 for the three months ended March 31, 2017. The increase in net loss is due to an increase of $91 in our general and administrative expenses primarily offset by an increase of $89 in financial income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had an accumulated deficit of $1,618,000 and a positive working capital (current assets less current liabilities) of $331,000. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of March 31, 2018.

Since the closing of the Merger, we have financed our operations primarily through private placements of our securities. On October 23, 2017, we executed securities purchase agreements relating to a private placement offering of an aggregate of 300,000 shares of our common stock at a purchase price of $1.00 per share, and of 250 shares of the our Series C Convertible Preferred Stock, at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of common stock. In addition, each investor received a warrant to purchase fifty percent of the number of shares of common stock effectively purchased in the offering, The closing of the offering took place on October 23, 2017

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  We have not been profitable and we cannot predict when we will achieve profitability. We experienced net losses and have had no revenues since inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of March 31, 2018, we had accumulated liabilities of $391,000.

As of March 31, 2018 we had cash and cash equivalents of $339,000 and negative cash flows from operating activities of $186,000 for the period then ended. The negative cash flow from operating activities in the period ended March 31, 2018 is attributable mainly to the net loss of $211,000, share-based compensation expenses of $101,000, a decrease in accrued expenses and other payables of $1,000,  a $14,000 decrease in other accounts receivable and prepaid expenses and a change in the fair value of a derivative warrant liability of $78,000.

We did not have any cash flows from or used for financing or investing activities for the period ended March 31, 2018.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by Hadasit and RDC relating to Artemisone. We will rely primarily on the License Agreement with respect to the development of Artemisone.

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as March 31, 2018.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of March 31, 2018, we issued an option to purchase an aggregate of 48,528 shares of common stock to our Chief Executive Officer and options to purchase 50,000 shares of common stock to our Chief Financial Officer. We claimed exemption from registration under the Securities Act of 1933, as amended, or the Securities Act, for the foregoing transaction under Section 4(a)(2) of the Securities Act.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

10.1
First Amendment to Employment Agreement, dated January 3, 2018, between Brian M. Culley and Artemis Therapeutics, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2018).

31.1	Certification of Interim Chief Executive Officer pursuant to rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Interim Condensed Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: May 14, 2018	By:	/s/ Brian Culley
Brian Culley
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2018	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)