Form 10-Q
period 2018-06-30
Artemis Therapeutics, Inc.
filed 2018-08-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐          No ☒

The number of shares of Common Stock of the registrant outstanding was 5,153,380 as of August 13, 2018.

ARTEMIS THERAPEUTICS, INC.

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheet as of June 30, 2018 (unaudited) and December 31, 2017 (audited)	5

	Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2018 and 2017	6

	Interim Condensed Statements of Shareholders’ Equity (unaudited) for the six months ended June 30, 2018 and for the year ended December 31, 2017 (audited)	7

	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2018 and 2017	8

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

INDEX

PAGE

Interim Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 (audited)	5

Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2018 and 2017	6

Interim Condensed Statements of Stockholders’ Equity (unaudited) for the six months ended June 30, 2018 and for the year ended December 31, 2017 (audited)	7

Interim Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017	8

Notes to Interim Condensed Consolidated Financial Statements	9-18

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of June 30,		As of December 31,
	Note	2018 (Unaudited)		2017 (Audited)

ASSETS

Current assets
Cash and cash equivalents		148		525
Other accounts receivable and prepaid expenses		33		58
Total current assets		181		583

TOTAL ASSETS		181		583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		53		53
Total current liabilities		53		53

Long Term liabilities
Derivative warrant liabilities	7B	265		428
Commitments and Contingencies	3	-		-
Total long term liabilities		265		428

Total Liabilities		318		481

Stockholders' equity
Series A convertible preferred stock, $0.01 par value - authorized: 10,000,000 shares; issued and outstanding: 453 shares as of June 30, 2018 and December 31, 2017		(*	)	(*	)
Series C convertible preferred stock, $0.01 par value - authorized: 250 shares; issued and outstanding: 250 shares as of June 30, 2018 and December 31, 2017		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,380 as of June 30, 2018 and December 31, 2017		52		52
Additional paid in capital	7	1,570		1,457
Accumulated deficit		(1,759)		(1,407)
Total stockholders' equity		(137)		102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		181		583

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(USD in thousands, except share data)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Research and development expenses	129	146	58	99

General and administrative	383	280	154	142

Operating loss	512	426	212	241

Finance Income (Expense)	160	5	71	(5)

Net loss	352	421	141	246

Net loss per share, basic and diluted (Note 6)	0.06	0.08	0.02	0.04

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted	5,153,380	4,818,952	5,153,380	4,819,725

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(USD in thousands, except share data)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital		Total
	Number of Shares	USD	Number	Amount		Number	Amount			Accumulated (deficiency)	stockholders' Equity

Balance as of December 31, 2017	5,153,380	52	453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation									113		113

Net loss										(352)	(352)

Balance as of June 30, 2018	5,153,380	52	453	(*	)	250	(*	)	1,570	(1,759)	(137)

 (*)    Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Net cash used in operating activities
Net Loss	(352)	(421)	(141)	(236)

Share based compensation expenses	113	47	12	32
Decrease in other accounts receivable and prepaid expenses	25	25	11	6
Decrease (increase) in accrued expenses and other payables	-	(3)	1	(6)
Change in the fair value of derivative warrant liability	(163)	-	(74)	-

Net cash used in operating activities	(377)	(352)	(191)	(204)

(Decrease) in cash and cash equivalents	(377)	(352)	(191)	(204)
Cash and cash equivalents at the beginning of the period	525	907	339	759

Cash and cash equivalents at the end of the period	148	555	148	555

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

On August 23, 2016, the Predecessor Company consummated an agreement and plan of merger (the “Merger Agreement”) with Artemis Pharma Inc. (formerly, Artemis Therapeutics Inc.), a Delaware corporation (“Artemis”). Pursuant to the terms of the Merger Agreement, in exchange for the outstanding shares of Artemis, the Company issued to Artemis stockholders a total of 460,000 shares (as adjusted to reflect the reverse stock split) of the Predecessor Company's common stock and series B convertible preferred stock convertible into 3,426,384 shares (as adjusted to reflect the reverse stock split) (the “Merger”). All series B preferred shares were converted to common shares prior to December 31, 2016. Immediately following the consummation of the Merger Agreement, Artemis stockholders owned approximately 82% of the Company’s common stock, on a fully diluted basis. Following the issuance and sale of the Company’s Series A Preferred Stock and common stock to an investor, ownership was reduced, after which Artemis stockholders owned approximately 70% of the Company’s common stock, on a fully diluted basis. (refer to note 7).

As a result of the Merger, Artemis became a wholly owned subsidiary of the Company. Artemis’ fiscal year end is December 31.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 1 - GENERAL (cont.)

The Merger between the Predecessor Company and Artemis was accounted for as a reverse recapitalization and, as a result of the Merger, the Predecessor Company ceased to be a shell company. As the stockholders of Artemis received the largest ownership interest in the Predecessor Company, Artemis was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Predecessor Company were replaced with the historical financial statements of Artemis. Following the Merger, the Predecessor Company and its subsidiary, Artemis, are collectively referred to as the "Company".

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

GOING CONCERN:

To date, Artemis has not generated revenues from its activities and has incurred substantial operating losses. Management expects Artemis to continue to generate substantial operating losses and to continue to fund its operations primarily through, additional raises of capital.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

U.S. corporate tax

The maximum statutory federal tax rate in the U.S. in 2017 and 2016 is 35%. The Company is not subject to current federal taxes, as it has incurred losses in 2016 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S. corporate tax rate, business related deductions and credits, and has international tax consequences for companies that operate globally. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018. As a result of the tax act the maximum statutory federal tax rate was reduced to 21% starting on January 1, 2018.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 4 - INCOME TAX (Cont.)

A.	Tax rates applicable to the income (cont.)

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

	As of June 30, 2018	As of December 31, 2017

Deferred tax assets:
Deferred taxes due to carryforward losses	2,840	2,763

Valuation allowance	(2,840)	(2,763)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of June 30, 2018 and December 31, 2017 are as follows:

	As of June 30, 2018	As of December 31, 2017
Israel	4,753	4,684
United States (*)	8,320	7,988

	13,073	12,672

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

ISSUANCE DATE	NUMBER OF WARRANTS OUTSTANDING as June 30, 2018	EXERCISE PRICE	EXERCISABLE THROUGH

October 2017 *	275,000	$2.00	October 2022

* Warrants issued in connection with the October 2017 financing and which contain a full ratchet anti-dilution price protection (See note 7B).

In connection with historical financings, New York Global Innovations Inc. issued 43,069 warrants in January 2010,  which expired in April 2018.

NOTE 6 -   Computation of Net Loss per Share

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net loss available to stockholders of the company	(352)	(421)	(141)	(246)
Net loss attributable to stockholders of preferred shares	53	50	21	30

Net loss used in the calculation of basic loss per share	300	371	120	217

Net loss per share	0.06	0.08	0.02	0.04

Weighted average number of common stock used in the calculation of net loss per share	5,153,380	4,818,952	5,153,380	4,819,725

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 - STOCK CAPITAL

A.	Stockholders Rights:

Shares of common stock confer upon their holders the right to receive notice to participate and vote in general meetings of stockholders of the Company, the right to receive dividends, if declared, and the right to receive a distribution of any surplus of assets upon liquidation of the Company.

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 - STOCK CAPITAL (Cont.)

B.	Issuance of Shares (Cont.):

The warrants to purchase 275,000 shares of common stock contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price.

As such anti-dilution price protection does not meet the specific conditions for equity classification the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as finance income (loss). The estimated fair value of our warrant liability at the date of issuance was approximately $319. The Company recorded finance income of $163 at June 30, 2018, and a finance expense of $109 at December 31, 2017, in respect of the change in the fair value of these warrants.

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

One third of the options vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized for the period ended June 30, 2018 compensation expenses in the amount of $11, included in Research and Development Expenses. 35,202 of these options were exercised in July 2017.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.):

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. In addition, on March 15, 2018, the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. As a result, the Company recognized for the period ended June 30, 2018 compensation expenses in the amount of $102 included in General & Administrative Expenses.

Upon termination of the CEO’s employment agreement any of the then unvested options, which were granted on August 1, 2017, shall expire immediately. All vested options may be exercised for a period of 90 days from the termination of the agreement. These options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017, and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated.

The options granted to the CEO on March 15, 2018, vested on the grant date and the options granted to the CFO will vest over a 48-month period beginning February 1, 2018. These options will expire on March 15, 2028.

A summary of the Company's option activity and related information is found below.

	For the six months ended June 30, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	334,168	0.95
Granted	98,528	1.30
Exercised	-	-
Cancelled	-	-

Outstanding at end of period	432,696	1.03	6,529
Options exercisable at period end	153,570	0.89	23,665

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on June 30, 2018, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.):

The stock options outstanding as of June 30, 2018, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of June 30,	Weighted average remaining contractual life – years as of June 30,	Stock options exercisable as of June 30,
	$2 0 1 8	2018	2018

0.01	91,528	8.15	49,284
1.30	242,640	9.20	50,550
1.30	98,528	9.72	53,736

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company has analyzed its operations subsequent to June 30, 2018 and noted the following subsequent event:

On August 10, 2018, Brian Culley, the Company’s Chief Executive Officer, resigned from his position as Chief Executive Officer of the Company, effective 60 days after such notice as provided in his employment agreement. Mr. Culley’s resignation was not as a result of any disagreement or dispute with the Company.

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

Our lead product candidate, Artemisone, is a 10-alpha-amino derivative of artemisinin and can be formulated for either oral (e.g., tablet) or intravenous administration. Artemisone was developed via a semi-synthetic chemistry process on an artemisinin derivative to produce a new compound with characteristics preferred over those of a structurally-related molecule, artemisinin, and its clinically-used derivatives. Notably, artemisinin and its derivatives are responsible for saving millions of lives and its discovery led to the award of a one-half share of the 2015 Nobel Prize in Physiology or Medicine. Artemisone was selected as a drug candidate by RDC based on certain desirable physicochemical properties which may make it preferable to existing artemisinins, including ease and low cost of production, higher solubility, stability, minimal predicted and in vitro-demonstrated neurotoxicity, a different metabolic pathway to current clinical artemisinins, and higher antiparasitic efficacy than other compounds which were synthesized and evaluated. Additionally, preclinical laboratory research conducted by HAD has demonstrated the antiviral potency of Artemisone against HCMV is as robust as the currently-approved agent, ganciclovir, and approximately ten times greater than that of a related compound, artesunate. In vitro data demonstrated higher efficacy of Artemisone compared to first generation artemisinin derivatives, with evidence for a novel mechanism of action in HCMV.

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

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the three months ended June 30, 2018, or for the three months ended June 30, 2017.

COST OF REVENUES. We had no cost of revenues for the three months ended June 30, 2018, or for the three months ended June 30, 2017 due to the fact that we had no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended June 30, 2018, or the three months ended June 30, 2017.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses in the amount of $58 for the three months ended June 30, 2018 compared to $99 for the three months ended June 30, 2017. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due to a decrease of $58 in option expenses, an increase of $12 in patent expenses and an increase of $5 in consulting expenses. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended June 30, 2018 or for the three months ended June 30, 2017 due to our being in our developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $154 in general and administrative expenses for the three months ended June 30, 2018 compared to $142 for the three months ended June 30, 2017, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The increase in general and administrative expenses is primarily due to a decrease of $41 in professional expenses, an increase of payroll expenses of $18 a $7 increase of other expenses and partially offset by a $28 increase in insurance expenses.

FINANCIAL INCOME, NET. We incurred $71 in financial income for the three months ended June 30, 2018, as compared to $5 in financial expense for the three months ended June 30, 2017. This increase in financial income is primarily due to a decrease in a derivative warrant liability of $73 and an increase in other financial expenses of $3.

OTHER EXPENSES.  We incurred no capital losses in the three months ended June 30, 2018, or June 30, 2017.

NET PROFIT (LOSS). We incurred a net loss of $141 in the three months ended June 30, 2018, compared to $246 for the three months ended June 30, 2017. The decrease in net loss is due to a decrease of $41 in research and development expenses and a $76 increase in financial income and partially offset by an increase of $12 in our general and administrative expenses.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the six months ended June 30, 2018 or for the six months ended June 30, 2017.

COST OF REVENUES. We had no cost of revenues for the six months ended June 30, 2018 or for the six months ended June 30, 2017 due to the fact that we had no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the six months ended June 30, 2018 or the six months ended June 30, 2017.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses in the amount of $129 for the six months ended June 30, 2018 compared to $146 for the six months ended June 30, 2017. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due to a decrease of $36 in option expenses, partially offset by an increase of $14 in patent expenses and an increase of $5 in consulting expenses. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the six months ended June 30, 2018 or for the six months ended June 30, 2017 due to our being in our developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $383 in general and administrative expenses for the six months ended June 30, 2018 compared to $280 for the six months ended June 30, 2017, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The increase in general and administrative expenses is primarily due to an increase of $111 in option expenses partially offset by a decrease of $8 in other expenses.

FINANCIAL INCOME, NET. We incurred $160 in financial income for the six months ended June 30, 2018 as compared to $5 in financial income for the six months ended June 30, 2017. This increase in financial income is primarily due to a decrease in a derivative warrant liability of $163 and an increase in other financial expenses of $8.

OTHER EXPENSES.  We incurred no capital losses in the six months ended June 30, 2018 or June 30, 2017.

NET PROFIT (LOSS). We incurred a net loss of $352 in the six months ended June 30, 2018 compared to $421 for the six months ended June 30, 2017. The decrease in net loss is due to a decrease of $17 in research and development expenses, a $155 increase in financial income and partially offset by an increase of $103 in our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had an accumulated deficit of $1,759 and a positive working capital (current assets less current liabilities) of $128. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of June 30, 2018.

Since the closing of the Merger, we have financed our operations primarily through private placements of our securities. On October 23, 2017, we executed securities purchase agreements relating to a private placement offering of an aggregate of 300,000 shares of our common stock at a purchase price of $1.00 per share, and of 250 shares of the our Series C Convertible Preferred Stock, at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of common stock. In addition, each investor received a warrant to purchase fifty percent of the number of shares of common stock effectively purchased in the offering. The closing of the offering took place on October 23, 2017.

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  We have not been profitable and we cannot predict when we will achieve profitability. We experienced net losses and have had no revenues since inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of June 30, 2018, we had accumulated liabilities of $318,000.

As of June 30, 2018 we had cash and cash equivalents of $148,000 and negative cash flows from operating activities of $377,000 for the period then ended. The negative cash flow from operating activities in the period ended June 30, 2018 is attributable mainly to the net loss of $352,000, share-based compensation expenses of $113,000, a $25,000 decrease in other accounts receivable and prepaid expenses and a change in the fair value of a derivative warrant liability of $163,000.

We did not have any cash flows from or used for financing or investing activities for the period ended June 30, 2018.

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

Under the direction of the Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as June 30, 2018.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We intend to remediate the material weakness in internal controls identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our Chief Financial Officer as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience.

PART II.	OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,” of Form 8-K in lieu of filing a Form 8-K. On August 10, 2018, Brian Culley, the Company’s Chief Executive Officer, resigned from his position as Chief Executive Officer of the Company, effective 60 days after such notice as provided in his employment agreement. Mr. Culley’s resignation was not as a result of any disagreement or dispute with the Company.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Interim Chief Executive Officer pursuant to rule 13a-14(a).*

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Interim Condensed Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: August 14, 2018	By:	/s/ Brian Culley
Brian Culley
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Financial and Accounting Officer)