Form 10-Q
period 2018-09-30
Artemis Therapeutics, Inc.
filed 2018-11-13
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☒ Yes          ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of Common Stock of the registrant outstanding was 5,153,380 as of November 8, 2018

ARTEMIS THERAPEUTICS, INC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of September 30,		As of December 31,
	Note	2018 (Unaudited)		2017 (Audited)

ASSETS

Current assets
Cash and cash equivalents		38		525
Other accounts receivable and prepaid expenses		26		58
Total current assets		64		583

TOTAL ASSETS		64		583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		144		53
Total current liabilities		144		53

Long Term liabilities
Derivative warrant liabilities	7B	169		428
Commitments and Contingencies	3	-		-
Total long term liabilities		169		428

Total Liabilities		313		481

Stockholders' equity
Series A convertible preferred stock, $0.01 par value - authorized: 10,000,000 shares; issued and outstanding: 453 shares as of September 30, 2018 and December 31, 2017		(*	)	(*	)
Series C convertible preferred stock, $0.01 par value - authorized: 250 shares; issued and outstanding: 250 shares as of September 30, 2018 and December 31, 2017		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,380 as of September 30, 2018 and December 31, 2017		52		52
Additional paid in capital	7	1,566		1,457
Accumulated deficit		(1,867)		(1,407)
Total stockholders' equity		(249)		102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		64		583

(*) Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(USD in thousands, except share data)

	Nine Months Ended September 30, 2018 (Unaudited)	Nine Months Ended September 30, 2017 (Unaudited)	Three Months Ended September 30, 2018 (Unaudited)	Three Months Ended September 30, 2017 (Unaudited)

Research and development expenses	189	224	60	78

General and administrative	526	429	143	149

Operating loss	715	653	203	227

Finance Income (Expense)	255	5	95	-

Net loss	460	648	108	227

Net loss per share, basic and diluted (Note 6)	0.08	0.12	0.02	0.04

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted	5,153,380	4,830,512	5,153,380	4,853,380

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(USD in thousands, except share data)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated	Total stockholders'
	Number of Shares	USD	Number	Amount		Number	Amount			(deficiency)	Equity

Balance as of December 31, 2017	5,153,380	52	453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation									109		109

Net loss										(460)	(460)

Balance as of September 30, 2018	5,153,380	52	453	(*	)	250	(*	)	1,566	(1,867)	(249)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated	Total stockholders'
	Number of Shares	USD	Number	Amount		Number	Amount			(deficiency)	Equity

Balance as of June 30, 2018	5,153,380	52	453	(*	)	250	(*	)	1,570	(1,759)	(137)

Share based compensation									(4)		(4)

Net loss										(108)	(108)

Balance as of September 30, 2018	5,153,380	52	453	(*	)	250	(*	)	1,566	(1,867)	(249)

 (*)    Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(USD in thousands, except share data)

	Common Stock			Preferred Stock A			Preferred Stock C		Additional paid-in Capital	Accumulated	Total stockholders'
	Number of Shares	USD		Number	Amount		Number	Amount		(deficiency)	Equity

Balance as of December 31, 2016	4,818,178	49		453	(*	)			1,129	(264)	914

Share based compensation									58		58

Exercised Option	35,202	(	*)								(* )

Net loss										(648)	(648)

Balance as of September 30, 2017	4,853,380	49		453	(*	)			1,187	(912)	(324)

	Common Stock			Preferred Stock A			Preferred Stock C		Additional paid-in Capital	Accumulated	Total stockholders'
	Number of Shares	USD		Number	Amount		Number	Amount		(deficiency)	Equity

Balance as of June 30,2017	4,818,178	49		453	(*	)			1,176	(685)	540

Share based compensation									11		11

Exercised Option	35,202	(	*)								(* )

Net loss										(227)	(227)

Balance as of September 30, 2017	5,151,243	49		453	(*	)			1,187	(912)	(324)

 (*)    Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

Net cash used in operating activities
Net Loss	(460)	(648)	(108)	(227)

Share based compensation expenses	109	58	(4)	11
Decrease in other accounts receivable and prepaid expenses	32	35	7	10
Decrease (increase) in accrued expenses and other payables	91	(7)	91	(4)
Change in the fair value of derivative warrant liability	(259)	-	(96)	-

Net cash used in operating activities	(487)	(562)	(110)	(210)

(Decrease) in cash and cash equivalents	(487)	(562)	(110)	(210)
Cash and cash equivalents at the beginning of the period	525	907	148	555

Cash and cash equivalents at the end of the period	38	345	38	345

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the vesting condition, fair value or the award classification is not the same both before and after a change to the terms and conditions of the award. The new guidance became  effective on January 1, 2018. The adoption of the standard did not have a material impact on the Company’s financial statements.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

C.	Recent Accounting Standards (Cont.):

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, “Compensation - Stock Compensation,” (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees.” The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, “Revenue from Contracts with Customers.” The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its financial statements.

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

	As of September 30, 2018	As of December 31, 2017

Deferred tax assets:
Deferred taxes due to carryforward losses	2,853	2,763

Valuation allowance	(2,853)	(2,763)

Net deferred tax asset	-	-

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 4 - INCOME TAX (Cont.)

C.          Tax loss carry-forwards

Net operating loss carry-forwards as of September 30, 2018 and December 31, 2017 are as follows:

	As of September 30, 2018	As of December 31, 2017
Israel	4,795	4,762
United States (*)	9,149	8,633

	13,944	13,395

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

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

ISSUANCE DATE	NUMBER OF WARRANTS OUTSTANDING as September 30, 2018	EXERCISE PRICE	EXERCISABLE THROUGH

October 2017 *	275,000	$2.00	October 2022

* Warrants issued in connection with the October 2017 financing and which contain a full ratchet anti-dilution price protection (See note 7B).

In connection with historic financings, New York Global Innovations Inc. issued 43,069 warrants in January 2010 ,which expired in April 2018.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 6 -   Computation of Net Loss per Share

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net loss available to stockholders of the company	(460)	(648)	(108)	(227)
Net loss attributable to stockholders of preferred shares	69	77	16	27

Net loss used in the calculation of basic loss per share	(391)	(571)	(92)	(200)

Net loss per share	0.08	0.12	0.02	0.04

Weighted average number of common stock used in the calculation of net loss per share	5,153,380	4,830,512	5,153,380	4,853,380

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

As such anti-dilution price protection does not meet the specific conditions for equity classification the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as finance income (loss). The estimated fair value of our warrant liability at the date of issuance was approximately $319. The Company recorded finance income of $259 at September 30, 2018 and a finance expense of $109 at December 31, 2017 in respect of the change in the fair value of these warrants.

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

One third of the options vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized for the period ended September 30, 2018 compensation expenses in the amount of $13, included in Research and Development Expenses. 35,202 of these options were exercised in July 2017.

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. These options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated. In addition, on March 15, 2018 the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. The options granted to the CEO on March 15, 2018 vested on the grant date and the options granted to the CFO will vest over a 48-month period beginning February 1, 2018. These options will expire on March 15, 2028. As a result, the Company recognized for the period ended September 30, 2018 compensation expenses in the amount of $60 included in General & Administrative Expenses.

Upon termination of the CEO’s employment agreement any of the then unvested options, which were granted on August 1, 2017, expire immediately. All vested options may be exercised for a period of 90 days from the termination of the agreement.

As previously disclosed, on August 10, 2018, Brian Culley, the Company’s former Chief Executive Officer, resigned from his position as Chief Executive Officer of the Company, effective 60 days after such notice as provided in his employment agreement.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 - STOCK CAPITAL (Cont.)

D.         Options issued to employees and consultants (Cont.):

A summary of the Company's option activity and related information is found below.

	For the Nine months ended September 30, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	334,168	0.95
Granted	98,528	1.30
Exercised	-	-
Cancelled	181,980	1.30

Outstanding at end of period	250,716	0.83	63,154
Options exercisable at period end	209,049	0.74	63,154

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on September 30, 2018, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of September 30, 2018, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of September 30,	Weighted average remaining contractual life – years as of September 30,	Stock options exercisable as of September 30,
	$2018	2018	2018

0.01	91,528	7.9	91,528
1.30	60,660	0.17	60,660
1.30	98,528	9.46	56,861
0.83	250,716	6.64	209,049

NOTE 8   - SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

On May 31, 2016, we entered into the License Agreement, pursuant to which we acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadasit and RDC relating to Artemisone. We will rely primarily on the License Agreement with respect to the development of Artemisone, our lead product candidate. Pursuant to the terms of the License Agreement, we agreed to certain development and investment milestones, To date, we have not met the development and financing milestones set forth in the License Agreement. We have had discussions with Hadasit relating to amending the development and financial milestones set forth in the License Agreement but there are no guarantees that we will be successful in amending the agreement. If we are unable to amend the development and financing milestones set forth in the License Agreement, Hadasit and/or RDC have the right to terminate the License Agreement, the result of which will have a material negative impact on our business and financial results.

To date, we have not generated revenue from the sale of our lead product candidate and do not anticipate generating any revenue for an extended period of time. Our financing activities are described below under “Liquidity and Capital Resources.”

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the three months ended September 30, 2018, or for the three months ended September 30, 2017.

COST OF REVENUES. We had no cost of revenues for the three months ended September 30, 2018, or for the three months ended September 30, 2017 due to the fact that we had no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended September 30, 2018, or the three months ended September 30, 2017.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses in the amount of $60 for the three months ended September 30, 2018 compared to $78 for the three months ended September 30, 2017. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due to a decrease of $33 in option expenses and an increase of $15 in patent and other expenses. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended September 30, 2018 or for the three months ended September 30, 2017 due to our being in our developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $143 in general and administrative expenses for the three months ended September 30, 2018 compared to $149 for the three months ended September 30, 2017, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due to  a decrease of payroll expenses of $35 and a $4 decrease of other expenses and partially offset by an increase of $33 in professional expenses.

FINANCIAL INCOME, NET. We incurred $95 in financial income for the three months ended September 30, 2018, as compared to $0 in financial expense for the three months ended September 30, 2017. This increase in financial income is primarily due to a decrease in a derivative warrant liability of $97 and an increase in other financial expenses of $2.

OTHER EXPENSES.  We incurred no capital losses in the three months ended September 30, 2018, or September 30, 2017.

NET PROFIT (LOSS). We incurred a net loss of $108 in the three months ended September 30, 2018, compared to $227 for the three months ended September 30, 2017. The decrease in net loss is due to a decrease of $18 in research and development expenses, a decrease of $6 in our general and administrative expenses and a $95 increase in financial income.
NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the nine months ended September 30, 2018 or for the nine months ended September 30, 2017.

COST OF REVENUES. We had no cost of revenues for the nine months ended September 30, 2018 or for the nine months ended September 30, 2017 due to the fact that we had no revenue-producing operations.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the nine months ended September 30, 2018 or the nine months ended September 30, 2017.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses in the amount of $189 for the nine months ended September 30, 2018 compared to $224 for the nine months ended September 30, 2017. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due to a decrease of $70 in option expenses, a decrease of $14 in patent expenses and a decrease of $2 in other expenses and partially offset by an increase of $51 in license expenses. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the nine months ended September 30, 2018 or for the nine months ended September 30, 2017 due to our being in our developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $526 in general and administrative expenses for the nine months ended September 30, 2018 compared to $429 for the nine months ended September 30, 2017, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The increase in general and administrative expenses is primarily due to an increase of $128 in option expenses, a $36 increase in professional expenses and increase of $12 in other expenses and partially offset by a decrease of $79 in payroll expenses.

FINANCIAL INCOME, NET. We incurred $255 in financial income for the nine months ended September 30, 2018 as compared to $5 in financial income for the nine months ended September 30, 2017. This increase in financial income is primarily due to a decrease in a derivative warrant liability of $259 and an increase in other financial expenses of $9.

OTHER EXPENSES.  We incurred no capital losses in the nine months ended September 30, 2018 or September 30, 2017.

NET PROFIT (LOSS). We incurred a net loss of $460 in the nine months ended September 30, 2018 compared to $648 for the nine months ended June 30, 2017. The decrease in net loss is due to a decrease of $35 in research and development expenses, a $250 increase in financial income and partially offset by an increase of $97 in our general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had an accumulated deficit of $1,867,000 and a negative working capital (current assets less current liabilities) of $80,000. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of September 30, 2018.

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

We have sustained significant operating losses in recent periods, which has resulted in a significant reduction in our cash reserves.  We have not been profitable and we cannot predict when we will achieve profitability. We experienced net losses and have had no revenues since inception in April 2016. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.  As of September 30, 2018, we had accumulated liabilities of $313,000.

As of September 30, 2018 we had cash and cash equivalents of $38,000 and negative cash flows from operating activities of $487,000 for the period then ended. The negative cash flow from operating activities in the period ended September 30, 2018 is attributable mainly to the net loss of $460,000, share-based compensation expenses of $109,000, a $32,000 decrease in other accounts receivable and prepaid expenses, a $91,000 increase in accrued expenses and other payables and a change in the fair value of a derivative warrant liability of $259,000.

We did not have any cash flows from or used for financing or investing activities for the period ended September 30, 2018.

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

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as September 30, 2018.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Interim Condensed Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: November 13, 2018	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)