Form 10-K
period 2018-12-31
Artemis Therapeutics, Inc.
filed 2019-04-15
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,125,292.

As of April 11, 2019, the Registrant had outstanding 5,135,380 shares of Common Stock, par value $0.01 per share.

ii

EXPLANATORY NOTE

Unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this report to the “Company”, “Artemis,” “we,” “us” and “our” are references to Artemis Therapeutics Inc., a Delaware corporation, together with its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts, and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated,” estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward-looking statements are based on the current plans and expectations of our management and are subject to various uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the Securities and Exchange Commission, or the SEC, may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Except as required by law, we do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.  BUSINESS.

Company Overview

Until January 10, 2019, we were engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. On January 10, 2019, we received a notice regarding the immediate termination of a certain license agreement, dated May 31, 2016 (the “License Agreement”), executed by and between the Company, Hadasit Medical Research Services and Development Ltd. (“Hadasit”) and the Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”). We relied primarily on the License Agreement with respect to the development of Artemisone, our lead product candidate. Since the termination of the License Agreement, the Company no longer has any operating business.

Former Business

Until the termination of the License Agreement we were engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. Our former lead product candidate, Artemisone, was a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties.

On May 31, 2016, we entered into the License Agreement with Hadasit and RDC, pursuant to which we acquired a worldwide, royalty-bearing license to make any and all use of certain patents and know-how owned by the Hadasit and RDC relating to Artemisone. The License Agreement was terminated as a result of the non-payment for certain sponsored research fees, patent expenses, patent maintenance fees, and consulting fees.

We have sustained significant losses in recent periods, which have resulted in a significant reduction in our cash reserves. As a result of the termination of the License Agreement, the Company no longer has any operating business. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or the completing of a business transaction. The Company has and will experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all find a suitable business transaction. If additional funds are raised through the issuance of equity securities or a business transaction is concluded, the Company’s existing stockholders will experience significant further dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

Present Business

Since the termination of the License Agreement, our Board of Directors has been exploring strategic alternatives.

Shell Company Status

Based on the lack of Company business activities since the termination of the License Agreement, our Company is classified as a “shell” company by the Securities and Exchange Commission (the “SEC”). Rule 144(i)(1)(i) Securities Act of 1933, as amended (the “Securities Act”) defines a shell company as a company that has:

(A) No or nominal operations; and
(B) Either:
(1) No or nominal assets;
(2) Assets consisting solely of cash and cash equivalents; or
(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets.

Searching for Business Combination Candidate

The Company is undercapitalized. The Company is seeking a business combination candidate that would bring revenue and/or asset value to the Company. A business combination candidate would most probably be a private company that seeks to become a publicly traded company through a business combination transaction with a publicly held and quoted company. Often times these business combination transactions are termed “reverse mergers” or “reverse acquisitions” whereby the private company acquires a controlling interest in the publicly held company.

Other Relevant Factors

In applying the foregoing criteria, no one of which will be controlling, the Company will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

As of December 31, 2018, the Company had no full-time employees and one part-time consultant.

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

On August 23, 2016, we consummated a merger with Artemis Therapeutics Inc., a Delaware corporation (“Artemis Subsidiary”) and Artemis Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (the “Merger Subsidiary”), pursuant to which Artemis Subsidiary merged with and into the Merger Subsidiary, with Artemis Subsidiary being the surviving entity (the “Merger”).  Following the Merger, we adopted the business plan of Artemis Subsidiary. Artemis Subsidiary was incorporated on April 19, 2016, under the laws of the State of Delaware. Between April 19, 2016, and August 23, 2016, Artemis’s business activities primarily consisted of negotiating and executing the License Agreement.

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

As a condition for the consummation of the Merger, the Company and Artemis Subsidiary agreed to the following covenants and closing conditions: (i) a requirement that a concurrent financing of not less than $590,000 shall have occurred immediately prior to the Effective Time; (ii) a requirement that the Company have a cash balance of at least $590,000, exclusive of the concurrent financing at the Effective Time; (iii) a requirement that Artemis Subsidiary, Hadasit and RDC have entered into and finalized a license agreement with respect to human cytomegalovirus technology; (iv) the resignation of Roberto Alonso Jimenez Arias, our former director, as a director of the Company at the Effective Time; (v) the appointment by Artemis Subsidiary of a new director; (vi) the right for Gadi Peleg, or his designee, to continue serving as a director of the Company for a period of one year from the closing of the Merger; and (vii) for a period of one year from the closing of the Merger, in the event that the Company desires to enter into a transaction involving the sale of securities at a pre-transaction valuation of $10,000,000 or less, the approval of Mr. Peleg, or his designee, shall be required prior to the Company entering into such transaction. The Company and Artemis Subsidiary agreed to waive the requirement that concurrent financing of not less than $590,000 shall have occurred immediately prior to the Effective Time and that the Company have a cash balance of at least $590,000, exclusive of the concurrent financing at the Effective Time.

In addition, on August 23, 2016, the Company closed on a private placement pursuant to a Securities Purchase Agreement (the “Acumen SPA”) with Acumen Bioventures LLC (“Acumen”) with respect to the sale of an aggregate of $500,000 of 68,321 shares of the Company’s common stock and 453 shares of Series A Preferred Stock (each share is convertible into 1,453.656 shares of the Company’s common stock). The Acumen SPA provided that the Company will obtain shareholder approval within 90 days of the date thereof to increase its authorized capital or conduct a reverse stock split such that the Company will have reserved for issuance at least 200% of the number of shares issuable upon conversion of all of the Series A Preferred Stock or be subject to liquidated damages (the “Approval”). The Board of Directors and the stockholders holding a majority of the Company’s voting power approved a 1-for-50 reverse stock split (the “Reverse Stock Split”) on November 2, 2016, and November 9, 2016, respectively. The Company’s management and its largest shareholder provided the Company with their irrevocable consent to the Approval.  The Acumen SPA also provides the investor with a 24-month right to (i) participate in future financings, (ii) purchase up to 100% of its investment at 120% of the per share purchase price, (iii) be issued additional securities in connection with any subsequent dilutive issuance by the Company; and (iv) piggyback or demand registration rights.

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

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock (the “Certificate of Designation”), the shares of Series C Preferred Stock are convertible into an aggregate of 250,000 shares of Common Stock based on a conversion price of $1.00 per share. Such conversion price is subject to future price-based and customary stock-based anti-dilution protections. The holders of the Series C Preferred Stock do not possess any voting rights but the Series C Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series C Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as-converted basis.

As discussed above, on January 10, 2019, we received a notice regarding the immediate termination of the License Agreement. Since the termination of the License Agreement, the Company no longer has any operating business.

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

IN THE EVENT WE CAN NOT FIND A SUITABLE ACQUISITION OR MERGER PARTNER WE MAY BE FORCED TO CEASE OUR EXISTENCE IF OUR CASH IS EXHAUSTED.

In the event we are unable to find a suitable acquisition or merger partner and our cash is exhausted it may become necessary to either liquidate the Company or file for bankruptcy. There is no assurance that we will be able to find a suitable acquisition or merger partner. Furthermore, a suitable acquisition or merger partner could cause a change in control of the Company as well as a significant dilution to our shareholders. If our cash is exhausted, we will not be able to pay our liabilities and obligations.

WE HAVE HAD NO REVENUES SINCE INCEPTION, AND WE WILL NOT BE PROFITABLE IN THE FUTURE UNLESS WE OBTAIN NEW OPERATIONS.

We have not been profitable and we cannot predict when we will achieve profitability. We have experienced net losses and have had no revenues since our inception in April 2016. We do not anticipate generating significant revenues and will not be able to return to positive cash flow without obtaining additional financing in the near term or the entering into a business transaction. We may experience difficulties accessing the equity and debt markets and raising such capital, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all. If additional funds are raised through the issuance of equity securities, the Company’s existing stockholders will experience significant dilution. In order to conserve our cash and manage our liquidity, we are implementing cost-cutting initiatives including the reduction of employee headcount and overhead costs.

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

WE HAVE NOT DONE MARKET RESEARCH AND DO NOT HAVE A MARKETING ORGANIZATION.

We have neither conducted nor have others made available to us, results of market research indicating that market demand exists for the transactions we have contemplated. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

BECAUSE WE HAVE NOMINAL ASSETS, WE ARE CONSIDERED A “SHELL COMPANY” AND WILL BE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS.

The SEC adopted Rule 405 under the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which defines a shell company as a company that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules applicable to shell companies prohibit them from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rules regarding Form 8-K require shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. We must file a current report on Form 8-K containing the information required pursuant to Regulation S-K and in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, Rule 144 under the Securities Act makes resales of restricted securities by shareholders of a shell company more difficult. See discussion under heading “Rule 144” below.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We had accumulated liabilities of $264 at December 31, 2018. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

INVESTORS MAY HAVE DIFFICULTIES ENFORCING A U.S. JUDGMENT, INCLUDING JUDGMENTS BASED UPON THE CIVIL LIABILITY PROVISIONS OF THE U.S. FEDERAL SECURITIES LAWS, AGAINST US OR OUR EXECUTIVE OFFICERS AND DIRECTOR, OR ASSERTING U.S. SECURITIES LAWS CLAIMS IN ISRAEL.

None of our directors or officers are residents of the United States. Our directors’ and officers’ assets and most of our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and officers and enforcement of judgments obtained in the United States against us or our non-U.S. directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our officers and directors.

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

CERTAIN STOCKHOLDERS POSSESS THE MAJORITY OF OUR VOTING POWER, AND THROUGH THIS OWNERSHIP, CONTROL OUR COMPANY AND OUR CORPORATE ACTIONS.

Our current executive officers and certain large shareholders of the Company hold approximately 52% of the voting power of our outstanding shares. These persons have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, our executive officers have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us.  The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

THERE IS A SUBSTANTIAL LACK OF LIQUIDITY OF OUR COMMON STOCK AND VOLATILITY RISKS.

Our common stock is traded on the over-the-counter market with quotations published on the OTCQB tier of the OTC Bulletin Board (the “OTCQB”), under the symbol “ATMS”. The trading volume of our common stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for our common stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The price at which our common stock will trade in the future may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, any potential business combination that we announce, as well as the number of shares available for sale in the market.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of our fair market value.  In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

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

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the OTCQB is subject to extreme price and volume fluctuations in general.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

SALES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

A portion of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”).  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock.  Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB).  A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND FINANCIAL RESULTS. WE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2018

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities. Management’s report as of the end of fiscal year 2018 concluded that our internal control over financial reporting were not effective.

As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2018. A “material weakness” is a deficiency, or a  combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate these material weaknesses in our internal controls, or after having remediated such material weaknesses, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or stockholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from stockholders and others with whom we do business.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the symbol “ATMS.”

As of March 27, 2019, there were 87 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the year ended December 31, 2018, and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the year ended December 31, 2018. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

As a result of the notice of termination of the License Agreement on January 10, 2019, the Company no longer has business operations. The Company believes that it will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without either obtaining additional financing in the near term or completing a business transaction. The Company has experienced difficulties accessing the equity and debt markets and raising capital and there can be no assurance that the Company will be able to raise such additional capital on favorable terms, or at all, or be able to complete a business transaction. If additional funds are raised through the issuance of equity securities or completing a business transaction, the Company’s existing stockholders will experience significant dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

The Company’s Board of Directors is exploring strategic alternatives, which may include future acquisitions, a merger with another company or the sale of the public shell company.

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2018. The utilization of these benefits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with the United States generally accepted accounting principles (“U.S. GAAP”). The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis and which have been prepared in accordance with the historical cost convention, are set forth in Note 2 to the consolidated financial statements contained elsewhere in this annual report.

Of these significant accounting policies, certain policies may be considered critical because they are most important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

REVENUE RECOGNITION. Revenues from product sales were recognized in accordance with Accounting Standards Codification Topic 605, “Revenue Recognition,” when delivery had occurred, persuasive evidence of an agreement existed, the vendor’s fee was fixed or determinable, no further obligation existed and collectability was probable. Delivery was considered to have occurred upon shipment of products. When and if a right of return existed, we deferred revenues until the right of return expired.  As a result of the Asset Sale, we no longer generate revenues.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2017 (dollars in thousands)

REVENUES. The Company did not have revenue-producing operations for the fiscal year ended December 31, 2018, or the fiscal period ended December 31, 2017.

COST OF REVENUES.  The Company has no cost of revenues for the fiscal year ended December 31, 2018, or the fiscal period ended December 31, 2017, due to the fact that the Company has no business operations.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the fiscal year ended December 31, 2018, or the fiscal period ended December 31, 2017.

RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consisted primarily of consulting services.

Total research and development expenses for the year ended December 31, 2018, decreased by 20% to $246 from $309 for the period ended December 31, 2017.  We do not capitalize research and development expenses, as all such expenses were charged to operating expenses as incurred.  This decrease in research and development expenses during 2018 is mainly attributable to a decrease in research activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $0 for the year ended December 31, 2018, and $0 for the fiscal period ended December 31, 2017, due to the Company being in its developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.

General and administrative expenses for the year ended December 31, 2018, decreased by 28% to $526 from $730 for the fiscal period ended December 31, 2017. The decrease is attributable mainly to the decrease in management personnel and a decrease in legal expenses.

FINANCIAL INCOME (EXPENSES), NET. We incurred financial income of $259 in 2018, compared to an expense of $104 for the period ended December 31, 2017.  The decrease is attributable mainly to warrant finance income of $265 and financial income, net primarily related to exchange rate changes and bank commissions.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets. We incurred no capital losses in the fiscal year ended December 31, 2018, or the fiscal period ended December 31, 2017.

NET LOSS. We incurred a net loss of $513 in the year ended December 31, 2018, as compared to a net loss of $1,143 for the period ended December 31, 2017.  These net losses were primarily related to our operational and financial expenses. The decrease in research and net loss during 2018 is mainly attributable to a decrease in the Company’s business activities.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of December 31, 2018, and as of December 31, 2017, we had an accumulated deficit of $1,1,920 and $1,407, respectively, and a negative working capital (current assets less current liabilities) of $297 in 2018 as compared to a positive working capital of $102 in 2017. Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of December 31, 2018, or December 31, 2017.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves. Due to the termination of the License Agreement, the Company no longer has any business operations. The Company believes that it will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. The Company has experienced difficulties accessing the equity and debt markets and raising capital or entering into a business transaction, and there can be no assurance that the Company will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, the Company’s existing stockholders will experience significant further dilution. In order to conserve the Company’s cash and manage its liquidity, the Company has implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

 As of December 31, 2018, and December 31, 2017, we had accumulated liabilities of $324 and $481, respectively.

As of December 31, 2018, and December 31, 2017, we had cash and cash equivalents of $7 and $525 respectively, and negative cash flow from operating activities of $518 and $926, respectively, for the year and period then ended. The negative cash flow from operating activities in the year ended December 31, 2018 is attributable mainly to a net loss of $513, share-based compensation expenses of $114, a decrease in other accounts receivable of $38, an increase in accrued expenses of $108 and partially offset by a decrease in a current warrant liability of $265.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None.

 OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

No change in our internal control over financial reporting occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Our Chief Financial Officer has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of April 10, 2019.

NAME	AGE	POSITION
EXECUTIVE OFFICERS
Chanan Morris	53	Chief Financial Officer
Dana Wolf	61	Chief Scientific Officer
Israel Alfassi	50	Director, Chief Executive Officer of Artemis Pharma, Inc.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal period ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

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
ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended December 31, 2018, and 2017. We do not currently have any other executive officers.

Summary Compensation Table
(dollars in thousands)

Name and Principal Position	Year	Salary		Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Chanan Morris	2018	42	(1)	-	-	-	-	42
Chief Financial Officer	2017	42	(1)	-	-	-	-	42

Brian Culley	2018	96	(2)	-	-	-	-	96
Chief Executive Officer	2017	63		-	-	-	-	63

(1)   Mr. Morris receives a monthly fee of $3,500 in connection with a consulting arrangement with the Company.
(2)   Mr. Culley resigned from his position of Chief Executive Officer on August 10, 2018.

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

Effective as of August 9, 2017, the Company appointed Brian Culley to serve as its Chief Executive Officer.  For his services as Chief Executive Officer, Mr. Culley received an annual salary in the amount of $150,000.  Mr. Culley was also entitled to receive an annual bonus at the discretion of the Company’s Board of Directors.

On August 10, 2018, Brian Culley resigned from his position as Chief Executive Officer of the Company, effective 60 days after such notice as provided in his employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of April 10, 2019 regarding beneficial ownership of our common stock by: (i) each person known to us who beneficially owns more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

As of April 10, 2019, we had 5,135,380 shares of common stock outstanding.

Shareholder (1)	Beneficial Ownership		Percent of Class (2)
Israel Alfassi	253,460		4%
Chanan Morris	11,458		* %
Dana Wolf	91,528	(3)	1%
Officers and Directors as a group (3 persons)	362,002		5%
Other 5% Holders
Tonak Ltd.	2,833,054	(4)	41%
Zavit Holdings Ltd.	385,461	(5)	6%

* less than 1%

(1)	The address for all stockholders listed above is 18 East 16th Street, Suite 307, New York, NY.
(2)	Based upon 6,841,888 shares of fully diluted common stock on as a converted basis outstanding as of April 10, 2019.
(3)	Represents shares underlying stock options issued to Dr. Wolf & Hadasit effective as of August 23, 2016.

(4)	Consists of 2,833,054 shares of common stock beneficially owned by Tonak Ltd. Mr. Nadav Kidron is the natural person with voting and dispositive power over our securities held by Tonak Ltd.

(5)
Consists of 385,461 shares of common stock beneficially owned by Zavit Holdings, Ltd. Mr. Amiad Solomon is the natural person with voting and dispositive power over our securities held by Zavit Holdings, Ltd.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2018. Our stockholder approved equity compensation plan consists of: (i) the Company’s 2002 Employee, Director and Consultant Option Plan, or the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

We had no related persons transactions in 2018.

DIRECTOR INDEPENDENCE

As our common stock is currently traded on the OTCQB, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. Nonetheless, none of the directors currently serving on the Board of Directors is an independent director within the meaning of Nasdaq Rule 5605(a)(2).

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAZ, for the audit of our annual financial statements for the years ended December 31, 2018 and December 31, 2017 and fees billed for other services rendered by BAZ during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2018	DECEMBER 31, 2017

Audit fees (1)	$28	$22
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$28	$22

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

3.3	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on October 25, 2017).
4.1	Form of Warrant (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on October 25, 2017).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4*	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).
10.5	Agreement and Plan of Merger, dated August 2, 2016 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 3, 2016).

10.6	Securities Purchase Agreement, dated August 2, 2016 (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 3, 2016).

10.7	Securities Purchase Agreement by and between the Company and Acumen, dated August 2, 2016 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on August 29, 2016).

10.8
Form of Securities Purchase Agreement by and between the Company and the investor parties signatory thereto (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 25, 2017).

31.1	Rule 13-14(a) Certification of Principal Executive Officer and Principal Financial Officer. **

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.***

101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

ITEM 16.       10-K SUMMARY.

None.

Artemis Therapeutics Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Artemis Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artemis Therapeutics Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017 and the related consolidated statements comprehensive loss, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements the company has no business operations and therefore there is substantial doubt about the company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Brightman Almagor Zohar & Co.
Certified Public Accountants
Member of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel
April 15, 2019

We have served as the Company's auditor since 2016.

Artemis Therapeutics Inc.
Consolidated Balance Sheet
(USD in thousands, except share data)

		As of December 31,	As of December 31,
	Note	2018	2017

ASSETS

Current assets
Cash and cash equivalents		7	525
Other accounts receivable and prepaid expenses		20	58
Total current assets		27	583

TOTAL ASSETS		27	583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		161	53
Derivative warrant liabilities	7B	163	428
Total current liabilities		324	481

Total Liabilities		324	481

Shareholders' equity
Preferred A stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of December 31, 2018 and 2017 Preferred C stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of December 31, 2018 and 2017 Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,153,380 as of December 31, 2018 and 2017		52	52
Additional paid in capital	7	1,571	1,457
Accumulated deficit		(1,920)	(1,407)
Total shareholders' equity		(297)	102

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		27	583
(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statement of Operation
(USD in thousands, except per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017

Research and development expenses	246	309

General and administrative	526	730

Operating loss	772	1,039
Finance Income (expense)	259	(104)

Net loss	513	1,143

Loss per share:
Basic and diluted net loss per share	(0.08)	(0.20)
Weighted average number of common stocks used in calculation of net loss per Common share (*):
Basic and diluted	5,153,380	4,893,022

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statements of changes of shareholder's equity (deficiency)
(USD in thousands, except share data)

	Common Stock			Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated	Total shareholders'
	Number of Shares	USD		Number	Amount		Number	Amount			(deficiency)	Equity

Balance as of December 31, 2016	4,818,178	49		453	(*	)				1,129	(264)	914

Share based compensation										106		106

Issuance of stocks, preferred stocks and warrants	300,000	3					250	(*	)	222		225

Exercised options	35,202	(*	)									(* )

Net Loss											(1,143)	(1,143)
Balance as of December 31, 2017	5,153,380	52		453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation										114		114

Net loss											(513)	(513)

Balance as of December 31, 2018	5,153,380	52		453	(*	)	250	(*	)	1,571	(1,920)	(297)

(*)    Represents an amount lower than 1,000 USD

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
consolidated statement of cash flows
(USD in thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017

Net cash used in operating activities
Net Loss	(513)	(1,143)

Share based compensation expenses	114	106
Decrease in other accounts receivable and prepaid expenses	38	7
Increase (decrease) in accrued expenses and other payables	108	(5)
Change in the fair value of derivative warrant liability	(265)	109

Net cash used in operating activities	(518)	(926)

Cash flows from financing activities
Exercise of options	-	(* )
Issuance of common stock, preferred stock and warrants	-	544

Cash flows from financing activities	-	544

Increase (decrease) in cash and cash equivalents	(518)	(382)
Cash and cash equivalents at the beginning of the period	525	907

Cash and cash equivalents at the end of the period	7	525

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

Artemis was incorporated in the State of Delaware on April 19, 2016. Until January 10, 2019, the Company was engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases.

On January 10, 2019, Artemis received a notice regarding the immediate termination of a certain license agreement, dated May 31, 2016 (the “License Agreement”), executed by and between the Company, Hadasit Medical Research Services and Development Ltd. (“Hadasit”) and the Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”). Artemis relied primarily on the License Agreement with respect to the development of Artemisone, its lead product candidate. Since the termination of the License Agreement, Artemis no longer has any operating business.

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

As discussed above, on January 10, 2019, Artemis received a notice regarding the immediate termination of the License Agreement.

Based on the lack of Company business activities since the termination of the License Agreement, our Company is classified as a “shell” company by the Securities and Exchange Commission (the “SEC”).

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

Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances denominated in foreign currencies have been re-measured to dollars in accordance with the provisions of Accounting Standards Codification (“ASC”) 830-10, "Foreign Currency Translation".

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU expands the scope of Topic 718, “Compensation - Stock Compensation” (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees.” The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard does not have a material impact on Company’s consolidated financial statements.

NOTE 3   - COMMITMENTS AND CONTINGENCIES

Agreement with Hadasit and RDC

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license based on net sales to make any and all use of certain patents and know-how owned by Hadasit and RDC relating to Artemisone. Artemis primarily relied on the License Agreement with respect to the development of Artemisone, its lead product candidate.

In addition, Artemis agreed to certain development milestones, including the completion of Chemistry, Manufacturing and Controls (CMC) development and manufacturing for Phase I by the fourth quarter of 2017, completion of a Phase I study by the fourth quarter of 2019, completion of Phase IIa by the fourth quarter of 2022, and the first regulatory submission by the fourth quarter of 2027. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the closing of the Merger on August 23, 2016 (such time, the “Effective Time”), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time.  In the event that Artemis failed to meet development or investment milestones as set forth in the License Agreement, Hadasit had the right to terminate the License Agreement.

On January 10, 2019, the Company received the Notice from Hadasit regarding the immediate termination of the License Agreement. The License Agreement was terminated as a result of the non-payment for certain sponsored research fees, patent expenses, patent maintenance fees and consulting fees.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 4 - INCOME TAX

A.           Tax rates applicable to the income

US corporate tax
The maximum statutory federal tax rate in the US in 2018 is 21% and in 2017 is 35%. The Company is not subject to current federal taxes, as it has incurred losses in 2017 and 2018.

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

	As of December 31, 2018	As of December 31, 2017

Deferred tax assets:
Deferred taxes due to carryforward losses	2,864	2,763

Valuation allowance	(2,864)	(2,763)

Net deferred tax asset	-	-

B.            Tax loss carry-forwards

Net operating loss carry-forwards as of December 31, 2018 and 2017 are as follows:

	As of December 31, 2018	As of December 31, 2017
Israel	4,799	4,684
United States (*)	8,385	7,988

	13,184	12,672

(*) Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

ISSUANCE DATE	NUMBER OF WARRANTS	EXERCISE PRICE	EXERCISABLE THROUGH

October 2017 *	275,000	$2.00	October 2022

In connection with historic financings, New York Global Innovations Inc. issued 43,069 warrants in January 2010, which were outstanding as of December 31, 2017 and expired in April 2018.

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net loss attributable to shareholders of the company	513	1,143
Net loss attributable to shareholders of preferred shares	77	171

Net loss used in the calculation of basic loss per share	436	972

Net loss per share	(0.08)	(0.20)

Weighted average number of common stock used in the calculation of net loss per share	5,153,380	4,893,022

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

Preferred A shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any common stock

Preferred C shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis. The shares of Series C Convertible Preferred Stock have the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any other securities.

B.	Issuance of Shares:

On August 19, 2016 and prior to consummation of the merger, Artemis issued 524 shares of common stock (221,307 shares as adjusted to reflect the reverse recapitalization and reverse stock split) for an aggregate purchase price of $127, which was received in October 2016.

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company’s common stock, as well as 453 shares of the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses). These shares have anti-dilution protection for a period of twenty four months. The anti-dilution protection was not triggered and the anti- dilution protection expired in August 2018. In addition, the investor had an option to purchase, through August 2018, up to an additional 100% of its preferred A shares at 120% of the per share purchase price paid in August 2016. This option was not exercised. This additional purchase option was recorded in equity.

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

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

As such anti-dilution price protection, does not meet the specific conditions for equity classification, the Company is required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of our warrant liability at issuance date, was approximately $319. The Company recorded finance income of 265 at December 31, 2018 and an expense of $109 at December 31, 2017 in respect of these warrants.

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

One third of the options vested on the grant date, and one third of the options vest upon the first and second anniversaries of the grant date, with the option becoming fully vested on August 22, 2018. As a result, the Company recognized for the year ended December 31, 2018 compensation expenses in the amount of $9, included in Research and Development Expenses. 35,202 of these options were exercised in July 2017.

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. These options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated. In addition, on March 15, 2018 the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. The options granted to the CEO on March 15, 2018 vested on the grant date and the options granted to the CFO will vest over a 48-month period beginning February 1, 2018. These options will expire on March 15, 2028. As a result, the Company recognized for the period ended December 31, 2018 compensation expenses in the amount of $124 included in General and Administrative Expenses.

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

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

A summary of the Company's option activity and related information is as follows:

	For the Twelve months ended December 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	334,168	0.95
Granted	98,528	1.30
Exercised	-	-
Cancelled	181,980	1.30

Outstanding at end of period	250,716	0.83	54,002
Options exercisable at period end	212,174	0.74	54,002

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on December 31, 2018, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2018 and 2017, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	$2 0 1 8	2 0 1 7	2 0 1 8	2 0 1 7	2 0 1 8	2 0 1 7
0.01	91,528	91,528	7.64	8.64	91,528	49,283
1.30	60,660	242,640	8.61	9.68	60,660	20,220
1.30	98,528	-	9.21	-	59,986	-
	250,716	334,168	8.46	9.40	212,174	69,503

(*) Less than 1

Compensation expense recorded by the Company with respect to its stock-based employee compensation awards in accordance with ASC 718-10 for the year ended December 31, 2018 and 2017 was $114 and $106, respectively.

As the exercise price of the options is nominal, the Company estimated their fair values based on the value of the Company's shares at the measurement date.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 8   - Convertible preferred stock Series A and common stock - Restatement

As explained in note 7, the Company issued Series A Convertible Preferred Stock to one of its shareholders. The shares are convertible to common shares at any point in time and participate in earning on an as converted basis. The Company in its Q1 2017 filling as well as in its fillings prior to Q1 2017 erroneously presented these shares as if the shares had been converted to common shares.

NOTE 9   - Subsequent Events

On January 10, 2019, Artemis received a notice from Hadasit regarding the immediate termination of the Company’s License Agreement. The License Agreement was terminated pursuant to Section 12.2.3 of the License Agreement as a result of the non-payment for certain sponsored research fees, patent expenses, patent maintenance fees and consulting fees.

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE

/s/ Chanan Morris	Chief Financial Officer	April 15, 2019
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Chanan Morris	Chief Financial Officer	April 15, 2019
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Israel Alfassi	Director	April 15, 2019
By: Israel Alfassi