Form 10-Q
period 2019-03-31
Artemis Therapeutics, Inc.
filed 2019-05-15
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(646) 233-1454
(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATMS	OTCQB

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

☒ Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☒         No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,380 as of May 15, 2019.

ARTEMIS THERAPEUTICS, INC.

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018 (audited)	5

	Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2019 and 2018	6

	Interim Condensed Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and for the year ended December 31, 2018 (audited)	7

	Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	8

	Notes to Interim Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 6.	Exhibits	23

SIGNATURES		24

PART I.              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

INDEX

PAGE

Interim Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018 (audited)	5

Interim Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2019 and 2018	6

Interim Condensed Statements of Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and for the year ended December 31, 2018 (audited)	7

Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	8

Notes to Interim Condensed Consolidated Financial Statements	9 - 19

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of March 31,		As of December 31,
	Note	2019 (Unaudited)		2018 (Audited)

ASSETS

Current assets
Cash and cash equivalents		22		7
Other accounts receivable and prepaid expenses		16		20
Total current assets		38		27

TOTAL ASSETS		38		27

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		169		161
Related parties		20		-
Derivative warrant liabilities	7B	-		163
Total current liabilities		189		324

Total Liabilities		189		324

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of March 31, 2019 and December 31, 2018		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of March 31, 2019 and December 31, 2018		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,380 as of March 31, 2019 and December 31, 2018		52		52
Additional paid in capital	7	1,894		1,571
Accumulated deficit		(2,097)		(1,920)
Total stockholders' equity		(151)		(297)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		38		27

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(USD in thousands, except share data)

	Three Months Ended March 31, 2019 (Unaudited)	Three Months Ended March 31, 2018 (Unaudited)

Research and development expenses	-	71

General and administrative	20	229

Operating (loss)	(20)	(300)
Finance income (Expense)	(1)	89
Net loss	(21)	(211)

Net income (loss) per share, basic and diluted (Note 6)	(0.00)	(0.03)

Weighted average number of common stock used in calculation of net loss per share: Basic and diluted	5,153,380	5,153,380

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated	Total stockholders'
	Number of Shares	USD	Number	Amount		Number	Amount			(deficiency)	Equity

Balance as of December 31, 2018	5,153,380	52	453	(*	)	250	(*	)	1,571	(1,920)	(297)

Adoption of ASU 2017-11 (see Note 2J)									319	(156)	163

Share based compensation									4		4

Net loss										(21)	(21)

Balance as of March 31, 2019	5,153,380	52	453	(*	)	250	(*	)	1,894	(2,097)	(151)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated	Total stockholders'
	Number of Shares	USD	Number	Amount		Number	Amount			(deficiency)	Equity

Balance as of December 31, 2017	5,153,380	52	453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation									101		101

Net loss										(211)	(211)

Balance as of March 31, 2018	5,153,380	52	453	(*	)	250	(*	)	1,558	(1,618)	(8)

(*)    Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net cash used in operating activities
Net (loss)	(21)	(211)

Share based compensation expenses	4	101
Decrease in other accounts receivable and prepaid expenses	4	14
Increase (decrease) in accrued expenses and other payables	8	(1)
Change in the fair value of derivative warrant liability	-	(89)

Net cash used in operating activities	(5)	(186)

Cash flows from financing activities
Related party proceeds	20	-

Cash flows from financing activities	20	-

Increase (Decrease) in cash and cash equivalents	15	(186)
Cash and cash equivalents at the beginning of the period	7	525

Cash and cash equivalents at the end of the period	22	339

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 1 -   GENERAL

A.
New York Global Innovations Inc. (the Predecessor Company) was originally incorporated under the laws of the State of Nevada, on April 22, 1997. On July 8, 2003, the Predecessor Company effected a reincorporation from Nevada to Delaware through a merger with and into its wholly-owned subsidiary, Inksure Technologies (Delaware) Inc., which was incorporated on September 30, 2003. The surviving corporation in the merger was Inksure Technologies (Delaware) Inc., which thereupon renamed itself Inksure Technologies Inc. In 2014, following the sale of its assets to Spectra Systems Corporation, the Predecessor Company changed its name to New York Global Innovations Inc.

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

Based on the lack of Company business activities since the termination of the License Agreement, our Company is classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. To date, the Company is not engaged in lease agreements and accordingly the standard has no  impact on the Company's consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11 (“ASU 2017-11”), which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. This standard is effective beginning in the first quarter of 2019. The Company elected to adopt the standard using the modified retrospective approach by means of a cumulative-effect adjustment to the balance sheet as of January 1, 2019. As discussed in Note 7B, the Company had derivative warrant liabilities which due to the adoption of this  standard have been re-classified as equity. The following table provides a reconciliation of the derivative warrant liabilities, additional paid-in capital and accumulated deficit on the consolidated balance sheet as of January 1, 2019:

	As of January 1, 2019	Adjustment	As of December 31, 2018

Derivative warrant liability	-	(163)	163

Additional paid-in capital	1,890	319	1,571
Accumulated deficit	(2,076)	(156)	(1,920)

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard has no impact on the Company's financial statements.

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

U.S. corporate tax
The maximum statutory federal tax rate in the US in 2018 is 21%.The Company is not subject to current federal taxes, as it has incurred losses.

Israel corporate tax
The Company's subsidiary in Israel is subject to income tax at a regular corporate tax of 23%.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 4 - INCOME TAX (Cont.)

B.	Deferred income taxes

As the Company  has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to its recoverable amounts.

	As of March 31, 2019	As of December 31, 2018

Deferred tax assets:
Deferred taxes due to carryforward losses	2,857	2,864

Valuation allowance	(2,857)	(2,864)

Net deferred tax asset	-	-

C.     Tax loss carry-forwards

Net operating loss carry-forwards as of March 31, 2019 and December 31, 2018 are as follows:

	As of March 31, 2019	As of December 31, 2018
Israel	4,814	4,799
United States (*)	8,331	8,385

	13,145	13,184

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

NOTE 6 -   Computation of Net Loss per Share

Basic loss per share is computed by dividing the net loss, as adjusted, to include the dividend participation rights of preferred shares outstanding during the relevant fiscal year, by the weighted average number of shares of common stock outstanding during the relevant fiscal year. Diluted loss per share is computed by dividing the net loss, as adjusted, to include the dividend participation rights of preferred shares outstanding during the relevant fiscal year as well as of preferred shares that would have been outstanding if all potentially dilutive preferred shares had been issued, by the weighted average number of shares of common stock outstanding during the relevant fiscal year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Income (loss) available to stockholders of the company	(21)	(211)
Net Income (loss) attributable to stockholders of preferred shares	(3)	(32)

Net Income (loss) used in the calculation of basic loss per share	(18)	(179)

Net Income (loss) per share	(0.00)	(0.03)

Weighted average number of common stock used in the calculation of net loss per share	5,153,380	5,153,380

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

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company’s common stock, as well as 453 shares of the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses). These shares have anti-dilution protection for a period of twenty four months. The anti-dilution protection was not triggered and the anti- dilution protection expired in August 2018. In addition, the investor had an option to purchase through August 2018 up to an additional 100% of its preferred A shares at 120% of the per share purchase price paid in August 2016. This option was not exercised. This additional purchase option was recorded in equity.

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

The warrants to purchase 275,000 shares of the Company’s common stock contain a full ratchet anti-dilution price protection so that, in most situations upon the issuance of any common stock or securities convertible into common stock at a price below the then-existing exercise price of the outstanding warrants, the warrant exercise price will be reset to the lower common stock sales price.

As such anti-dilution price protection did not meet the specific conditions for equity classification as of the date of issuance of the warrants, the Company was required to classify the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of such derivative warrant liability at issuance date, was approximately $319. As further described in Note 2J, upon adoption of ASU 2017-11, such warrants were retrospectively classified as equity.

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

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. These options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated. In addition, on March 15, 2018 the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. The options granted to the CEO on March 15, 2018 vested on the grant date and the options granted to the CFO will vest over a 48-month period beginning February 1, 2018. These options will expire on March 15, 2028. As a result, the Company recognized for the period ended March 31, 2019 compensation expenses in the amount of $4 included in General & Administrative Expenses.

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

 A summary of the Company's option activity and related information is found below.

	For the three months ended March 31, 2019
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	250,716	0.83
Granted	-	-
Exercised	-	-
Cancelled	109,188	1.30

Outstanding at end of period	141,528	0.47	22,891
Options exercisable at period end	106,111	0.19	22,891

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

D.    Options issued to employees and consultants (Cont.):

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on March 31, 2019 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of March 31, 2019 and December 31, 2018, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of March 31,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of March 31,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of March 31,	Stock options exercisable as of December 31,
$	2019	2018	2019	2018	2019	2018

0.01	91,528	91,528	7.40	7.64	91,528	91,528
1.30	-	60,660	-	8.61	-	60,660
1.30	50,000	98,528	8.96	9.21	14,583	59,986
0.83	141,528	250,716	7.95	8.46	106,111	212,174

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

OVERVIEW

Until January 10, 2019, we were engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. On January 10, 2019, we received a notice regarding the immediate termination of a certain license agreement, dated May 31, 2016 (the “License Agreement”), executed by and between the Company, Hadasit Medical Research Services and Development Ltd. and the Hong Kong University of Science and Technology R and D Corporation Limited. We relied primarily on the License Agreement with respect to the development of Artemisone, our lead product candidate. Since the termination of the License Agreement, the Company no longer has any operating business.

We believe that we will continue to experience losses and increased negative working capital and negative cash flows in the near future and will not be able to return to positive cash flow without either obtaining additional financing in the near term or completing a business transaction. We have experienced difficulties accessing the equity and debt markets and raising capital and there can be no assurance that we will be able to raise such additional capital on favorable terms, or at all, or be able to complete a business transaction. If additional funds are raised through the issuance of equity securities or completing a business transaction, our existing stockholders will experience significant dilution. In order to conserve our cash and manage its liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

Our Board of Directors is exploring strategic alternatives, which may include future acquisitions, a merger with another company or the sale of the public shell company.

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the three months ended March 31, 2019 or for the three months ended March 31, 2018.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended March 31, 2019 or the three months ended March 31, 2018.

COST OF REVENUES. We had no cost of revenues for the three months ended March 31, 2019 or for the three months ended March 31, 2018 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended March 31, 2019 compared to $71 for the three months ended March 31, 2018. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended March 31, 2019 or for the three months ended March 31, 2018 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $20 in general and administrative expenses for the three months ended March 31, 2019 compared to $229 for the three months ended March 31, 2018, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due us no longer having business operations.

FINANCIAL EXPENSE (INCOME), NET. We incurred $1 in financial expense for the three months ended March 31, 2019 as compared to financial income of $89 for the three months ended March 31, 2018. This increase in financial expense is primarily due to the adoption of a new accounting standard.

OTHER EXPENSES.  We incurred no capital losses in the three months ended March 31, 2019 or March 31, 2018.

NET LOSS. We recognized net loss of $21 for the three months ended March 31, 2019 compared to incurring a net loss of $211 for the three months ended March 31, 2018. The decrease in net loss is primarily due to a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had an accumulated deficit of $1,848,000 and a negative working capital (current assets less current liabilities) of $221,000. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of March 31, 2019.

Since the closing of our merger with Artemis Therapeutics Inc., a Delaware corporation and Artemis Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary on August 23, 2016, we have financed our operations primarily through private placements of our securities. On October 23, 2017, we executed securities purchase agreements relating to a private placement offering of an aggregate of 300,000 shares of our common stock at a purchase price of $1.00 per share, and of 250 shares of the our Series C Convertible Preferred Stock, at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of common stock. In addition, each investor received a warrant to purchase fifty percent of the number of shares of common stock effectively purchased in the offering, The closing of the offering took place on October 23, 2017.

We have sustained significant operating losses in recent periods, which have resulted in a significant reduction in our cash reserves. Due to the termination of the License Agreement, we  no longer have any business operations. We believe that we will continue to experience losses and negative cash flows in the near future and will not be able to return to positive cash flow without obtaining additional financing in the near term or entering into a business transaction. We have experienced difficulties accessing the equity and debt markets and raising capital or entering into a business transaction, and there can be no assurance that we will be able to raise such additional capital on favorable terms or at all or entering into a business transaction. If additional funds are raised through the issuance of equity securities or entering into a business transaction, our existing stockholders will experience significant further dilution. In order to conserve our cash and manage its liquidity, we have implemented cost-cutting initiatives including the reduction of employee headcount and overhead costs.

As of March 31, 2019, we had accumulated liabilities of $259,000.

As of March 31, 2019 we had cash and cash equivalents of $22,000 and negative cash flows from operating activities of $5,000 for the period then ended. The negative cash flow from operating activities in the period ended March 31, 2019 is attributable mainly to the net loss of $21,000, share-based compensation expenses of $4,000, a decrease in accrued expenses and other payables of $4,000, and a $8,000 increase in other accounts receivable and prepaid expenses.

We had positive cash flows of $20,000 from financing activities in the period ended March 31, 2019. The positive cash flow from financing activities in the period ended March 31, 2019 is due to proceeds of $20,000 from a related party.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We intend to remediate the material weakness in internal controls identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our Chief Financial Officer as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience.

PART II.            OTHER INFORMATION

None

ITEM 6.              EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: May 15, 2019	By: /s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)