Form 10-Q
period 2019-06-30
Artemis Therapeutics, Inc.
filed 2019-08-19
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☒   No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of August 13, 2019.

ARTEMIS THERAPEUTICS, INC.

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2019

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of June 30,		As of December 31,
	Note	2019 (Unaudited)		2018 (Audited)

ASSETS

Current assets
Cash and cash equivalents		7		7
Other accounts receivable and prepaid expenses		31		20
Total current assets		38		27

TOTAL ASSETS		38		27

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		154		161
Derivative warrant liabilities	7B	-		163
Total current liabilities		154		324

Long term liabilities
Related Parties	8	100		-

Total Liabilities		254		324

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of June 30, 2019 and December 31, 2018		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of June 30, 2019 and December 31, 2018		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,461 as of June 30, 2019 and December 31, 2018		52		52
Additional paid in capital	7	1,898		1,571
Accumulated deficit		(2,166)		(1,920)
Total stockholders' equity		(216)		(297)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		38		27

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(USD in thousands, except share data)

		Six Months Ended June 30,		Three Months Ended June 30,
		2019	2018	2019	2018
	Note	(Unaudited)		(Unaudited)

Research and development expenses		-	129	-	58

General and administrative		90	383	70	154

Operating (loss)		(90)	(512)	(70)	(212)
Finance income		-	160	1	71
Net loss		(90)	(352)	(69)	(141)

Net loss per share, basic and diluted	6	(0.01)	(0.06)	(0.01)	(0.02)

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted		5,153,461	5,153,461	5,153,461	5,153,461

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of March 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,894	(2,097)	(151)

Share based compensation	-	-	-	-		-	-		4	-	4

Net loss	-	-	-	-		-	-		-	(69)	(69)

Balance as of June 30, 2019	5,153,461	52	453	(*	)	250	(*	)	1,898	(2,166)	(216)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of March 31, 2018	5,153,461	52	453	(*	)	250	(*	)	1,558	(1,618)	(8)

Share based compensation	-	-	-	-		-	-		12	-	12

Net loss	-	-	-	-		-	-		-	(141)	(141)

Balance as of June 30, 2018	5,153,461	52	453	(*	)	250	(*	)	1,570	(1,759)	(137)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2018	5,153,461	52	453	(*	)	250	(*	)	1,571	(1,920)	(297)

Adoption of new accounting Standards	-	-	-	-		-	-		319	(156)	163

Share based compensation	-	-	-	-		-	-		8	-	8

Net loss	-	-	-	-		-	-		-	(90)	(90)

Balance as of June 30, 2019	5,153,461	52	453	(*	)	250	(*	)	1,898	(2,166)	(216)

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2017	5,153,461	52	453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation	-	-	-	-		-	-		113	-	113

Net loss	-	-	-	-		-	-		-	(352)	(352)

Balance as of June 30, 2018	5,153,461	52	453	(*	)	250	(*	)	1,570	(1,759)	(137)

(*)    Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Six Months Ended June 30,
	2019	2018

Net cash used in operating activities
Net (loss)	(90)	(352)

Share based compensation expenses	8	113
Decrease (increase) in other accounts receivable and prepaid expenses	(11)	25
Decrease in accrued expenses and other payables	(7)	-
Change in the fair value of derivative warrant liability	-	(163)

Net cash used in operating activities	(100)	(377)

Cash flows from financing activities
Related party proceeds	100	-

Cash flows from financing activities	100	-

Decrease in cash and cash equivalents	-	(377)
Cash and cash equivalents at the beginning of the period	7	525

Cash and cash equivalents at the end of the period	7	148

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 1 -   GENERAL

A.	Description of Business

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

Based on the lack of Company business activities since January 10, 2019, our Company is classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

The Merger between the Predecessor Company and Artemis was accounted for as a reverse recapitalization. As the stockholders of Artemis received the largest ownership interest in the Predecessor Company, Artemis was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Predecessor Company were replaced with the historical financial statements of Artemis. Following the Merger, the Predecessor Company and its subsidiary, Artemis, are collectively referred to as the "Company".

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 1 -   GENERAL (Cont.)

C.	Going Concern:

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the SEC regulations. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

D.	Fair value of financial instruments

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

E.	Basic and diluted net loss per share

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

F.	Research and development expenses, net

Research and development expenses are charged to the statement of operations as incurred.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

G.	Income Tax

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

H.	Share-based compensation

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

I.	Recent Accounting Standards

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

I.	Recent Accounting Standards (Cont.)

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. This standard is effective beginning in the first quarter of 2019. The Company had derivative warranty liabilities as discussed in Note 7B which due to the adoption of this new standard have been re-classified as equity.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. ASU 2018-07 did not have a material impact on Company’s consolidated financial statements.

NOTE 3   - COMMITMENTS AND CONTINGENCIES

Agreement with Hadasit and RDC

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license based on net sales to make any and all use of certain patents and know-how owned by Hadasit and RDC relating to Artemisone. Artemis will rely primarily on the License Agreement with respect to the development of Artemisone, its lead product candidate. As part of this agreement,  Artemis agreed to certain development and investment milestones. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700,000 within seven months of the closing of the Merger on August 23, 2016 (such time, the “Effective Time”), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time.  In the event that Artemis fails to meet development or investment milestones as set forth in the License Agreement, Hadasit has the right to terminate the License Agreement.

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

U.S. corporate tax
The maximum statutory federal tax rate in the US is 21%. The Company is not subject to current federal taxes, as it has incurred losses.

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

	As of June 30, 2019	As of December 31, 2018

Deferred tax assets:
Deferred taxes due to carryforward losses	2,872	2,864

Valuation allowance	(2,872)	(2,864)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of March 31, 2019 and December 31, 2018 are as follows:

	As of June 30, 2019	As of December 31, 2018
Israel	4,840	4,799
United States (*)	8,374	8,385

	13,214	13,184

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

Issuance date	Number of warrants outstanding as June 30, 2019	Exercise price	Exercisable through

October 2017	275,000	$2.00	October 2022

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2019	2018	2019	2018
	Unaudited		Unaudited
Net loss available to stockholders of the company	(90)	(352)	(69)	(141)
Net loss attributable to stockholders of preferred shares	(13)	(52)	(10)	(21)

Net loss used in the calculation of basic loss per share	(77)	(300)	(59)	(120)

Net loss per share	(0.01)	(0.06)	(0.01)	(0.02)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461	5,153,461	5,153,461

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

B.	Issuance of Shares

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

B.	Issuance of Shares (Cont.)

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

C.	Reverse Stock Split

On December 16, 2016, the Company effected a one-for-fifty (1:50) reverse stock split of its issued and outstanding shares of common stock. Share data included in these financial statements is retroactively adjusted as if the reverse stock split had occurred at the beginning of the earliest period presented.

D.	Options issued to employees and consultants

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

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. These options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated. In addition, on March 15, 2018 the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. The options granted to the CEO on March 15, 2018 vested on the grant date and the options granted to the CFO will vest over a 48-month period beginning February 1, 2018. These options will expire on March 15, 2028. As a result, the Company recognized for the period ended June 30, 2019 compensation expenses in the amount of $8 included in General & Administrative Expenses.

On August 10, 2018, Brian Culley, the Company’s former Chief Executive Officer, resigned from his position as Chief Executive Officer of the Company, effective 60 days after such notice as provided in his employment agreement.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

Upon termination of the CEO’s employment agreement any of the then unvested options, which were granted on August 1, 2017, expire immediately. All vested options could have been exercised for a period of 90 days from the termination of the agreement. The former CEO, did not exercise any vested options.

A summary of the Company's option activity and related information is found below.

	For the Six months ended June 30, 2019
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	250,716	0.83	54,002
Granted	-	-	-
Exercised	-	-	-
Cancelled	109,188	1.30	-

Outstanding at end of period	141,528	0.47	15,102
Options exercisable at period end	109,236	0.19	15,102

	For the twelve months ended December 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	334,168	0.95
Granted	98,528	1.30
Exercised	-	-
Cancelled	181,980	1.30

Outstanding at end of period	250,716	0.83	54,002
Options exercisable at period end	212,174	0.74	54,002

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on June 30, 2019 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of June 30, 2019 and December 31, 2018, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of June 30,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of June 30,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of June 30,	Stock options exercisable as of December 31,
	$2019	2018	2019	2018	2019	2018

0.01	91,528	91,528	7.15	7.64	91,528	91,528
1.30	-	60,660	-	8.61	-	60,660
1.30	50,000	98,528	8.72	9.21	17,708	59,986
0.83	141,528	250,716	7.67	8.46	109,236	212,174

NOTE 8 – RELATED PARTIES

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100,000 to two related parties. $20,000 and $30,000 of the funds were received by the Company on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under the each Note are payable by June 30, 2021. The proceeds of the Notes will be used by the Company for general working capital purposes.

NOTE 9   - SUBSEQUENT EVENTS

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

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the three months ended June 30, 2019 or for the three months ended June 30, 2018.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended June 30, 2019 or the three months ended June 30, 2018.

COST OF REVENUES. We had no cost of revenues for the three months ended June 30, 2019 or for the three months ended June 30, 2018 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended June 30, 2019 compared to $58 for the three months ended June 30, 2018. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended June 30, 2019 or for the three months ended June 30, 2018 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $70 in general and administrative expenses for the three months ended June 30, 2019 compared to $154 for the three months ended June 30, 2018, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due us no longer having business operations.

FINANCIAL INCOME, NET. We incurred $1 in financial income for the three months ended June 30, 2019 as compared to financial income of $71 for the three months ended June 30, 2018. This decrease in financial income is primarily due to the adoption of a new accounting standard.

OTHER EXPENSES.  We incurred no capital losses in the three months ended June 30, 2019 or June 30, 2018.

NET LOSS. We incurred a net loss of $69 for the three months ended June 30, 2019 compared to incurring a net loss of $141 for the three months ended June 30, 2018. The decrease in net loss is primarily due to a decrease in operating expenses.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018 (dollars in thousands)

REVENUES.  We did not have any revenue producing operations for the six months ended June, 2019 or for the six months ended June 30, 2018.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the six months ended June 30, 2019 or the six months ended June 30, 2018.

COST OF REVENUES. We had no cost of revenues for the six months ended June 30, 2019 or for the six months ended June 30, 2018 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the six months ended June 30, 2019 compared to $129 for the six months ended June 30, 2018. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the six months ended June 30, 2019 or for the six months ended June 30, 2018 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $90 in general and administrative expenses for the six months ended June 30, 2019 compared to $383 for the three months ended June 30, 2018, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due us no longer having business operations.

FINANCIAL EXPENSE (INCOME), NET. We incurred $0 in financial expense for the six months ended June 30, 2019 as compared to financial income of $71 for the six months ended June 30, 2018. This decrease in financial income is primarily due to the adoption of a new accounting standard.

OTHER EXPENSES.  We incurred no capital losses in the six months ended June 30, 2019 or June 30, 2018.

NET LOSS. We incurred a net loss of $90 for the six months ended June 30, 2019 compared to incurring a net loss of $352 for the six months ended June 30, 2018. The decrease in net loss is primarily due to a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had an accumulated deficit of $2,166,000 and a negative working capital (current assets less current liabilities) of $116,000. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of June 30, 2019.

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

As of June 30, 2019, we had accumulated liabilities of $254,000.

As of June 30, 2019 we had cash and cash equivalents of $7,000 and negative cash flows from operating activities of $100,000 for the period then ended. The negative cash flow from operating activities in the period ended June 30, 2019 is attributable mainly to the net loss of $90,000, share-based compensation expenses of $8,000, a decrease in accrued expenses and other payables of $7,000, and a $11,000 increase in other accounts receivable and prepaid expenses.

We had positive cash flows of $100,000 from financing activities in the six month period ended June 30, 2019. The positive cash flow from financing activities in the period ended June 30, 2019 is due to proceeds of $100,000 from related parties.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100,000 to two related parties. $20,000 and $30,000 of the funds were received by the Company on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under the each Note are payable by June 30, 2021. The proceeds of the Notes will be used by the Company for general working capital purposes.

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.               CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II.              OTHER INFORMATION

None

ITEM 6.               EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

10.1	Form of Unsecured Promissory Note.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: August 19, 2019	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)