Form 10-Q
period 2019-09-30
Artemis Therapeutics, Inc.
filed 2019-11-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒   No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of November 14, 2019.

ARTEMIS THERAPEUTICS, INC.

INDEX TO FORM 10-Q

		PAGE

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Interim Condensed Consolidated Balance Sheet as of September 30, 2019 (unaudited) and December 31, 2018 (audited)	4

	Interim Condensed Consolidated Statement of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2019 and September 30, 2018	5

	Interim Condensed Statements of Stockholders’ Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018	6

	Interim Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018	8

	Notes to Interim Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of September 30,		As of December 31,
	Note	2019 (Unaudited)		2018 (Audited)

ASSETS

Current assets
Cash and cash equivalents		3		7
Other accounts receivable and prepaid expenses		17		20
Total current assets		20		27

TOTAL ASSETS		20		27

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		156		161
Derivative warrant liabilities	7B	-		163
Total current liabilities		156		324

Long term liabilities
Related Parties	8	100		-

Total Liabilities		256		324

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of September 30, 2019 and December 31, 2018		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of September 30, 2019 and December 31, 2018		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,461 as of September 30, 2019 and December 31, 2018		52		52
Additional paid in capital	7	1,902		1,571
Accumulated deficit		(2,190)		(1,920)
Total stockholders’ equity		(236)		(297)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		20		27

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
(USD in thousands, except share data)

		Nine Months Ended September 30,		Three Months Ended September 30,
		2019	2018	2019	2018
	Note	(Unaudited)		(Unaudited)

Research and development expenses		-	189	-	60

General and administrative		112	526	22	143

Operating loss		112	715	22	203
Finance (expense) income		(2)	255	(2)	95
Net loss		(114)	(460)	(24)	(108)

Net loss per share, basic and diluted	6	(0.02)	(0.08)	(0.00)	(0.02)

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted		5,153,461	5,153,461	5,153,461	5,153,461

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C					Total
	Number	USD	Number	Amount		Number	Amount		Additional paid-in Capital	Accumulated deficiency	stockholders’ Equity

Balance as of June 30, 2019	5,153,461	52	453	(*	)	250	(*	)	1,898	(2,166)	(216)

Share based compensation	-	-	-	-		-	-		4		4

Net loss	-	-	-	-		-	-		-	(24)	(24)

Balance as of September 30, 2019	5,153,461	52	453	(*	)	250	(*	)	1,902	(2,190)	(236)

	Common Stock		Preferred Stock A			Preferred Stock C					Total
	Number	USD	Number	Amount		Number	Amount		Additional paid-in Capital	Accumulated deficiency	stockholders’ Equity

Balance as of June 30, 2018	5,153,461	52	453	(*	)	250	(*	)	1,570	(1,759)	(137)

Share based compensation	-	-	-	-		-	-		(4)	-	(4)

Net loss	-	-	-	-		-	-		-	(108)	(108)

Balance as of September 30, 2018	5,153,461	52	453	(*	)	250	(*	)	1,566	(1,867)	(249)

	Common Stock		Preferred Stock A			Preferred Stock C					Total
	Number	USD	Number	Amount		Number	Amount		Additional paid-in Capital	Accumulated deficiency	stockholders’ Equity

Balance as of December 31, 2018	5,153,461	52	453	(*	)	250	(*	)	1,571	(1,920)	(297)

Adoption of new accounting Standards	-	-	-	-		-	-		319	(156)	163

Share based compensation	-	-	-	-		-	-		12	-	12

Net loss	-	-	-	-		-	-		-	(114)	(114)

Balance as of September 30, 2019	5,153,461	52	453	(*	)	250	(*	)	1,902	(2,190)	(236)

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C					Total
	Number	USD	Number	Amount		Number	Amount		Additional paid-in Capital	Accumulated deficiency	stockholders’ Equity

Balance as of December 31, 2017	5,153,461	52	453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation	-	-	-	-		-	-		109	-	109

Net loss	-	-	-	-		-	-		-	(460)	(460)

Balance as of September 30, 2018	5,153,461	52	453	(*	)	250	(*	)	1,566	(1,867)	(249)

(*)    Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Nine Months Ended September 30,
	2019	2018

Net cash used in operating activities
Net loss	114	460

Share based compensation expenses	12	109
Decrease in other accounts receivable and prepaid expenses	3	32
Decrease (increase) in accrued expenses and other payables	(5)	91
Change in the fair value of derivative warrant liability	-	(259)

Net cash used in operating activities	(104)	(487)

Cash flows from financing activities
Related party loan	100	-

Cash flows from financing activities	100	-

Decrease in cash and cash equivalents	(4)	(487)
Cash and cash equivalents at the beginning of the period	7	525

Cash and cash equivalents at the end of the period	3	38

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

The Merger between the Predecessor Company and Artemis was accounted for as a reverse recapitalization. As the stockholders of Artemis received the largest ownership interest in the Predecessor Company, Artemis was determined to be the “accounting acquirer” in the reverse acquisition. As a result, the historical financial statements of the Predecessor Company were replaced with the historical financial statements of Artemis. Following the Merger, the Predecessor Company and its subsidiary, Artemis, are collectively referred to as the “Company.”

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

The carrying values of cash and cash equivalents, other receivables and other accounts payable approximate their fair value due to the short-term maturity of these instruments.

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” This topic prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities. As such, deferred taxes are computed based on the tax rates anticipated (under applicable law as of the balance sheet date) to be in effect when the deferred taxes are expected to be paid or realized.

H.	Share-based compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to service providers, employees and directors including stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of stock options using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

The Company estimates the fair value of stock options granted as share-based payment awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on the volatility of similar companies in the technology sector for equity awards granted prior to the Merger and on the Company’s trading share price for equity awards granted subsequent to the Merger.  The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected stock option term is calculated for stock options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the stock options granted and the results of operations of the Company.

I.	Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued a new lease accounting standard requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective beginning in the first quarter of 2019; early adoption is permitted. To date, the Company is not engaged in lease agreements and accordingly, the standard has no impact on the Company’s consolidated financial statements.

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

	As of September 30, 2019	As of December 31, 2018

Deferred tax assets:
Deferred taxes due to carryforward losses	2,877	2,864

Valuation allowance	(2,877)	(2,864)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of September 30, 2019 and December 31, 2018 are as follows:

	As of September 30, 2019	As of December 31, 2018
Israel	4,848	4,799
United States (*)	8,388	8,385

	13,236	13,184

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 -   WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

Issuance date	Number of warrants outstanding as September 30, 2019	Exercise price	Exercisable through

October 2017	275,000	$2.00	October 2022

The warrants issued in connection with the October 2017 financing and which contain a full ratchet anti-dilution price protection (See note 7B).

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Nine Months Ended September 30		Three Months Ended September 30
	2019	2018	2019	2018
	Unaudited		Unaudited
Net loss available to stockholders of the company	(114)	(460)	(24)	(108)
Net loss attributable to stockholders of preferred shares	(17)	(69)	(4)	(16)

Net loss used in the calculation of basic loss per share	(97)	(391)	(20)	(92)

Net loss per share	(0.02)	(0.08)	(0.00)	(0.02)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461	5,153,461	5,153,461

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

In August 2016, immediately upon consummation of the Merger, the Company issued 68,321 shares of the Company’s common stock, as well as 453 shares of the Company’s newly designated Series A Convertible Preferred Stock convertible into 658,498 shares of common stock, to an investor for an aggregate purchase price of $481,000 (net of issuance expenses). These shares have anti-dilution protection for a period of twenty-four months. The anti-dilution protection was not triggered and the anti-dilution protection expired in August 2018. In addition, the investor had an option to purchase through August 2018 up to an additional 100% of its preferred A shares at 120% of the per-share purchase price paid in August 2016. This option was not exercised. This additional purchase option was recorded in equity.

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

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. These options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated. In addition, on March 15, 2018 the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. The options granted to the CEO on March 15, 2018 vested on the grant date and the options granted to the CFO will vest over a 48-month period beginning February 1, 2018. These options will expire on March 15, 2028. As a result, the Company recognized for the period ended September 30, 2019 compensation expenses in the amount of $12 included in General & Administrative Expenses.

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

A summary of the Company’s option activity and related information is found below.

	For the Nine months ended September 30, 2019
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	250,716	0.83	54,002
Granted	-	-	-
Exercised	-	-	-
Cancelled	109,188	1.30	-

Outstanding at end of period	141,528	0.47	15,102
Options exercisable at period end	112,361	0.19	15,102

	For the twelve months ended December 31, 2018
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	334,168	0.95
Granted	98,528	1.30
Exercised	-	-
Cancelled	181,980	1.30

Outstanding at end of period	250,716	0.83	54,002
Options exercisable at period end	212,174	0.74	54,002

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 -   STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on September 30, 2019 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of September 30, 2019, and December 31, 2018, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of September 30,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of September 30,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of September 30,	Stock options exercisable as of December 31,
	$2019	2018	2019	2018	2019	2018

0.01	91,528	91,528	6.90	7.64	91,528	91,528
1.30	-	60,660		8.61	-	60,660
1.30	50,000	98,528	8.46	9.21	20,833	59,986
0.83	141,528	250,716	7.42	8.46	112,361	212,174

NOTE 8 – RELATED PARTIES

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100,000 to two related parties. $20,000 and $30,000 of the funds were received by the Company on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Notes will be used by the Company for general working capital purposes.

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

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018 (dollars in thousands)

REVENUES.  We did not have any revenue-producing operations for the three months ended September 30, 2019 or for the three months ended September 30, 2018.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended September 30, 2019 or the three months ended September 30, 2018.

COST OF REVENUES. We had no cost of revenues for the three months ended September 30, 2019 or for the three months ended September 30, 2018 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended September 30, 2019 compared to $60 for the three months ended September 30, 2018. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due to the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended September 30, 2019 or for the three months ended September 30, 2018 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $22 in general and administrative expenses for the three months ended September 30, 2019 compared to $143 for the three months ended September 30, 2018, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due to us no longer having business operations.

FINANCIAL (EXPENSE) INCOME, NET. We incurred $2 in financial expense for the three months ended September 30, 2019 as compared to financial income of $95 for the three months ended September 30, 2018. This decrease in financial income is primarily due to the adoption of ASU 2017-11, which resulted in the re-classification of certain warrants from a liability to equity.

OTHER EXPENSES.  We incurred no capital losses in the three months ended September 30, 2019 or September 30, 2018.

NET LOSS. We incurred a net loss of $22 for the three months ended September 30, 2019 compared to incurring a net loss of $108 for the three months ended September 30, 2018. The decrease in net loss is primarily due to a decrease in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (dollars in thousands)

REVENUES.  We did not have any revenue-producing operations for the nine months ended September 30, 2019 or for the nine months ended September 30, 2018.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the nine months ended September 30, 2019 or the nine months ended September 30, 2018.

COST OF REVENUES. We had no cost of revenues for the nine months ended September 30, 2019 or for the nine months ended September 30, 2018 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the nine months ended September 30, 2019 compared to $189 for the nine months ended September 30, 2018. The research and development expenses consisted primarily of consulting services, patent expenses and option expenses. The decrease in research and development expenses is primarily due to the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the nine months ended September 30, 2019 or for the nine months ended September 30, 2018 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $112 in general and administrative expenses for the nine months ended September 30, 2019 compared to $526 for the nine months ended September 30, 2018, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due to us no longer having business operations.

FINANCIAL EXPENSE (INCOME), NET. We incurred $2 in financial expense for the nine months ended September 30, 2019 as compared to financial income of $255 for the nine months ended September 30, 2018. This decrease in financial income is primarily due to the adoption of ASU 2017-11, which resulted in the re-classification of certain warrants from a liability to equity.

OTHER EXPENSES.  We incurred no capital losses in the nine months ended September 30, 2019 or September 30, 2018.

NET LOSS. We incurred a net loss of $114 for the nine months ended September 30, 2019 compared to incurring a net loss of $460 for the nine months ended September 30, 2018. The decrease in net loss is primarily due to a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had an accumulated deficit of $2,190 and a negative working capital (current assets less current liabilities) of $23. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of September 30, 2019.

Since the closing of our merger with Artemis Therapeutics Inc., a Delaware corporation and Artemis Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary on August 23, 2016, we have financed our operations primarily through private placements of our securities. On October 23, 2017, we executed securities purchase agreements relating to a private placement offering of an aggregate of 300,000 shares of our common stock at a purchase price of $1.00 per share, and of 250 shares of our Series C Convertible Preferred Stock, at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of common stock. In addition, each investor received a warrant to purchase fifty percent of the number of shares of common stock effectively purchased in the offering. The closing of the offering took place on October 23, 2017.

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

As of September 30, 2019, we had accumulated liabilities of $256.

As of September 30, 2019, we had cash and cash equivalents of $3 and negative cash flows from operating activities of $104 for the period then ended. The negative cash flow from operating activities in the period ended September 30, 2019 is attributable mainly to the net loss of $114, share-based compensation expenses of $12, a decrease in accrued expenses and other payables of $5, and a decrease in other accounts receivable and prepaid expenses of $3.

We had positive cash flows of $100 from financing activities in the nine-month period ended September 30, 2019. The positive cash flow from financing activities in the period ended September 30, 2019 is due to proceeds of $100 from related parties.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100 to two related parties. $20 and $30 of the funds were received by the Company on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Notes will be used by the Company for general working capital purposes.

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.               CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: November 14, 2019	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)