Form 10-K
period 2019-12-31
Artemis Therapeutics, Inc.
filed 2020-03-30
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

COMMISSION FILE NUMBER: 0-24431

ARTEMIS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

18 EAST 16TH STREET, SUITE 307, NEW YORK, NY	10003
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (646) 233-1454

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATMS	OTCQB

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

Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $901,856.

As of March 30, 2020, the Registrant had outstanding 5,153,461 shares of Common Stock, par value $0.01 per share.

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

Employees

As of December 31, 2019, the Company had no full-time employees and one part-time consultant.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We had accumulated liabilities of $260,000 at December 31, 2019. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND FINANCIAL RESULTS. WE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2019

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities. Management’s report as of the end of fiscal year 2019 concluded that our internal control over financial reporting were not effective.

As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2019. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate these material weaknesses in our internal controls, or after having remediated such material weaknesses, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or stockholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from stockholders and others with whom we do business.

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

As of March 27, 2020, there were 85 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the year ended December 31, 2019 and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the year ended December 31, 2019. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2019. The utilization of these benefits depends on our ability to generate taxable income in the future. Because of the uncertainty of our generating taxable income, we have recorded a full valuation allowance with respect to these deferred assets.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2018 (dollars in thousands)

REVENUES. The Company did not have revenue-producing operations for the fiscal year ended December 31, 2019, or the fiscal year ended December 31, 2018.

COST OF REVENUES.  The Company has no cost of revenues for the fiscal year ended December 31, 2019, or the fiscal year ended December 31, 2018, due to the fact that the Company has no business operations.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the fiscal year ended December 31, 2019, or the fiscal year ended December 31, 2018.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the fiscal year ended December 31, 2019 as compared to $246 for the fiscal year ended December 31, 2018. Our research and development expenses for the year ended December 31, 2018 consisted primarily of consulting services, patent expenses and option expenses. We do not capitalize research and development expenses, as all such expenses were charged to operating expenses as incurred.  The decrease in research and development expenses is primarily due to the termination of the License Agreement resulting in the Company no longer having business operations.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $0 for the fiscal year ended December 31, 2019, and $0 for the fiscal year ended December 31, 2018, due to the Company being in its developmental stage.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.

General and administrative expenses for the fiscal year ended December 31, 2019, decreased by 68% to $168 from $526 for the fiscal year ended December 31, 2018. The decrease is attributable mainly to the decrease in management personnel and a decrease in legal expenses.

FINANCIALEXPENSE (INCOME), NET. We recognized financial expense, net of $6 in 2019, compared to financial income, net of $259 for the fiscal year ended December 31, 2018.  This decrease in financial income is primarily due to the adoption of ASU 2017-11, which resulted in the re-classification of certain warrants from a liability to equity.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets. We incurred no capital losses in the fiscal year ended December 31, 2019, or the fiscal year ended December 31, 2018.

NET LOSS. We incurred a net loss of $121 in the fiscal year ended December 31, 2019, as compared to a net loss of $513 for the fiscal year ended December 31, 2018.  These net losses were primarily related to our operational and financial expenses. The decrease in research and net loss during 2019 is mainly due to the fact that the Company has no business operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of December 31, 2019, and as of December 31, 2018, we had an accumulated deficit of $2,197 and $1,920, respectively, and a negative working capital (current assets less current liabilities) of $135 in 2019 as compared to a negative working capital of $297 in 2018. Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of December 31, 2019, or December 31, 2018.

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

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100,000. In that regard, one Note, with a principal aggregate balance of $50,000, was issued to KNRY Ltd., an entity related to Nadav Kidron, the natural person with voting and dispositive power over the securities held by Tonak Ltd., the Company’s largest shareholder. $20,000 of the funds relating to KNRY Ltd.’s Note were received by the Company on March 22, 2019. The balance of the funds relating to KNRY Ltd.’s Note was received by the Company on April 4, 2019. In addition, one Note, with an aggregate principal balance of $50,000, was issued to Cutter Mill Capital LLC, an existing shareholder of the Company. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Notes were used by the Company for general working capital purposes.

 As of December 31, 2019 and December 31, 2018, we had accumulated liabilities of $260 and $324, respectively.

As of December 31, 2019 and December 31, 2018, we had cash and cash equivalents of $2 and $7 respectively, and negative cash flow from operating activities of $108 and $518, respectively, for the year and period then ended. The negative cash flow from operating activities in the year ended December 31, 2019 is attributable mainly to a net loss of $121, share-based compensation expenses of $17, and a decrease in accrued expenses of $4.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

No change in our internal control over financial reporting occurred during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Our Chief Financial Officer has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.

Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 30, 2020.

NAME	AGE	POSITION
EXECUTIVE OFFICERS
Chanan Morris	54	Chief Financial Officer
Dana Wolf	62	Chief Scientific Officer
Israel Alfassi	51	Director, Chief Executive Officer of Artemis Pharma, Inc.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal period ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

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
ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended December 31, 2019, and 2018. We do not currently have any other executive officers.

Summary Compensation Table
(dollars in thousands)

Name and Principal Position	Year	Salary		Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Chanan Morris	2019	42	(1)	-	-	-	-	42
Chief Financial Officer	2018	42	(1)	-	-	-	-	42

Brian Culley	2019	-	(2)	-	-	-	-	96
Chief Executive Officer	2018	96		-	-	-	-	63

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of March 30, 2020 regarding beneficial ownership of our common stock by: (i) each person known to us who beneficially owns more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

As of March 30, 2020, we had 5,153,461 shares of common stock outstanding.

Shareholder (1)	Beneficial Ownership		Percent of Class (2)
Israel Alfassi	253,460		5%
Chanan Morris	23,958		* %
Dana Wolf	126,730	(3)	2%
Officers and Directors as a group (3 persons)	404,148		7%
Other 5% Holders
Tonak Ltd.	2,833,054	(4)	55%
Zavit Holdings Ltd.	385,461	(5)	7%

* less than 1%

(1)	The address for all stockholders listed above is 18 East 16th Street, Suite 307, New York, NY.
(2)	Based upon 5,153,461 shares of common stock issued and outstanding as of March 30, 2020.
(3)	Represents shares underlying stock options issued to Dr. Wolf effective as of August 23, 2016.

(4)	Consists of 2,833,054 shares of common stock beneficially owned by Tonak Ltd. Mr. Nadav Kidron is the natural person with voting and dispositive power over our securities held by Tonak Ltd.

(5)
Consists of 385,461 shares of common stock beneficially owned by Zavit Holdings, Ltd. Mr. Amiad Solomon is the natural person with voting and dispositive power over our securities held by Zavit Holdings, Ltd.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2019. Our stockholder approved equity compensation plan consists of: (i) the Company’s 2002 Employee, Director and Consultant Option Plan, or the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

On May 15, 2019, the Company issued the Notes in the aggregate principal amount of $100,000. In that regard, one Note, with a principal aggregate balance of $50,000, was issued to KNRY Ltd., an entity related to Nadav Kidron, the natural person with voting and dispositive power over the securities held by Tonak Ltd., the Company’s largest shareholder. $20,000 of the funds relating to KNRY Ltd.’s Note were received by the Company on March 22, 2019. The balance of the funds relating to KNRY Ltd.’s Note was received by the Company on April 4, 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Notes will be used by the Company for general working capital purposes.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAZ, for the audit of our annual financial statements for the years ended December 31, 2019 and December 31, 2018 and fees billed for other services rendered by BAZ during the same periods.

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2019	DECEMBER 31, 2018

Audit fees (1)	$26	$28
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$26	$28

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

3.2	By-Laws, as amended (previously filed as Exhibit 5 to our Current Report on Form 8-K on July 22, 2003; and Exhibit 3.1 to our Current Report on Form 8-K filed on April 4, 2008).

3.3	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on October 25, 2017).

3.4	Certificate of Designation of Series B Convertible Preferred Stock (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 29, 2016).

4.1	Form of Warrant (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on October 25, 2017).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4*	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).

10.5	Agreement and Plan of Merger, dated August 2, 2016 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 3, 2016).

10.6	Form of Unsecured Promissory Note (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 19, 2019).

31.1	Rule 13-14(a) Certification of Principal Executive Officer and Principal Financial Officer. **

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.***

101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

ITEM 16.       10-K SUMMARY.

None.

Artemis Therapeutics Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Artemis Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artemis Therapeutics Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company's will continue as a going concern. As discussed in Note 1 to the financial statements the Company's lack of business activity and substantial operating losses raise substantial doubt about the company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
A Firm in the Deloitte Global Network

Tel Aviv
Israel

March 30, 2020

We have served as the Company's auditor since 2016.

Artemis Therapeutics Inc.
Consolidated Balance Sheet
(USD in thousands, except share data)

		As of December 31,	As of December 31,
	Note	2019	2018

ASSETS

Current assets
Cash and cash equivalents		2	7
Other accounts receivable and prepaid expenses		20	20
Total current assets		22	27

TOTAL ASSETS		22	27

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		157	161
Derivative warrant liabilities	7B	-	163
Total current liabilities		157	324

Long term Liabilities
Related Parties	8	103

Total Liabilities		260	324

Shareholders' equity
Preferred A stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of December 31, 2019 and 2018 Preferred C stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of December 31, 2019 and 2018 Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,153,461 as of December 31, 2019 and 2018		52	52
Additional paid in capital	7	1,907	1,571
Accumulated deficit		(2,197)	(1,920)
Total shareholders' equity		(238)	(297)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		22	27

(*) Represents an amount lower than $1 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statement of Operation
(USD in thousands, except per share data)

	Year Ended December 31, 2019	Year Ended December 31, 2018

Research and development expenses	-	246

General and administrative	168	526

Operating loss	168	772

Finance (Expense) income	(6)	259
Income Tax Benefit	53	-

Net loss	121	513

Loss per share:
Basic and diluted net loss per share	(0.02)	(0.08)
Weighted average number of common stocks used in calculation of net loss per Common share (*):
Basic and diluted	5,153,461	5,153,461

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statements of changes of shareholder's equity (deficiency)
(USD in thousands, except share data)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital		Total
	Number of Shares	USD	Number	Amount		Number	Amount			Accumulated (deficiency)	shareholders' Equity
Balance as of December 31, 2017	5,153,461 ,461	52	453	(*	)	250	(*	)	1,457	(1,407)	102

Share based compensation									114		114

Net loss										(513)	(513)

Balance as of December 31, 2018	5,153,461	52	453	(*	)	250	(*	)	1,571	(1,920)	(297)

Adoption of new accounting Standard (see Note 2J)									319	(156)	163

Share based compensation									17		17

Net loss										(121)	(121)

Balance as of December 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,907	(2197)	(238)

(*)    Represents an amount lower than 1 USD

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
consolidated statement of cash flows
(USD in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018

Net cash used in operating activities
Net Loss	(121)	(513)

Share based compensation expenses	17	114
Decrease in other accounts receivable and prepaid expenses	-	38
Increase (decrease) in accrued expenses and other payables	(4)	108
Change in the fair value of derivative warrant liability	-	(265)

Net cash used in operating activities	(108)	(518)

Cash flows from financing activities
Related party loan	103	-
	-	-
		-
Cash flows from financing activities	103	-

Decrease in cash and cash equivalents	(5)	(518)
Cash and cash equivalents at the beginning of the period	7	525

Cash and cash equivalents at the end of the period	2	7

(*) Represents an amount lower than 1 USD

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

Basic loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of common stock outstanding plus the number of additional common stock that would have been outstanding if all potentially dilutive Ordinary Shares had been issued, using the treasury stock method, in accordance with ASC 260-10 "Earnings per Share". Potentially dilutive shares of common stock were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

In July 2017, the FASB issued ASU 2017-11, which includes Part I “Accounting for Certain Financial Instruments with Down Round Features” and Part II “Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests With a Scope Exception”. The ASU makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. This standard is effective beginning in the first quarter of 2019. The Company had derivative warranty liabilities as discussed in Note 7B which, due to the adoption of this new standard, have been re-classified as equity. The following table provides a reconciliation of the derivative warrant liabilities, additional paid-in capital and accumulated deficit on the consolidated balance sheet as of January 1, 2019:

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

NOTE 3 -    COMMITMENTS AND CONTINGENCIES

Agreement with Hadasit and RDC

On May 31, 2016, Artemis entered into the License Agreement with Hadasit and RDC, pursuant to which Artemis acquired a worldwide, royalty-bearing license based on net sales to make any and all use of certain patents and know-how owned by Hadasit and RDC relating to Artemisone. Artemis primarily relied on the License Agreement with respect to the development of Artemisone, its lead product candidate. As part of the License Agreement, Artemis agreed to certain development and investment milestones. Additionally, Artemis agreed to certain investment milestones, including the requirement to obtain financing of not less than $700 within seven months of the closing of the Merger on August 23, 2016 (such time, the “Effective Time”), $1 million within 12 months of the Effective Time and $2 million within 24 months of the Effective Time.  In the event that Artemis failed to meet development or investment milestones as set forth in the License Agreement, Hadasit had the right to terminate the License Agreement.

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

The Company received a tax refund in the amount of $53 in respect of prior years.

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

	As of December 31, 2019	As of December 31, 2018

Deferred tax assets:
Deferred taxes due to carryforward losses	2,879	2,864

Valuation allowance	(2,879)	(2,864)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of December 31, 2019 and 2018 are as follows:

	As of December 31, 2019	As of December 31, 2018
Israel	4,887	4,799
United States (*)	8,358	8,385

	13,245	13,184

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

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 5 –   WARRANTS ISSUED TO INVESTORS

In October 2017 the Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

ISSUANCE DATE	NUMBER OF WARRANTS	EXERCISE PRICE	EXERCISABLE THROUGH

October 2017	275,000	$2.00	October 2022

The warrants contain a full ratchet anti-dilution price protection (See note 7B)

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net loss attributable to shareholders of the company	121	513
Net loss attributable to shareholders of preferred shares	18	77

Net loss used in the calculation of basic loss per share	103	436

Net loss per share	(0.02)	(0.08)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461

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

As such anti-dilution price protection did not meet the specific conditions for equity classification as of the date of issuance of the warrants, the Company classified the fair value of these warrants as a liability, with changes in fair value to be recorded as income (loss) due to change in fair value of warrant liability. The estimated fair value of such derivative warrant liability at issuance date, was approximately $319. As further described in Note 2J, upon adoption of ASU 2017-11, such warrants were retrospectively classified as equity.

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

On August 1, 2017, the Company granted 242,640 stock options to the Company’s CEO. These options are subject to a 48 month vesting period whereby 5,055 options were vested on September 1, 2017 and 5,055 options become vested on the first day of each following month assuming the employment agreement has not been terminated. In addition, on March 15, 2018 the Company granted 48,528 stock options to the Company’s CEO and 50,000 stock options to the Company’s CFO.  Each stock option is exercisable into a share of the Company’s common stock. The options granted to the CEO on March 15, 2018 vested on the grant date and the options granted to the CFO will vest over a 48-month period beginning February 1, 2018. These options will expire on March 15, 2028. As a result, the Company recognized for the period ended December 31, 2019 compensation expenses in the amount of $17 included in general and administrative expenses.

On August 10, 2018, Brian Culley, the Company’s former Chief Executive Officer, resigned from his position as Chief Executive Officer of the Company, effective 60 days after such notice as provided in his employment agreement. Upon termination of the CEO’s employment agreement any of the then unvested options, which were granted on August 1, 2017, expire immediately. All vested options could have been exercised for a period of 90 days from the termination of the agreement. The former CEO did not exercise any vested options prior to their expiration.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7 -    STOCK CAPITAL (Cont.)

A summary of the Company's option activity and related information is as follows:

	For the Twelve months ended December 31, 2019
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	250,716	0.83	54,002
Granted	-	-	-
Exercised	-	-	-
Cancelled	109,188	1.30	-

Outstanding at end of period	141,528	0.47	3,844
Options exercisable at period end	115,486	0.28	3,844

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on December 31, 2019, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2019 and 2018, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	$2 0 1 9	2 0 1 8	2 0 1 9	2 0 1 8	2 0 1 9	2 0 1 8
0.01	91,528	91,528	6.65	7.64	91,528	91,528
1.30	-	60,660	-	8.61	-	60,660
1.30	50,000	98,528	8.21	9.21	23,958	59,986
	141,528	250,716	7.17	8.46	115,486	212,174

(*) Less than 1

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 8 –   RELATED PARTIES

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100,000 to two related parties. $20,000 and $30,000 of the funds were received by the Company on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Notes were used by the Company for general working capital purposes.

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

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE

/s/ Chanan Morris	Chief Financial Officer	March 30, 2020
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Chanan Morris	Chief Financial Officer	March 30, 2020
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Israel Alfassi	Director	March 30, 2020
By: Israel Alfassi