Form 10-Q
period 2020-03-31
Artemis Therapeutics, Inc.
filed 2020-05-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☒   No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of May 14, 2020.

ARTEMIS THERAPEUTICS, INC.

PART I.              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of March 31,		As of December 31,
	Note	2020 (Unaudited)		2019 (Audited)

ASSETS

Current assets
Cash and cash equivalents		2		2
Other accounts receivable and prepaid expenses		11		20
Total current assets		13		22

TOTAL ASSETS		13		22

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		163		157
Total current liabilities		163		157

Long term liabilities
Related Parties	8	105		103

Total Liabilities		268		260

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of March 31, 2020 and December 31, 2019		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of March 31, 2020 and December 31, 2019		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,461 as of March 31, 2020 and December 31, 2019		52		52
Additional paid in capital	7	1,911		1,907
Accumulated deficit		(2,218)		(2,197)
Total stockholders' equity		(255)		(238)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		13		22

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive (Loss)
(USD in thousands, except share data)

		Three Months Ended March 31,
		2020	2019
	Note	(Unaudited)

Research and development expenses		-	-

General and administrative expenses		19	20

Operating loss		19	20
Finance expense		2	1
Net loss		21	21

Net loss per share, basic and diluted	6	0.003	0.003

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted		5,153,461	5,153,461

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,907	(2,197)	(238)

Share based compensation	-	-	-	-		-	-		4	-	4

Net loss	-	-	-	-		-	-		-	(21)	(21)

Balance as of March 31 2020	5,153,461	52	453	(*	)	250	(*	)	1,911	(2,218)	(255)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2018	5,153,461	52	453	(*	)	250	(*	)	1,571	(1,920)	(297)

Adoption of new accounting Standards	-	-	-	-		-	-		319	(156)	163

Share based compensation	-	-	-	-		-	-		4	-	4

Net loss	-	-	-	-		-	-		-	(21)	(21)

Balance as of March 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,894	(2,097)	(151)

(*)    Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities
Net (loss)	(21)	(21)

Share based compensation expenses	4	4
Decrease in other accounts receivable and prepaid expenses	9	4
Increase (decrease) in accrued expenses and other payables	6	8
Net cash used in operating activities	(2)	(5)

Cash flows from financing activities
Related party loan	2	20

Increase (decrease) in cash and cash equivalents	0	15
Cash and cash equivalents at the beginning of the period	2	7

Cash and cash equivalents at the end of the period	2	22

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

The Merger between the Predecessor Company and Artemis was accounted for as a reverse recapitalization. As the stockholders of Artemis received the largest ownership interest in the Predecessor Company, Artemis was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Predecessor Company were replaced with the historical financial statements of Artemis. Following the Merger, the Predecessor Company and its subsidiary, Artemis, are collectively referred to as the "Company."

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

Additionally, as discussed above, on January 10, 2019, Artemis received a notice regarding the immediate termination of the License Agreement.

Since the termination of the license agreement, Artemis no longer has any operating businessand is classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

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

Basic loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share.” Potentially dilutive shares of common stock were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13, and subsequent related amendments to ASU 2016-13, replace the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. The Company adopted this ASU, effective January 1, 2020, using the modified retrospective approach, and the effect on the Company's consolidated condensed financial statements and related disclosures was not material.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurements (Topic 820)." This ASU modifies the disclosures on fair value measurements by removing the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The Company adopted this ASU effective January 1, 2020, and the effect on the Company's disclosures in its consolidated condensed financial statements was not material

In December 2019, the FASB issued ASU No. ASU 2019-12, "Simplifying the Accounting for Income Taxes". This ASU amends Accounting Standards Codification ("ASC") 740 by removing certain exceptions to the general principles, clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is evaluating the standard to determine the impact on the consolidated condensed financial statements.

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

	As of March 31, 2020	As of December 31, 2019

Deferred tax assets:
Deferred taxes due to carryforward losses	2,883	2,879

Valuation allowance	(2,883)	(2,879)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of March 31, 2020 and December 31, 2019 are as follows:

	As of March 31, 2020	As of December 31, 2019
Israel	4,887	4,887
United States (*)	8,378	8,358

	13,265	13,245

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

Issuance date	Number of warrants outstanding as March 31, 2020	Exercise price	Exercisable through

October 2017	275,000	$2.00	October 2022

The warrants contain a full ratchet anti-dilution price protection (See note 7B).

NOTE 6 -   Computation of Net Loss per Share

Basic loss per share is computed by dividing the net loss, as adjusted, to include the dividend participation rights of prefcr, erred shares outstanding during the relevant fiscal year, by the weighted average number of shares of common stock outstanding during the relevant fiscal year. Diluted loss per share is computed by dividing the net loss, as adjusted, to include the dividend participation rights of preferred shares outstanding during the relevant fiscal year as well as of preferred shares that would have been outstanding if all potentially dilutive preferred shares had been issued, by the weighted average number of shares of common stock outstanding during the relevant fiscal year, plus the number of shares of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”.

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31
	2020	2019
	Unaudited
Net loss available to stockholders of the company	(21)	(21)
Net loss attributable to stockholders of preferred shares	(3)	(3)

Net loss used in the calculation of basic loss per share	(18)	(18)

Net loss per share	(0.003)	(0.003)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461

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

C.	Options issued to employees and consultants

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

A summary of the Company's option activity and related information is found below.

	For the Three months ended March 31, 2020
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	141,528	0.47	3,844
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	141,528	0.47	3,844
Options exercisable at period end	118,611	0.30	3,844

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on March 31, 2020 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of March 31, 2020, and December 31, 2019, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of March 31,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of March 31,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of March 31,	Stock options exercisable as of December 31,
	$2020	2019	2020	2019	2020	2019

0.01	91,528	91,528	6.40	6.65	91,528	91,528
1.30	50,000	50,000	7.96	8.21	27,083	23,958
0.83	141,528	141,528	6.92	7.17	118,611	115,486

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

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019 (dollars in thousands)

REVENUES.  We did not have any revenue-producing operations for the three months ended March 31, 2020 or for the three months ended March 31, 2019.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended March 31, 2020 or the three months ended March 31, 2019.

COST OF REVENUES. We had no cost of revenues for the three months ended March 31, 2020 or for the three months ended March 31, 2019 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended March 31, 2020 or for the three months ended March 31, 2019 due to the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended March 31, 2020 or for the three months ended March 31, 2019 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $19 in general and administrative expenses for the three months ended March 31, 2020 compared to $20 for the three months ended March 31, 2019, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses.

FINANCIAL (EXPENSE) INCOME, NET. We incurred $2 in financial expense for the three months ended March 31, 2020 as compared to $1 in financial expense for the three months ended March 31, 2019.

OTHER EXPENSES.  We incurred no capital losses in the three months ended March 31, 2020 or March 31, 2019.

NET LOSS. We incurred a net loss of $21 for the three months ended March 31, 2020 and for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had an accumulated deficit of $2,218 and a negative working capital (current assets less current liabilities) of $150. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of March 31, 2020.

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

As of March 31, 2020, we had accumulated liabilities of $268.

As of March 31, 2020, we had cash and cash equivalents of $2 and negative cash flows from operating activities of $2 for the period then ended. The negative cash flow from operating activities in the period ended March 31, 2020 is attributable mainly to the net loss of $21, share-based compensation expenses of $4 and a decrease in other accounts receivable and prepaid expenses of $9 and an increase in accrued expenses and other payables of $6.

We had positive cash flows of $2 from financing activities in the three-month period ended March 31, 2020. The positive cash flow from financing activities in the period ended March 31, 2020 is due to interest due on a related party loan.

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

 OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.               CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We intend to remediate the material weakness in internal controls identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our Chief Financial Officer as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience.

PART II.              OTHER INFORMATION

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in the 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the 2019 Annual Report. The risks described in the 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in the 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in the 2019 Annual Report and below before deciding whether to invest in our securities.

The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States, Israel and many European countries in which we operate. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. At this time, the pandemic has caused states of emergency to be declared in various countries, travel restrictions imposed globally, quarantines established in certain jurisdictions and various institutions and companies being closed. We are actively monitoring the pandemic and we are taking any necessary measures to respond to the situation in cooperation with the various stakeholders.

Due to the uncertainty surrounding the COVID-19 pandemic, we will continue to assess the situation, including government-imposed restrictions, market by market.  It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by us in response to such spread, could have on our business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect our business, results of operations and financial condition.  The extent to which the COVID-19 outbreak continues to impact our financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

ITEM 6.               EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: May 14, 2020	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)