Form 10-Q
period 2020-06-30
Artemis Therapeutics, Inc.
filed 2020-08-12
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☒   No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of August 11, 2020.

ARTEMIS THERAPEUTICS, INC.

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of June 30,		As of December 31,
	Note	2020 (Unaudited)		2019 (Audited)

ASSETS

Current assets
Cash and cash equivalents		3		2
Other accounts receivable and prepaid expenses		60		20
Total current assets		63		22

TOTAL ASSETS		63		22

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		214		157
Total current liabilities		214		157

Long term liabilities
Related Parties	8	106		103

Total Liabilities		320		260

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of June 30, 2020 and December 31, 2019		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of June 30, 2020 and December 31, 2019		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,461 as of June 30, 2020 and December 31, 2019		52		52
Additional paid in capital	7	1,915		1,907
Accumulated deficit		(2,224)		(2,197)
Total stockholders' equity		(257)		(238)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		63		22

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive (Loss)
(USD in thousands, except share data)

		Six Months Ended June 30,		Three Months Ended June 30,
		2020	2019	2020	2019
	Note	(Unaudited)		(Unaudited)

General and administrative		76	90	57	70

Operating loss		76	90	57	70
Finance expense (income)		4	-	2	(1)
Income tax benefit		(53)	-	(53)	-
Net loss		27	90	6	69

Net loss per share, basic and diluted	6	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted		5,153,461	5,153,461	5,153,461	5,153,461

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,907	(2,197)	(238)

Share based compensation	-	-	-	-		-	-		8		8

Net loss	-	-	-	-		-	-		-	(27)	(27)

Balance as of June 30, 2020	5,153,461	52	453	(*	)	250	(*	)	1,911	(2,224)	(257)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of March 31, 2020	5,153,461	52	453	(*	)	250	(*	)	1,911	(2,218)	(255)

Share based compensation									4		4

Net loss										(6)	(6)

Balance as of June 30, 2020	5,153,461	52	453	(*	)	250	(*	)	1,915	(2,224)	(257)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2018	5,153,461	52	453	(*	)	250	(*	)	1,571	(1,920)	(297)

Adoption of new accounting Standards	-	-	-	-		-	-		319	(156)	163

Share based compensation	-	-	-	-		-	-		8	-	8

Net loss	-	-	-	-		-	-		-	(90)	(90)

Balance as of June 30, 2019	5,153,461	52	453	(*	)	250	(*	)	1,898	(2,166)	(216)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of March 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,894	(2,097)	(151)

Share based compensation	-	-	-	-		-	-		4	-	4

Net loss	-	-	-	-		-	-		-	(69)	(69)

Balance as of June 30, 2019	5,153,461	52	453	(*	)	250	(*	)	1,898	(2,166)	(216)

(*)    Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities
Net (loss)	(27)	(90)

Share based compensation expenses	8	8
Decrease (increase) in other accounts receivable and prepaid expenses	(40)	(11)
Increase (decrease) in accrued expenses and other payables	57	(7)
Net cash used in operating activities	(2)	(100)

Cash flows from financing activities
Related party loan	3	100

Increase (decrease) in cash and cash equivalents	1	-
Cash and cash equivalents at the beginning of the period	2	7

Cash and cash equivalents at the end of the period	3	7

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

Basic loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all potentially dilutive common stock had been issued, using the treasury stock method, in accordance with Accounting Standards Codification (“ASC”) 260-10 “Earnings per Share.” Potentially dilutive shares of common stock were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

	As of June 30, 2020	As of December 31, 2019

Deferred tax assets:
Deferred taxes due to carryforward losses	2,886	2,879

Valuation allowance	(2,886)	(2,879)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of June 30, 2020 and December 31, 2019 are as follows:

	As of June 30, 2020	As of December 31, 2019
Israel	4,935	4,887
United States (*)	8,336	8,358

	13,271	13,245

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

D.	Income tax benefit

On July 23, 2020, the company received a tax refund in the amount of $53 with respect to prior tax years. The income tax benefit has been recorded in the current period.

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

Issuance date	Number of warrants outstanding as June 30, 2020	Exercise price	Exercisable through

October 2017	275,000	$2.00	October 2022

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2020	2019	2020	2019
	Unaudited		Unaudited
Net loss available to stockholders of the company	(27)	(90)	(6)	(69)
Net loss attributable to stockholders of preferred shares	(4)	(13)	(1)	(10)

Net loss used in the calculation of basic loss per share	(23)	(77)	(5)	(59)

Net loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461	5,153,461	5,153,461

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

A summary of the Company's option activity and related information is found below.

	For the Six months ended June 30, 2020
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	141,528	0.47	21,051
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	141,528	0.47	21,051
Options exercisable at period end	121,736	0.33	21,051

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7   - STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on June 30, 2020 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of June 30, 2020, and December 31, 2019, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of June 30,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of June 30,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of June 30,	Stock options exercisable as of December 31,
	$2020	2019	2020	2019	2020	2019

0.01	91,528	91,528	6.15	6.65	91,528	91,528
1.30	50,000	50,000	7.71	8.21	30,208	23,958
0.83	141,528	141,528	6.92	7.17	121,736	115,486

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

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED June 30, 2019 (dollars in thousands)

REVENUES.  We did not have any revenue-producing operations for the three months ended June 30, 2020 or for the three months ended June 30, 2019.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended June 30, 2020 or the three months ended June 30, 2019.

COST OF REVENUES. We had no cost of revenues for the three months ended June 30, 2020 or for the three months ended June 30, 2019 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended June 30, 2020 or for the three months ended June 30, 2019 due to the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended June 30, 2020 or for the three months ended June 30, 2019 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $57 in general and administrative expenses for the three months ended June 30, 2020 compared to $70 for the three months ended June 30, 2019, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due to us no longer having business operations.

FINANCIAL (EXPENSE) INCOME, NET. We incurred $2 in financial expense for the three months ended June 30, 2020 as compared to $1 in financial income for the three months ended June 30, 2019. The reason for this change is primarily due to interest expense on $1 on a related party loan.

OTHER EXPENSES.  We incurred no capital losses in the three months ended June 30, 2020 or June 30, 2019.

NET LOSS. We incurred a net loss of $6 for the three months ended June 30, 2020 and $69 for the three months ended June 30, 2019. The decrease in net loss is primarily due to a decrease in operating expenses and an income tax benefit with respect to previous tax years in the amount of $53.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019 (dollars in thousands)

REVENUES.  We did not have any revenue-producing operations for the six months ended June 30, 2020 or for the six months ended June 30, 2019.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the six months ended June 30, 2020 or the six months ended June 30, 2019.

COST OF REVENUES. We had no cost of revenues for the six months ended June 30, 2020 or for the six months ended June 30, 2019 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the six months ended June 30, 2020 or for the six months ended June 30, 2019 due to the termination of the License Agreement resulting in the Company no longer having business operations. We did not capitalize research and development expenses as all such expenses were charged to operating expenses as incurred.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the six months ended June 30,  2020 or for the six months ended June 30, 2019 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $76 in general and administrative expenses for the six months ended June 30, 2020 compared to $90 for the six months ended June 30, 2019, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due to us no longer having business operations.

FINANCIAL EXPENSE (INCOME), NET. We incurred $4 in financial expense for the six months ended June 30, 2020 as compared to financial income of $0 for the six months ended June 30, 2019. The reason for this change is primarily due to interest expense of $3 on a related party loan and a bank expense of $1.

OTHER EXPENSES.  We incurred no capital losses in the six months ended June 30, 2020 or June 30, 2019.

NET LOSS. We incurred a net loss of $27 for the six months ended June 30, 2020 compared to incurring a net loss of $90 for the six months ended June 30, 2019. The decrease in net loss is primarily due to a decrease in operating expenses and an income tax benefit with respect to previous tax years in the amount of $53.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had an accumulated deficit of $2,224 and a negative working capital (current assets less current liabilities) of $151. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of June 30, 2020.

Since the closing of our merger with Artemis Therapeutics Inc., a Delaware corporation and Artemis Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary on August 23, 2016, we have financed our operations primarily through private placements of our securities. On October 23, 2017, we executed securities purchase agreements relating to a private placement offering of an aggregate of 300,000 shares of our common stock at a purchase price of $1.00 per share, and of 250 shares of our Series C Convertible Preferred Stock, at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of common stock. In addition, each investor received a warrant to purchase fifty percent of the number of shares of common stock effectively purchased in the offering. The closing of the offering took place on October 23, 2017. On May 15, 2019, weissued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100 to two related parties. $20 and $30 of the funds were received by us on March 22, 2019, and April 4, 2019, respectively. The balance of the funds were received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Note were used by us for general working capital purposes.

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

As of June 30, 2020, we had accumulated liabilities of $320.

As of June 30, 2020, we had cash and cash equivalents of $3 and negative cash flows from operating activities of $2 for the period then ended. The negative cash flow from operating activities in the period ended June 30, 2020 is attributable mainly to the net loss of $27, share-based compensation expenses of $8 and an increase in other accounts receivable and prepaid expenses of $40 and an increase in accrued expenses and other payables of $57.

We had positive cash flows of $3 from financing activities in the six-month period ended June 30, 2020. The positive cash flow from financing activities in the period ended June 30, 2020 is due to interest due on a related party loan.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.               CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

ARTEMIS THERAPEUTICS, INC.

Dated: August 12, 2020	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)