Form 10-K
period 2020-12-31
Artemis Therapeutics, Inc.
filed 2021-03-30
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

COMMISSION FILE NUMBER: 0-24431

ARTEMIS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

18 EAST 16TH STREET, SUITE 307 NEW YORK, NY	10003
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (646) 233-1454

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATMS	OTCQB

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

Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $1,236,831.

As of March 23, 2021, the Registrant had outstanding 5,153,461 shares of Common Stock, par value $0.01 per share.

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

Employees

As of December 31, 2020, the Company had no full-time employees and one part-time consultant.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We had accumulated liabilities of $356,000 at December 31, 2020. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue as a going concern, its stockholders may lose their entire investment.

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND FINANCIAL RESULTS. WE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2020

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities. Management’s report as of the end of fiscal year 2020 concluded that our internal control over financial reporting were not effective.

As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2020. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate these material weaknesses in our internal controls, or after having remediated such material weaknesses, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or stockholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from stockholders and others with whom we do business.

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

As of March 23, 2021, there were 85 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the year ended December 31, 2020 and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the year ended December 31, 2020. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2018. We did record an income tax benefit of $53 for the year ended December 31, 2019 and an income tax benefit of $53 for the year ended December 31, 2020.

CRITICAL ACCOUNTING POLICIES

There are no critical accounting policies for the years ended December 31, 2020 and 2019.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2019 (dollars in thousands)

REVENUES. The Company did not have revenue-producing operations for the fiscal year ended December 31, 2020, or the fiscal year ended December 31, 2019.

COST OF REVENUES.  The Company had no cost of revenues for the fiscal year ended December 31, 2020, or the fiscal year ended December 31, 2019, due to the fact that the Company has no business operations.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the fiscal year ended December 31, 2020, or the fiscal year ended December 31, 2019.

RESEARCH AND DEVELOPMENT EXPENSES. We did not incur any research and development expenses for the fiscal year ended December 31, 2020, or for the fiscal year ended December 31, 2019, due to the termination of the License Agreement resulting in the Company no longer having business operations.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $0 for the fiscal year ended December 31, 2020, and $0 for the fiscal year ended December 31, 2019, due to the Company being in its developmental stage and having no substantive operations.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.

General and administrative expenses for the fiscal year ended December 31, 2020, decreased by 1% to $167 from $168 for the fiscal year ended December 31, 2019. The decrease is attributable mainly to the decrease in administrative expenses.

FINANCIALEXPENSE, NET. We recognized financial income of $7 for the fiscal year ended December 31, 2020, compared to financial expense, net of $6 for the fiscal year ended December 31, 2019.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets. We incurred no capital losses in the fiscal year ended December 31, 2020, or the fiscal year ended December 31, 2019.

NET LOSS. We incurred a net loss of $121 in the fiscal year ended December 31, 2020 and for the fiscal year ended December 31, 2019.  These net losses were primarily related to our operational and financial expenses. The loss for the fiscal year ended December 31, 2020 is mainly due to the fact that the Company has no business operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of December 31, 2020, and as of December 31, 2019, we had an accumulated deficit of $2,318 and $2,197, respectively, and a negative working capital (current assets less current liabilities) of $345 in 2020 as compared to a negative working capital of $135 in 2019. Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of December 31, 2020, or December 31, 2019.

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

 As of December 31, 2020 and December 31, 2019, we had accumulated liabilities of $356 and $260, respectively.

As of December 31, 2020 and December 31, 2019, we had cash and cash equivalents of $1 and $2 respectively, and negative cash flow from operating activities of $1 and $108, respectively, for the years and periods then ended. The negative cash flow from operating activities in the year ended December 31, 2020 is attributable mainly to a net loss of $121, share-based compensation expenses of $14, a decrease in accounts receivable and prepaid expenses of $10, an increase in accrued expenses of $89 and an increase in related parties expenses of $7.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

No change in our internal control over financial reporting occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Our Chief Financial Officer has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 30, 2021.

NAME	AGE	POSITION
EXECUTIVE OFFICERS
Chanan Morris	55	Chief Financial Officer
Dana Wolf	63	Chief Scientific Officer
Israel Alfassi	52	Director, Chief Executive Officer of Artemis Pharma, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended December 31, 2020, and 2019. We do not currently have any other executive officers.

Summary Compensation Table
(dollars in thousands)

Name and Principal Position	Year	Salary		Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Chanan Morris	2020	42	(1)	-	-	-	-	42
Chief Financial Officer	2019	42	(1)	-	-	-	-	42

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of March 30, 2021 regarding beneficial ownership of our common stock by: (i) each person known to us who beneficially owns more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

As of March 30, 2021, we had 5,153,461 shares of common stock outstanding.

Shareholder (1)	Beneficial Ownership		Percent of Class (2)
Israel Alfassi	253,460		5%
Chanan Morris	23,958		* %
Dana Wolf	126,730	(3)	2%
Officers and Directors as a group (3 persons)	404,148		7%
Other 5% Holders
Tonak Ltd.	2,833,054	(4)	55%
Zavit Holdings Ltd.	385,461	(5)	7%

* less than 1%

(1)	The address for all stockholders listed above is 18 East 16th Street, Suite 307, New York, NY.
(2)	Based upon 5,153,461 shares of common stock issued and outstanding as of March 30, 2021.
(3)	Represents shares underlying stock options issued to Dr. Wolf effective as of August 23, 2016.

(4)	Consists of 2,833,054 shares of common stock beneficially owned by Tonak Ltd. Mr. Nadav Kidron is the natural person with voting and dispositive power over our securities held by Tonak Ltd.

(5)
Consists of 385,461 shares of common stock beneficially owned by Zavit Holdings, Ltd. Mr. Amiad Solomon is the natural person with voting and dispositive power over our securities held by Zavit Holdings, Ltd.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2020. Our stockholder approved equity compensation plan consists of: (i) the Company’s 2002 Employee, Director and Consultant Option Plan, or the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

	FISCAL YEAR ENDED	FISCAL YEAR ENDED
	DECEMBER 31, 2020	DECEMBER 31, 2019

Audit fees (1)	$26	$26
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$26	$28

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

3.2	By-Laws, as amended (previously filed as Exhibit 5 to our Current Report on Form 8-K on July 22, 2003; and Exhibit 3.1 to our Current Report on Form 8-K filed on April 4, 2008).

3.3	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on October 25, 2017).

3.4	Certificate of Designation of Series B Convertible Preferred Stock (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 29, 2016).

4.1	Form of Warrant (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on October 25, 2017).

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4*	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).

10.5	Form of Unsecured Promissory Note (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 19, 2019).

31.1	Rule 13-14(a) Certification of Principal Executive Officer and Principal Financial Officer. **

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.***

101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

ITEM 16.       10-K SUMMARY.

None.

Artemis Therapeutics Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Artemis Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artemis Therapeutics Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
March 30, 2021

We have served as the Company's auditor since 2016.

Artemis Therapeutics Inc.
Consolidated Balance Sheet
(USD in thousands, except share data)

		As of December 31,	As of December 31,
	Note	2020	2019

ASSETS

Current assets
Cash and cash equivalents		1	2
Other accounts receivable and prepaid expenses		10	20
Total current assets		11	22

TOTAL ASSETS		11	22

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		246	157
Related parties	8	110	-

Total current liabilities		356	157

Long term Liabilities
Related Parties	8	0	103

Total Liabilities		356	260

Shareholders' equity
Preferred A stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of December 31, 2020 and 2019 Preferred C stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of December 31, 2020 and December 31, 2019 Common stock, $0.01 par value - Authorized: 51,000,000; issued and outstanding: 5,153,461 as of December 31, 2020 and 2019		52	52
Additional paid in capital	7	1,921	1,907
Accumulated deficit		(2,318)	(2,197)
Total shareholders' equity		(345)	(238)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		11	22

(*) Represents an amount lower than $1 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statement of Operation
(USD in thousands, except per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019

Research and development expenses	-	-

General and administrative	167	168

Operating loss	167	168

Finance expenses	(7)	(6)
Income Tax Benefit	53	53

Net loss	121	121

Loss per share:
Basic and diluted net loss per share	(0.02)	(0.02)
Weighted average number of common stocks used in calculation of net loss per Common share (*):
Basic and diluted	5,153,461	5,153,461

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statements of Changes of Shareholder's Equity (deficiency)
(USD in thousands, except share data)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated (deficiency)	Total shareholders' Equity
	Number of Shares	USD	Number	Amount		Number	Amount
Balance as of December 31, 2018	5,153,461	52	453	(*	)	250	(*	)	1,571	(1,920)	(297)
Adoption of new accounting standard (see Note 2J)									319	(156)	163

Share based compensation									17		17

Net loss										(121)	(121)

Balance as of December 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,907	(2197)	(238)

Share based compensation									14		14

Net loss										(121)	(121)

Balance as of December 31, 2020	5,153,461	52	453	(*	)	250	(*	)	1,921	(2,318)	(345)

(*)    Represents an amount lower than 1 USD

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
Consolidated Statement of Cash Flows
(USD in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019

Net cash used in operating activities
Net Loss	(121)	(121)

Share based compensation expenses	14	17
Decrease in other accounts receivable and prepaid expenses	10	-
Increase (decrease) in accrued expenses and other payables	89	(4)
Increase in related parties	7	-

Net cash used in operating activities	(1)	(108)

Cash flows from financing activities
Related party loan	-	103
		-

Cash flows from financing activities	-	103

Decrease in cash and cash equivalents	(1)	(5)
Cash and cash equivalents at the beginning of the period	2	7

Cash and cash equivalents at the end of the period	1	2

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

E            Financial statement in U.S. dollars:

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

Basic loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to holders of common stock by the weighted average number of common stock outstanding plus the number of additional common stock that would have been outstanding if all potentially dilutive common shares had been issued, using the treasury stock method, in accordance with ASC 260-10 "Earnings per Share". Potentially dilutive shares of common stock were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

	As of December 31, 2020	As of December 31, 2019

Deferred tax assets:
Deferred taxes due to carryforward losses	2,906	2,879

Valuation allowance	(2,906)	(2,879)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of December 31, 2020 and 2019 are as follows:

	As of December 31, 2020	As of December 31, 2019
Israel	4,974	4,887
United States (*)	8,392	8,358

	13,366	13,245

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss attributable to shareholders of the company	121	121
Net loss attributable to shareholders of preferred shares	18	18

Net loss used in the calculation of basic loss per share	103	103

Net loss per share	(0.02)	(0.02)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461

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

The Series C Convertible Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis. The shares of Series C Convertible Preferred Stock have the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any other securities

B.           Issuance of Shares:

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

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7 -    STOCK CAPITAL (Cont.)

A summary of the Company's option activity and related information is as follows:

	For the Twelve months ended December 31, 2020
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	141,528	0.47	21,051
Granted	-
Exercised	-
Cancelled

Outstanding at end of period	141,528	0.47	35,513
Options exercisable at period end	127,986	0.38	35,513

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on December 31, 2020, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2020 and 2019, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	$2 0 20	2 0 1 9	2 0 20	2 0 19	2 0 2 0	2 0 1 9
0.01	91,528	91,528	5.64	6.65	91,528	91,528
1.30	-	-	-	-		-
1.30	50,000	50,000	7.21	8.21	36,458	23,958
	141,528	141,528	6.17	7.17	127,986	115,486

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

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE

/s/ Chanan Morris	Chief Financial Officer	March 30, 2021
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Chanan Morris	Chief Financial Officer	March 30, 2021
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Israel Alfassi	Director	March 30, 2021
By: Israel Alfassi