Form 10-Q
period 2021-03-31
Artemis Therapeutics, Inc.
filed 2021-05-13
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2021

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

Yes ☒   No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of May 13, 2021.

ARTEMIS THERAPEUTICS, INC.

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of March 31,		As of December 31,
	Note	2021 (Unaudited)		2020 (Audited)

ASSETS

Current assets
Cash and cash equivalents		2		1
Other accounts receivable and prepaid expenses		3		10
Total current assets		5		11

TOTAL ASSETS		5		11

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		265		246
Related Parties	8	117		110
Total current liabilities		382		356

Total Liabilities		382		356

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of March 31, 2021 and December 31, 2020		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of March 31, 2021 and December 31, 2020		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,461 as of March 31, 2021 and December 31, 2020		52		52
Additional paid in capital	7	1,925		1,921
Accumulated deficit		(2, 354)		(2,318)
Total stockholders' equity		(377)		(345)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		5		11

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive (Loss)
(USD in thousands, except share data)

		Three Months Ended March 31,
		2021	2020
	Note	(Unaudited)

General and administrative expense		35	19

Operating loss		35	19
Finance expense		1	2
Net loss		36	21

Net loss per share, basic and diluted	6	0.006	0.003

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted		5,153,461	5,153,461

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2020	5,153,461	52	453	(*	)	250	(*	)	1,921	(2,318)	(345)

Share based compensation	-	-	-	-		-	-		4	-	4

Net loss	-	-	-	-		-	-		-	(36)	(36)

Balance as of March 31, 2021	5,153,461	52	453	(*	)	250	(*	)	1,925	(2,354)	(377)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,907	(2,197)	(238)

Share based compensation									4		4

Net loss										(21)	(21)

Balance as of March 31, 2020	5,153,461	52	453	(*	)	250	(*	)	1,911	(2,218)	(255)

(*)    Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities
Net loss	(36)	(21)

Share based compensation expenses	4	4
Decrease in other accounts receivable and prepaid expenses	7	9
Increase in accrued expenses and other payables	19	6
Increase in related parties liabilities	7	-
Net cash used in operating activities	1	(2)

Cash flows from financing activities
Related party loan	-	2

Increase in cash and cash equivalents	1	0
Cash and cash equivalents at the beginning of the period	1	2

Cash and cash equivalents at the end of the period	2	2

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

Since the termination of the license agreement, Artemis no longer has any operating business and is classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

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

	As of March 31, 2021	As of December 31, 2020

Deferred tax assets:
Deferred taxes due to carryforward losses	2,914	2,906

Valuation allowance	(2,914)	(2,906)

Net deferred tax asset	-	-

C.   Tax loss carry-forwards

Net operating loss carry-forwards as of March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021	As of December 31, 2020
Israel	4,985	4,974
United States (*)	8,418	8,392

	13,403	13,366

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

Issuance date	Number of warrants outstanding as of March 31, 2021	Exercise price	Exercisable through

October 2017	275,000	$2.00	October 2022

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
	Unaudited
Net loss available to stockholders of the company	(36)	(21)
Net loss attributable to stockholders of preferred shares	(5)	(3)

Net loss used in the calculation of basic loss per share	(31)	(18)

Net loss per share	(0.006)	(0.003)

	5,153,461	5,153,461

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

Options issued to employees and consultants (Cont.)

A summary of the Company's option activity and related information is found below.

	For the Three months ended March 31, 2021
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	141,528	0.47	21,051
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	141,528	0.47	28,008
Options exercisable at period end	131,111	0.40	28,008

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

The stock options outstanding as of March 31, 2021, and December 31, 2020, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of March 31,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of March 31,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of March 31,	Stock options exercisable as of December 31,
$	2021	2020	2021	2020	2020	2020

0.01	91,528	91,528	5.40	5.64	91,528	91,528
1.30	50,000	50,000	6.96	7.21	39,583	36,458
0.83	141,528	141,528	5.92	6.17	131,11	127,986

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

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020  (dollars in thousands)

REVENUES.  We did not have any revenue-producing operations for the three months ended March 31, 2021 or for the three months ended March 31, 2020.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended March 31, 2021 or the three months ended March 31, 2020.

COST OF REVENUES. We had no cost of revenues for the three months ended March 31, 2021 or for the three months ended March 31, 2020 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended March 31, 2021 or for the three months ended March 31, 2020 due to the termination of the License Agreement resulting in the Company no longer having business operations.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended March 31, 2021 or for the three months ended March 30, 2020 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $35 in general and administrative expenses for the three months ended March 31, 2021 compared to $19 for the three months ended March 31, 2020, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses. The increase is primarily due to an increase in legal expenses in the amount of $18.

FINANCIAL (EXPENSE) INCOME, NET. We incurred $1 in financial expense for the three months ended March 31, 2021 as compared to $2 for the three months ended March 31, 2020. The interest expense is in respect of a related party loan.

OTHER EXPENSES.  We incurred no other expenses in the three months ended March 31, 2021 or March 31, 2020.

NET LOSS. We incurred a net loss of $36 for the three months ended March 31, 2021 and $21 for the three months ended March 31, 2020. The increase in net loss is primarily due to a $16 increase in general and administrative expenses and a $1 decrease in finance expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had an accumulated deficit of $2,354 and a negative working capital (current assets less current liabilities) of $377. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of March 31, 2021.

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

As of March 31, 2021, we had accumulated liabilities of $382.

As of March 31, 2021, we had cash and cash equivalents of $2 and a positive cash flow from operating activities of $1 for the period then ended. The positive cash flow from operating activities in the period ended March 31, 2021 is attributable mainly to an Israeli value added tax (VAT) refund less payment to vendors.

We had no cash flow from financing activities in the three-month period ended March 31, 2021.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.              CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We intend to remediate the material weakness in internal controls identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our Chief Financial Officer as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: May 13, 2021	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)