Form 10-Q
period 2021-06-30
Artemis Therapeutics, Inc.
filed 2021-08-23
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☒ No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of August 23, 2021.

ARTEMIS THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.

Interim Condensed Consolidated Balance Sheets

(USD in thousands, except share data)

	Note	As of June 30, 2021 (Unaudited)		As of December 31, 2020 (Audited)

ASSETS

Current assets
Cash and cash equivalents		-		1
Other accounts receivable and prepaid expenses		4		10
Total current assets		4		11

TOTAL ASSETS		4		11

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		298		246
Related Parties	8	127		110
Total current liabilities		425		356

Total Liabilities		425		356

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of June 30, 2021 and December 31, 2020		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of June 30, 2021 and December 31, 2020		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,461 as of June 30, 2021 and December 31, 2020		52		52
Additional paid in capital	7	1,929		1,921
Accumulated deficit		(2,402)		(2,318)
Total stockholders' equity		(421)		(345)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		4		11

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.

Interim Condensed Consolidated Statements of Comprehensive (Loss)

(USD in thousands, except share data)

		Six Months Ended June 30,		Three Months Ended June 30,
		2021	2020	2021	2020
	Note	(Unaudited)		(Unaudited)

General and administrative		81	76	46	57

Operating loss		81	76	46	57
Finance expense		3	4	2	2
Income tax benefit		-	(53)	-	(53)
Net loss		84	27	48	6

Net loss per share, basic and diluted	6	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted		5,153,461	5,153,461	5,153,461	5,153,461

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.

Interim Condensed Statements of Stockholders’ Equity (Unaudited)

(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in	Accumulated	Total stockholders'
	Number	USD	Number	Amount		Number	Amount		Capital	deficiency	Equity

Balance as of December 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,907	(2,197)	(238)

Share based compensation	-	-	-	-		-	-		8		8

Net loss	-	-	-	-		-	-		-	(27)	(27)

Balance as of June 30, 2020	5,153,461	52	453	(*	)	250	(*	)	1,915	(2,224)	(257)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in	Accumulated	Total stockholders'
	Number	USD	Number	Amount		Number	Amount		Capital	deficiency	Equity

Balance as of March 30, 2020	5,153,461	52	453	(*	)	250	(*	)	1,911	(2,218)	(255)

Share based compensation									4		4

Net loss										(6)	(6)

Balance as of June 30, 2020	5,153,461	52	453	(*	)	250	(*	)	1,915	(2,224)	(257)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in	Accumulated	Total stockholders'
	Number	USD	Number	Amount		Number	Amount		Capital	deficiency	Equity

Balance as of December 31, 2020	5,153,461	52	453	(*	)	250	(*	)	1,921	(2,318)	(345)

Share based compensation	-	-	-	-		-	-		8	-	8

Net loss	-	-	-	-		-	-		-	(84)	(84)

Balance as of June 30, 2021	5,153,461	52	453	(*	)	250	(*	)	1929	(2,402)	(421)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in	Accumulated	Total stockholders'
	Number	USD	Number	Amount		Number	Amount		Capital	deficiency	Equity

Balance as of March 31, 2021	5,153,461	52	453	(*	)	250	(*	)	1,925	(2,354)	(377)

Share based compensation									4		4

Net loss										(48)	(48)

Balance as of June 30, 2021	5,153,461	52	453	(*	)	250	(*	)	1,929	(2,402)	(421)

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.

Interim Condensed Consolidated Statement of Cash Flows (Unaudited)

(USD in thousands)

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities
Net (loss)	(84)	(27)

Share based compensation expenses	8	8
Decrease (increase) in other accounts receivable and prepaid expenses	6	(40)
Increase (decrease) in accrued expenses and other payables	52	57
Increase in related party liabilities	17	3
Net cash used in operating activities	(1)	1

Cash flows from financing activities

Increase (decrease) in cash and cash equivalents	(1)	1
Cash and cash equivalents at the beginning of the period	1	2

Cash and cash equivalents at the end of the period	0	3

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

	As of June 30, 2021	As of December 31, 2020

Deferred tax assets:
Deferred taxes due to carryforward losses	2,924	2,906

Valuation allowance	2,924	2,906

Net deferred tax asset	-	-

C. Tax loss carry-forwards

Net operating loss carry-forwards as of June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021	As of December 31, 2020
Israel	4,997	4,974
United States (*)	8,453	8,392

	13,450	13,366

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

Artemis Therapeutics, Inc.

Notes to the Interim Condensed Consolidated Financial Statements

(USD in thousands)

NOTE 5 – WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

Issuance date	Number of warrants outstanding as of June 30, 2021	Exercise price	Exercisable through

October 2017	275,000	$2.00	October 2022

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Six Months Ended June 30		Three Months Ended June 30
	2021	2020	2021	2020
	Unaudited		Unaudited
Net loss available to stockholders of the company	(84)	(27)	(48)	(6)
Net loss attributable to stockholders of preferred shares	(13)	(4)	(7)	(1)

Net loss used in the calculation of basic loss per share	(71)	(23)	(41)	(5)

Net loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461	5,153,461	5,153,461

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

Artemis Therapeutics, Inc.

Notes to the Interim Condensed Consolidated Financial Statements

(USD in thousands)

NOTE 7 - STOCK CAPITAL (Cont.)

C. Options issued to employees and consultants

A summary of the Company's option activity and related information is found below.

	For the Six months ended June 30, 2021
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	141,528	0.47	21,051
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	141,528	0.47	923,365
Options exercisable at period end	134,236	0.42	881,876

Artemis Therapeutics, Inc.

Notes to the Interim Condensed Consolidated Financial Statements

(USD in thousands)

NOTE 7 - STOCK CAPITAL (Cont.)

D. Options issued to employees and consultants (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on June 30, 2021 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of June 30, 2021, and December 31, 2020, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of June 30,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of June 30,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of June 30,	Stock options exercisable as of December 31,
$	2021	2020	2021	2020	2021	2019

0.01	91,528	91,528	5.15	5.64	91,528	91,528
1.30	50,000	50,000	6.71	7.21	42,708	36,458
0.83	141,528	141,528	5.67	6.17	134,236	127,986

NOTE 8 - RELATED PARTIES

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100,000 to two related parties. $20,000 and $30,000 of the funds were received by the Company on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Notes were used by the Company for general working capital purposes. The Company is currently in default on the Notes and intends to negotiate an extension for their repayment, however there is no guarantee that we will be successful in doing so.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued.

The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020 (dollars in thousands)

REVENUES. We did not have any revenue-producing operations for the three months ended June 30, 2021 or for the three months ended June 30, 2020.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the three months ended June 30, 2021 or the three months ended June 30, 2020.

COST OF REVENUES. We had no cost of revenues for the three months ended June 30, 2021 or for the three months ended June 30, 2020 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended June 30, 2021 or for the three months ended June 30, 2020 due to the termination of the License Agreement resulting in the Company no longer having business operations.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended June 30, 2021 or for the three months ended June 30, 2020 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $46 in general and administrative expenses for the three months ended June 30, 2021 compared to $57 for the three months ended June 30, 2020, which consisted primarily of compensation costs for administrative, finance and general management personnel, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due to us no longer having business operations.

FINANCIAL (EXPENSE) INCOME, NET. We incurred $2 in financial expense for the three months ended June 30, 2021 and June 30, 2020. The interest expense is in respect of a related party loan.

OTHER EXPENSES. We incurred no other expenses in the three months ended June 30, 2021 or June 30, 2020.

NET LOSS. We incurred a net loss of $48 for the three months ended June 30, 2021 and $6 for the three months ended June 30, 2020. The decrease in net loss is primarily due to a decrease in operating expenses and an income tax benefit with respect to previous tax years in the amount of $53.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020 (dollars in thousands)

REVENUES. We did not have any revenue-producing operations for the six months ended June 30, 2021 or for the six months ended June 30, 2020.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the six months ended June 30, 2021 or for the six months ended June 30, 2020.

COST OF REVENUES. We had no cost of revenues for the six months ended June 30, 2021 or for the six months ended June 30, 2020 due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the six months ended June 30, 2021 or for the six months ended June 30, 2020 due to the termination of the License Agreement resulting in the Company no longer having business operations.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the six months ended June 30, 2021 or for the six months ended June 30, 2020 due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $81 in general and administrative expenses for the six months ended June 30, 2021 compared to $76 for the six months ended June 30, 2020, which consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs and option expenses.

FINANCIAL EXPENSE (INCOME), NET. We incurred $3 in financial expense for the six months ended June 30, 2021 as compared to financial expense of $4 for the six months ended June 30, 2020.

OTHER EXPENSES. We incurred no other expenses in the six months ended June 30, 2021 or for the six months ended June 30, 2020.

NET LOSS. We incurred a net loss of $84 for the six months ended June 30, 2021 compared to incurring a net loss of $27 for the six months ended June 30, 2020. The increase in net loss is primarily due to an income tax benefit received in 2020 with respect to previous tax years in the amount of $53.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had an accumulated deficit of $2,402 and a negative working capital (current assets less current liabilities) of $421. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of June 30, 2021.

Since the closing of our merger with Artemis Therapeutics Inc., a Delaware corporation and Artemis Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary on August 23, 2016, we have financed our operations primarily through private placements of our securities. On October 23, 2017, we executed securities purchase agreements relating to a private placement offering of an aggregate of 300,000 shares of our common stock at a purchase price of $1.00 per share, and of 250 shares of our Series C Convertible Preferred Stock, at a purchase price of $1,000.00 per share, with such shares of Series C Preferred Stock initially convertible into an aggregate of 250,000 shares of common stock. In addition, each investor received a warrant to purchase fifty percent of the number of shares of common stock effectively purchased in the offering. The closing of the offering took place on October 23, 2017. On May 15, 2019, we issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100 to two related parties. $20 and $30 of the funds were received by us on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Note were used by us for general working capital purposes. The Company is currently in default on the Notes and intends to negotiate an extension for their repayment, however there is no guarantee that we will be successful in doing so.

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

As of June 30, 2021, we had accumulated liabilities of $425.

As of June 30, 2021, we had cash and cash equivalents of $4 and negative cash flows from operating activities of $1 for the period then ended. The negative cash flow from operating activities in the period ended June 30, 2021 is attributable mainly to the net loss of $84, share-based compensation expenses of $8, a decrease in other accounts receivable and prepaid expenses of $6 , an increase in accrued expenses and other payables of $52 and an increase of related liabilities of $17.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

PART II.OTHER INFORMATION

ITEM 6.EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: August 23, 2021	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)