Form 10-K
period 2021-12-31
Artemis Therapeutics, Inc.
filed 2022-03-03
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

COMMISSION FILE NUMBER: 0-24431

ARTEMIS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	84-1417774 (I.R.S. employer identification no.)
18 EAST 16TH STREET, SUITE 307 NEW YORK, NY (Address of principal executive offices)	10003 (Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (646) 233-1454

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATMS	OTCQB

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

Yes ☒   No ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $36,022,692.

As of March 3, 2022, the Registrant had outstanding 5,153,461 shares of Common Stock, par value $0.01 per share.

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

No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company. Even if we identify a suitable business combination target, there is no guarantee that we will succeed in executing an agreement with such target company or be able to close a transaction if such agreement is ever executed.

Employees

As of December 31, 2021, the Company had no full-time employees and one part-time consultant.

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

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series C Preferred Stock (the “Certificate of Designation”), the shares of Series C Preferred Stock are convertible into an aggregate of 250,000 shares of Common Stock based on a conversion price of $1.00 per share. Such conversion price is subject to future price-based and customary stock- based anti-dilution protections. The holders of the Series C Preferred Stock do not possess any voting rights but the Series C Preferred Stock does carry a liquidation preference for each holder equal to the investment made by such holder in the Offering. In addition, the holders of Series C Preferred Stock are eligible to participate in dividends and other distributions by the Company on an as-converted basis.

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

In addition, on November 4, 2021, the Company issued two unsecured promissory notes (each, a “Subsequent Note” and collectively the “Subsequent Notes”) in the aggregate principal amount of $60,000, with original issuance dates of August 15, 2021 and September 19, 2021. In that regard, one Subsequent Note, with a principal aggregate balance of $30,000, was issued to KNRY Ltd., an entity related to Nadav Kidron, the natural person with voting and dispositive power over the securities held by Tonak Ltd., the Company’s largest shareholder and one Subsequent Note, with an aggregate principal balance of $30,000, was issued to Harmony (H.A.) Investments Ltd. Each Subsequent Note accrues interest at a rate of 10% per annum until the Subsequent Note is repaid in full. All payments of principal, interest and other amounts under each Subsequent Note are payable by December 19, 2021. The proceeds of the Notes were used by the Company for general working capital purposes.

The Company is currently in default on the Notes and Subsequent Notes and intends to negotiate an extension for their repayment, however there is no guarantee that we will be successful in doing so.

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

WE HAVE NO EXECUTED AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND NO SET STANDARDS FOR ANY SUCH BUSINESS COMBINATION.

We have no executed agreements with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. Even if we identify a suitable business combination target, there is no guarantee that we will succeed in executing an agreement with such target company or be able to close a transaction if such agreement is ever executed. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria a target business opportunity will be required to have achieved in order for us to consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

ANY TRANSACTION WE PURSUE MAY BE SUBJECT TO TAXATION.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Such transactions may be structured to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences for us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We had accumulated liabilities of $503,000 at December 31, 2021. These factors raise substantial doubt in the minds of our auditors about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If the Company cannot continue   as a going concern, its stockholders may lose their entire investment.

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND FINANCIAL RESULTS. WE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF DECEMBER 31, 2021

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Ineffective internal control over financial reporting can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities. Management’s report as of the end of fiscal year 2021 concluded that our internal control over financial reporting were not effective.

As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a   timely basis. If we fail to remediate these material weaknesses in our internal controls, or after having remediated such material weaknesses, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or stockholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from stockholders and others with whom we do business.

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

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the symbol “ATMS.” As of March 1, 2022, there were 85 holders of record of our common stock.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the year ended December 31, 2021 and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the year ended December 31, 2021. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2021. We did record an income tax benefit of $53 for the year ended December 31, 2020.

CRITICAL ACCOUNTING POLICIES

There are no critical accounting policies for the years ended December 31, 2021 and 2020.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2020 (dollars in thousands)

REVENUES. The Company did not have revenue-producing operations for the fiscal year ended December 31, 2021, or the fiscal year ended December 31, 2020.

COST OF REVENUES. The Company had no cost of revenues for the fiscal year ended December 31, 2021, or the fiscal year ended December 31, 2020, due to the fact that the Company has no business operations.

PROFIT FROM SALE OF OPERATIONS, NET. We did not incur a profit from the sale of operations in the fiscal year ended December 31, 2021, or the fiscal year ended December 31, 2020.

RESEARCH AND DEVELOPMENT EXPENSES. We did not incur any research and development expenses for the fiscal year ended December 31, 2021, or for the fiscal year ended December 31, 2020, due to the termination of the License Agreement resulting in the Company no longer having business operations.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $0 for the fiscal year ended December 31, 2021, and $0 for the fiscal year ended December 31, 2020, due to the Company being “shell” company and having no substantive operations.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consisted primarily of compensation costs for administrative, finance and general management personnel, insurance, legal, accounting and administrative costs.

General and administrative expenses for the fiscal year ended December 31, 2021, decreased by 7% to $154 from $167 for the fiscal year ended December 31, 2020. The decrease is attributable mainly to the decrease in insurance expense.

FINANCIAL EXPENSE, NET. We recognized financial expense of $13 for the fiscal year ended December 31, 2021, compared to financial expense, net of $7 for the fiscal year ended December 31, 2020. The reason for the increase in financial expense was attributable mainly to the increase in interest expense of outstanding loans.

OTHER EXPENSES. Other expenses consist primarily of capital losses in respect of the sale of fixed assets. We incurred no capital losses in the fiscal year ended December 31, 2021, or the fiscal year ended December 31, 2020.

NET LOSS. We incurred a net loss of $167 in the fiscal year ended December 31, 2021, compared to a  net loss of  $121 for the fiscal year ended December 31, 2020. These net losses were primarily related to our operational and financial expenses. The reason for the increase in our net loss was is attributable mainly to the decrease in administrative expenses and an increase in financial expenses. The loss for the fiscal year ended December 31, 2021 is mainly due to the fact that the Company has no business operations.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands)

As of December 31, 2021, and as of December 31, 2020, we had an accumulated deficit of $2,485 and $2,318, respectively, and a negative working capital (current assets less current liabilities) of $496 in 2021 as compared to a negative working capital of $345 in 2020. Losses will probably continue in the foreseeable future.

We do not have any material capital commitments for capital expenditures as of December 31, 2021, or December 31, 2020.

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

On May 15, 2019, the Company issued two unsecured promissory notes in the aggregate principal amount of $100,000. In that regard, one Note, with a principal aggregate balance of $50,000, was issued to KNRY Ltd., an entity related to Nadav Kidron, the natural person with voting and dispositive power over the securities held by Tonak Ltd., the Company’s largest shareholder. $20,000 of the funds relating to KNRY Ltd.’s Note were received by the Company on March 22, 2019. The balance of the funds relating to KNRY Ltd.’s Note was received by the Company on April 4, 2019. In addition, one Note, with an aggregate principal balance of $50,000, was issued to Cutter Mill Capital LLC, an existing shareholder of the Company. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021. The proceeds of the Notes were used by the Company for general working capital purposes.

In addition, on November 4, 2021, the Company issued two Subsequent Notes in the aggregate principal amount of $60,000, with original issuance dates of August 15, 2021 and September 19, 2021. In that regard, one Subsequent Note, with a principal aggregate balance of $30,000, was issued to KNRY Ltd., an entity related to Nadav Kidron, the natural person with voting and dispositive power over the securities held by Tonak Ltd., the Company’s largest shareholder and one Subsequent Note, with an aggregate principal balance of $30,000, was issued to Harmony (H.A.) Investments Ltd. Each Subsequent Note accrues interest at a rate of 10% per annum until the Subsequent Note is repaid in full. All payments of principal, interest and other amounts under each Subsequent Note are payable by December 19, 2021. The proceeds of the Notes were used by the Company for general working capital purposes.

The Company is currently in default on the Notes and the Subsequent Notes and intends to negotiate an extension for their repayment, however there is no guarantee that we will be successful in doing so.

As of December 31, 2021 and December 31, 2020, we had accumulated liabilities of $503 and $356, respectively.

As of December 31, 2021 and December 31, 2020, we had cash and cash equivalents of $1 and $1 respectively, and negative cash flow from operating activities of $73 and $1, respectively, for the years and periods then ended. The negative cash flow from operating activities in the year ended December 31, 2021 is attributable mainly to a net loss of $167, share-based compensation expenses of $16, a decrease in accounts receivable and prepaid expenses of $4, an increase in accrued expenses of $61, an increase in related party expenses of $7, an increase in related party loans of $49 and an increase in short term loans in the amount of $30.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

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

Our Chief Financial Officer has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.  Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

NAME	AGE	POSITION
EXECUTIVE OFFICERS
Chanan Morris	56	Chief Financial Officer
Dana Wolf	64	Chief Scientific Officer
Israel Alfassi	53	Director, Chief Executive Officer of Artemis Pharma, Inc.

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

ISRAEL ALFASSI was appointed as a Director in August 2016 in conjunction with the closing of the Merger and has served as the Chief Executive Officer and co-founder of Artemis Pharma Inc. since its inception. From 2007 to 2009, Mr. Alfassi served as a Director and Vice President of Products and Business Development for DVTel, later acquired by Flir Systems, Inc. (NASDAQ: FLIR), which provides video surveillance HW & SW solutions. During 2012 he served as the Vice President of Products, and from 2010 to 2011 as Director of Product management and Marketing, for 3i-Mind, a company which primarily provides advanced security solutions & services for governments. Mr. Alfassi has also served in various entrepreneurial roles as the co- founder of TraceTech Security, an Israeli company founded in 2009 focused on explosive and drug trace detection products, serving as the Chief Executive Officer of LoginWall, a cyber security company, in 2013, serving as the Vice President Products and Marketing in 2014 of Kaymera, a leading cyber security provider of secured mobile communication solutions and as a founder of AlgoCrowd Trading, a crowd wisdom based Algotrading Company. Mr. Alfassi’s prior investment and managerial experience make him suitable to serve as a director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended December 31, 2021, and 2020. We do not currently have any other executive officers.

Summary Compensation Table
(dollars in thousands)
Name and Principal Position	Year	Salary		Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Chanan Morris	2021	$42	(1)	-	-	-	-	42
Chief Financial Officer	2020	$42	(1)	-	-	-	-	42

(1)	Mr. Morris receives a monthly fee of $3,500 in connection with a consulting arrangement with the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of March 3, 2022 regarding beneficial ownership of our common stock by: (i) each person known to us who beneficially owns more than five percent of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

As of March 3, 2022, we had 5,153,461 shares of common stock outstanding.

Shareholder (1)	Beneficial Ownership	Percent of Class (2)
Israel Alfassi	253,460	5%
Chanan Morris	23,958	* %
Dana Wolf	126,730(3)	2%
Officers and Directors as a group (3 persons)	404,148	7%
Other 5% Holders
Tonak Ltd.	2,833,054(4)	55%
Zavit Holdings Ltd.	385,461(5)	7%

* less than 1%

(1)	The address for all stockholders listed above is 18 East 16th Street, Suite 307, New York, NY.

(2)	Based upon 5,153,461 shares of common stock issued and outstanding as of March 3, 2022.

(3)	Represents shares underlying stock options issued to Dr. Wolf effective as of August 23, 2016.

(4)	Consists of 2,833,054 shares of common stock beneficially owned by Tonak Ltd. Mr. Nadav Kidron is the natural person with voting and dispositive power over our securities held by Tonak Ltd.

(5)
Consists of 385,461 shares of common stock beneficially owned by Zavit Holdings, Ltd. Mr. Amiad Solomon is the natural person with voting and dispositive power over our securities held by Zavit Holdings, Ltd.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued whether directly or upon the exercise of options and warrants under all of our existing compensation plans as of December 31, 2021. Our stockholder approved equity compensation plan consists of: (i) the Company’s 2002 Employee, Director and Consultant Option Plan, or the Option Plan, and (ii) the Company’s 2011 Employees, Directors and Consultants Stock Plan, or the Stock Plan.

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

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A))

Equity compensation plans approved by security holders	-	$	43,069
Equity compensation plans not approved by security holders	-	$	0
Total of all directors and current executive officers (3 persons)	-		43,069

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

On May 15, 2019, the Company issued the Notes in the aggregate principal amount of $100,000. In that regard, one Note, with a principal aggregate balance of $50,000, was issued to KNRY Ltd., an entity related to Nadav Kidron, the natural person with voting and dispositive power over the securities held by Tonak Ltd., the Company’s largest shareholder. $20,000 of the funds relating  to KNRY Ltd.’s Note were received by the Company on March 22, 2019. The balance of the funds relating to KNRY Ltd.’s Note was received by the Company on April 4, 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note were payable by June 30, 2021.

In addition, on November 4, 2021, the Company issued an unsecured promissory in the aggregate principal amount of $30,000, with original issuance date of August 15, 2021. The Subsequent Note, was issued to KNRY Ltd., an entity related to Nadav Kidron, the natural person with voting and dispositive power over the securities held by Tonak Ltd., the Company’s largest shareholder. The Subsequent Note accrues interest at a rate of 10% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by December 19, 2021. The proceeds of the Notes will be used by the Company for general working capital purposes.

The Company is currently in default on the Notes and the Subsequent Notes and intends to negotiate an extension for their repayment, however there is no guarantee that we will be successful in doing so.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited, or BAZ, for the audit of our annual financial statements for the years ended December 31, 2021 and December 31, 2020 and fees billed for other services rendered by BAZ during the same periods.

	FISCAL YEAR ENDED DECEMBER 31, 2021	FISCAL YEAR ENDED DECEMBER 31, 2020
Audit fees (1)	$26	$26
Audit related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$26	$26

(1) Audit fees consisted of audit work performed in the preparation of financial statements, and work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

POLICY ON BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Our Board of Directors appoints, sets compensation and oversees the work of the independent registered public accounting firm. The Board of Directors has established a policy to pre- approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

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

3.2	By-Laws, as amended (previously filed as Exhibit 5 to our Current Report on Form 8-K on July 22, 2003; and Exhibit 3.1 to our Current Report on Form 8-K filed on April 4, 2008).

3.3	Certificate of Designation of Series C Convertible Preferred Stock (previously filed as Exhibit 3.1 to our Current Report on Form 8-K, filed on October 25, 2017).

3.4	Certificate of Designation of Series B Convertible Preferred Stock (previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on August 29, 2016).

4.1	Form of Warrant (previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on October 25, 2017).

4.2**	Description of Securities.

10.1*	2002 Employee, Director and Consultant Stock Option Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed on November 14, 2002).

10.2*	Amendment No. 1 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.2 to our Current Report on Form 8-K filed on September 24, 2010).

10.3*	Amendment No. 2 to InkSure Technologies Inc. 2002 Employee, Director and Consultant Stock Option Plan. (previously filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2010).

10.4*	2011 Employee, Director and Consultant Stock Plan (previously filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed on August 9, 2011).

10.5*	Form of Unsecured Promissory Note (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 19, 2019).

10.6*	Unsecured Promissory Note issued to KRNY Ltd. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.7 *	Unsecured Promissory Note issued to Harmony (H.A.) Investments Ltd. (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

31.1	Rule 13-14(a) Certification of Principal Executive Officer and Principal Financial Officer. **

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.***

101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.**

*     Management contract or compensatory plan or arrangement.
**   Filed herewith.
*** Furnished herewith.

ITEM 16.          10-K SUMMARY.

None.

Artemis Therapeutics Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

Artemis Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Artemis Therapeutics Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
March 3, 2022

We have served as the Company's auditor since 2016.

Artemis Therapeutics Inc.
Consolidated Balance Sheet
(USD in thousands, except share data)

	Note	As of December 31, 2021	As of December 31, 2020

ASSETS

Current assets
Cash and cash equivalents		1	1
Other accounts receivable and prepaid expenses		6	10
Total current assets		7	11

TOTAL ASSETS		7	11

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accrued expenses and other payables		307	246
Short Term Loans		30	0
Related parties	8	166	110

Total current liabilities		503	356

Long term Liabilities
Related Parties	8	0	0

Total Liabilities		503	356

Shareholders’ deficiency
Preferred A stock, $0.01 par value – Authorized: 10,000,000 shares; issued and outstanding: 453 shares as of December 31, 2021 and 2020 Preferred C stock, $0.01 par value – Authorized: 250 shares; issued and outstanding: 250 shares as of December 31, 2021 and December 31, 2020 Common stock, $0.01 par value – Authorized: 51,000,000; issued and outstanding: 5,153,461 as of December 31, 2021 and 2020		52	52
Additional paid in capital	7	1,937	1,921
Accumulated deficit		(2,485)	(2,318)
Total shareholders' deficiency		(496)	(345)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		7	11

(*) Represents an amount lower than $1 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statement of Operation
(USD in thousands, except per share data)

	Year Ended December 31,	Year Ended December 31,
	2021	2020

General and administrative	154	167

Operating loss	154	167

Finance expenses	(13)	(7)
Income Tax Benefit	-	53

Net loss	167	121

Loss per share:
Basic and diluted net loss per share	(0.03)	(0.02)
Weighted average number of common stocks used in calculation of net loss per Common share (*):
Basic and diluted	5,153,461	5,153,461

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statements of Changes of Shareholder's Equity (deficiency)
(USD in thousands, except share data)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional		Total
	Number of Shares	USD	Number	Amount		Number	Amount		paid-in Capital	Accumulated (deficiency)	shareholders' Equity
Balance as of December 31, 2019	5,153,461	52	453	(*	)	250	(*	)	1,907	(2,197)	(238)

Share based compensation									14		14

Net loss										(121)	(121)

Balance as of December 31, 2020	5,153,461	52	453	(*	)	250	(*	)	1,921	(2,318)	(345)

Share based compensation									16		16

Net loss										(167)	(167)

Balance as of December 31, 2021	5,153,461	52	453	(*	)	250	(*	)	1,937	(2,485)	(496)

(*) Represents an amount lower than 1 USD

The accompanying notes are an integral part of the financial statements

Artemis Therapeutics Inc.
Consolidated Statement of Cash Flows
(USD in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020

Net cash used in operating activities
Net Loss	(167)	(121)

Share based compensation expenses	16	14
Decrease in other accounts receivable and prepaid expenses	4	10
Increase in accrued expenses and other payables	61	89
Increase in related parties liabilities	13	7

Net cash used in operating activities	(73)	(1)

Cash flows from financing activities
Related party loans	43	-
Loan from third party	30	-

Cash flows from financing activities	73	-

Decrease in cash and cash equivalents	0	(1)
Cash and cash equivalents at the beginning of the period	1	2

Cash and cash equivalents at the end of the period	1	1

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

On January 10, 2019, the Company received the Notice from Hadasit regarding the immediate termination of the License Agreement. The License Agreement was terminated as a result of the non- payment for certain sponsored research fees, patent expenses, patent maintenance fees and consulting fees.

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

	As of December 31, 2021	As of December 31, 2020
Deferred tax assets:
Deferred taxes due to carryforward losses	2,941	2,906
Valuation allowance	(2,941)	(2,906)

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of December 31, 2021 and 2020 are as follows:

	As of December 31,	As of December 31,
	2021	2020
Israel	5,019	4,974
United States (*)	8,509	8,392

	13,528	13,366

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Net loss attributable to shareholders of the company	167	121
Net loss attributable to shareholders of preferred shares	25	18

Net loss used in the calculation of basic loss per share	142	103

Net loss per share	(0.03)	(0.02)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461

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

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7 - STOCK CAPITAL (Cont.)

A summary of the Company's option activity and related information is as follows:

	For the Twelve months ended December 31, 2021
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	141,528	0.47	35,513
Granted	-
Exercised	-
Cancelled

Outstanding at end of period	141,528	0.46	86,036
Options exercisable at period end	140,486	0.47	86,036

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on December 31, 2021, and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of December 31, 2021 and 2020, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of December 31,		Weighted average remaining contractual life – years as of December 31,		Stock options exercisable as of December 31,
	$2 0 2 1	2 0 2 0	2 0 2 1	2 0 2 0	2 0 2 1	2 0 2 0
0.01	91,528	91,528	4.64	5.64	91,528	91,528
1.30	-	-		-		-
1.30	50,000	50,000	6.21	7.21	48,958	36,458
	141,528	141,528	5.17	6.17	140,486	127,986

(*) Less than 1

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 8 - RELATED PARTIES

On May 15, 2019, the Company issued two unsecured promissory notes (each, a “Note” and collectively the “Notes”) in the aggregate principal amount of $100,000 to two related parties. $20,000 and $30,000 of the funds were received by the Company on March 22, 2019, and April 4, 2019, respectively. The balance of the funds was received in May 2019. Each Note accrues interest at a rate of 6% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by June 30, 2021 In addition, On November 4, 2021, the Company issued an unsecured promissory notes (each, a “Subsequent Note” and collectively the “Subsequent Notes”) in the aggregate principal amount of $30,000, with original issuance date of August 15, 2021. Each Note accrues interest at a rate of 10% per annum until the Note is repaid in full. All payments of principal, interest and other amounts under each Note are payable by December 19, 2021. The proceeds of the Notes were used by the Company for general working capital purposes. Related parties also includes $14,000 of Company operating expenses which were paid for by Nadav Kidron.

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

SIGNATURE	ARTEMIS THERAPEUTICS, INC. TITLE	DATE

/s/ Chanan Morris	Chief Financial Officer	March 3, 2022
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Chanan Morris	Chief Financial Officer	March 3, 2022
By: Chanan Morris	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Israel Alfassi	Director	March 3, 2022
By: Israel Alfassi