Form 10-Q
period 2022-03-31
Artemis Therapeutics, Inc.
filed 2022-05-23
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☒   No ☐

The number of shares of Common Stock of the registrant outstanding was 5,153,461 as of May 23, 2022.

ARTEMIS THERAPEUTICS, INC.

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Artemis Therapeutics, Inc.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

U.S. DOLLARS IN THOUSANDS

(UNAUDITED)

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Balance Sheets
(USD in thousands, except share data)

		As of March 31,		As of December 31,
	Note	2022 (Unaudited)		2021 (Audited)

ASSETS

Current assets
Cash and cash equivalents		2		1
Other accounts receivable and prepaid expenses		5		6
Total current assets		7		7

TOTAL ASSETS		7		7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses and other payables		333		307
Third party loan	9	30		30
Related parties	8,9	166		166
Total current liabilities		529		503

Total Liabilities		529		503

Shareholders’ equity
Series A Convertible Preferred stock, $0.01 par value - Authorized: 1,000 shares; issued and outstanding: 453 shares as of March 31, 2022 and December 31, 2021		(*	)	(*	)
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of March 31, 2022 and December 31, 2021		(*	)	(*	)
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 5,153,461 as of March 31, 2022 and December 31, 2021		52		52
Additional paid in capital	7	1,941		1,937
Accumulated deficit		(2,515)		(2,485)
Total stockholders' equity		(522)		(496)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		7		7

(*) Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statements of Comprehensive (Loss)
(USD in thousands, except share data)

		Three Months Ended March 31,
		2022	2021
	Note	(Unaudited)

General and administrative		28	35

Operating loss		28	35
Finance expense		2	1
Income tax benefit			-
Net loss		30	36

Net loss per share, basic and diluted	6	(0.005)	(0.006)

Weighted average number of common stock used in calculation of net loss per share:
Basic and diluted		5,153,461	5,153,461

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
(USD in thousands)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31, 2021	5,153,461	52	453	(*	)	250	(*	)	1,937	(2,485)	(496)

Share based compensation	-	-	-	-		-	-		4		4

Net loss	-	-	-	-		-	-			(30)	(30)

Balance as of March 31, 2022	5,153,461	52	453	(*	)	250	(*	)	1,941	(2,515)	(522)

	Common Stock		Preferred Stock A			Preferred Stock C			Additional paid-in Capital	Accumulated deficiency	Total stockholders' Equity
	Number	USD	Number	Amount		Number	Amount

Balance as of December 31 , 2020	5,153,461	52	453	(*	)	250	(*	)	1,921	(2,318)	(345)

Share based compensation									4		4

Net loss										(36)	(36)

Balance as of March 31, 2021	5,153,461	52	453	(*	)	250	(*	)	1,925	(2,354)	(377)

(*)    Represents an amount lower than $1,000 USD

The accompanying notes are an integral part of these interim condensed consolidated financial statements

Artemis Therapeutics, Inc.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
(USD in thousands)

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities
Net loss	(30)	(36)

Share based compensation expenses	4	4
Income tax refund
Decrease in other accounts receivable and prepaid expenses	1	7
Increase in accrued expenses and other payables	26	19
Increase in related party liabilities		7

Net cash used in operating activities	1	1

Cash flows from financing activities
Third party loan	-	-
Loan from related parties	-	-

Net cash provided by financing activities	-	-

Increase in cash and cash equivalents	1	1
Cash and cash equivalents at the beginning of the period	1	1

Cash and cash equivalents at the end of the period	2	2

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

	As of March 31, 2022	As of December 31, 2021

Deferred tax assets:
Deferred taxes due to carryforward losses	2,948	2,941

Valuation allowance	2,948	2,941

Net deferred tax asset	-	-

C.	Tax loss carry-forwards

Net operating loss carry-forwards as of March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022	As of December 31, 2021
Israel	5,030	5,019
United States (*)	8,528	8,509

	13,558	13,528

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 5 -   WARRANTS ISSUED TO INVESTORS

The Company issued warrants to purchase common stock to investors. The below table lists these warrants and their material terms.

Issuance date	Number of warrants outstanding as of March 31, 2022	Exercise price	Exercisable through

October 2017	275,000	$2.00	October 2022

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

The loss and weighted average number of common stock used in the calculation of basic loss per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31
	2022	2021
	Unaudited
Net loss available to stockholders of the company	(30)	(36)
Net loss attributable to stockholders of preferred shares	(4)	(5)

Net loss used in the calculation of basic loss per share	(26)	(31)

Net loss per share	(0.005)	(0.006)

Weighted average number of common stock used in the calculation of net loss per share	5,153,461	5,153,461

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 -   STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants

A summary of the Company's option activity and related information is found below.

	For the three months ended March 31, 2022
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	141,528	0.46	86,036
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	141,528	0.46	86,036
Options exercisable at period end	141,528	0.46	86,036

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 7 -   STOCK CAPITAL (Cont.)

D.	Options issued to employees and consultants (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s common stock on March 31, 2022 and the exercise price, multiplied by the number of in-the-money stock options on those dates) that would have been received by the stock option holders had all stock option holders exercised their stock options on those dates.

The stock options outstanding as of March 31, 2022, and December 31, 2021, have been separated into exercise price, as follows:

Exercise price	Stock options outstanding as of March 31,	Stock options outstanding as of December 31,	Weighted average remaining contractual life – years as of March 31,	Weighted average remaining contractual life – years as of December 31,	Stock options exercisable as of March 31,	Stock options exercisable as of December 31,
$	2022	2021	2022	2021	2022	2021

0.01	91,528	91,528	4.40	4.64	91,528	91,528
1.30	50,000	50,000	5.96	6.21	50,000	48,958
0.47	141,528	141,528	4.92	5.17	137,361	140,486

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

Artemis Therapeutics, Inc.
Notes to the Interim Condensed Consolidated Financial Statements
(USD in thousands)

NOTE 9 -   SUBSEQUENT EVENTS

On March 6, 2022, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Manuka Ltd, an Israeli company (the “Manuka”) and the shareholders of Manuka (the “Shareholders”). Since its inception, Manuka’s business activities primarily consisted of distributing Manuka honey imported from New Zealand, developing and distributing supplements aimed at the beauty and skincare markets and, developing and manufacturing skincare products based on New Zealand’s manuka honey and bee venom, among other natural ingredients. The Share Exchange Agreement provides that, upon the terms, and subject to the conditions set forth therein, on the closing date (the “Closing”), the Company will acquire all of the outstanding shares of Manuka (the “Manuka Shares”) from the Shareholders in exchange for an aggregate of 92,446,687 shares of the Company’s common stock (the “Consideration Shares”), such that the Shareholders will hold, immediately following the Closing, eighty-nine percent (89%) of the Company’s issued and outstanding share capital. At Closing, should it be required as a condition by the Israeli Tax Authority to affect a tax ruling to approve the transactions contemplated by the Share Exchange Agreement (the “Tax Ruling”), the Manuka Shares and the Consideration Shares will be placed in escrow with a third-party escrow agent pending the Closing. As required under Israeli law, following the Closing, and upon receipt of regulatory approvals, Manuka will become the Company’s wholly owned subsidiary. Following the Closing, (i) the Manuka Shares will be released to the Company and (ii) the Consideration Shares will be released to the Shareholders. To the extent required pursuant to the Tax Ruling, prior to the Closing, the parties will engage a trustee (the “103K Trustee”) under a separate trust agreement (the “Trust Agreement”), who shall hold in trust (i) all Manuka Shares for the benefit of the Company, and (ii) all Consideration Shares for the benefit of Shareholders, with the foregoing being respectively released to the designated beneficiary pursuant to the terms of the Trust Agreement and the Tax Ruling. The Share Exchange Agreement contains customary representations and warranties from each party to the agreement, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of each of Manuka’s and the Company’s business during the period between the execution of the Share Exchange Agreement and the Closing, and (2) no transfer of Manuka Shares by the Shareholders during the period between the execution of the Share Exchange Agreement and the Closing.

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

Our Board of Directors is exploring strategic alternatives, which may include future acquisitions, a merger with another company or the sale of the public shell company. In that regard, on March 6, 2022, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Manuka Ltd, an Israeli company (the “Manuka”) and the shareholders of Manuka (the “Shareholders”). Since its inception, Manuka’s business activities primarily consisted of distributing Manuka honey imported from New Zealand, developing and distributing supplements aimed at the beauty and skincare markets and, developing and manufacturing skincare products based on New Zealand’s manuka honey and bee venom, among other natural ingredients. The Share Exchange Agreement provides that, upon the terms, and subject to the conditions set forth therein, on the closing date (the “Closing”), the Company will acquire all of the outstanding shares of Manuka (the “Manuka Shares”) from the Shareholders in exchange for an aggregate of 92,446,687 shares of the Company’s common stock (the “Consideration Shares”), such that the Shareholders will hold, immediately following the Closing, eighty-nine percent (89%) of the Company’s issued and outstanding share capital. At Closing, should it be required as a condition by the Israeli Tax Authority to affect a tax ruling to approve the transactions contemplated by the Share Exchange Agreement (the “Tax Ruling”), the Manuka Shares and the Consideration Shares will be placed in escrow with a third-party escrow agent pending the Closing. As required under Israeli law, following the Closing, and upon receipt of regulatory approvals, Manuka will become the Company’s wholly owned subsidiary. Following the Closing, (i) the Manuka Shares will be released to the Company and (ii) the Consideration Shares will be released to the Shareholders. To the extent required pursuant to the Tax Ruling, prior to the Closing, the parties will engage a trustee (the “103K Trustee”) under a separate trust agreement (the “Trust Agreement”), who shall hold in trust (i) all Manuka Shares for the benefit of the Company, and (ii) all Consideration Shares for the benefit of Shareholders, with the foregoing being respectively released to the designated beneficiary pursuant to the terms of the Trust Agreement and the Tax Ruling. The Share Exchange Agreement contains customary representations and warranties from each party to the agreement, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of each of Manuka’s and the Company’s business during the period between the execution of the Share Exchange Agreement and the Closing, and (2) no transfer of Manuka Shares by the Shareholders during the period between the execution of the Share Exchange Agreement and the Closing. There is no guarantee that the Company will be able to close the Share Exchange Agreement or conduct the Closing.

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021 (dollars in thousands)

REVENUES.  We did not have any revenue-producing operations for the three months ended March 31, 2022 or for the three months ended March 31, 2021.

PROFIT FROM SALE OF OPERATIONS, NET.  We did not incur a profit from the sale of operations in the three months ended March 31, 2022 or the three months ended March 31, 2021.

COST OF REVENUES. We had no cost of revenues for the three months ended March 31, 2022 or for the three months ended March 31, 2021, due to the fact that we had no revenue-producing operations.

RESEARCH AND DEVELOPMENT EXPENSES. We incurred no research and development expenses for the three months ended March 31, 2022 or for the three months ended March 31, 2021, due to the termination of the License Agreement resulting in the Company no longer having business operations.

SELLING AND MARKETING EXPENSES. We did not incur any selling and marketing expenses for the three months ended March 31, 2022, or for the three months ended March 31, 2021,due to us no longer having business operations.

GENERAL AND ADMINISTRATIVE EXPENSES. We incurred $28 in general and administrative expenses for the three months ended March 31, 2022 compared to $35 for the three months ended March 31, 2021, which consisted primarily of compensation costs for administrative, finance and general management personnel, legal, accounting and administrative costs and option expenses. The decrease in general and administrative expenses is primarily due to a decrease in legal expenses for the three months ended March 31, 2022 and due to us no longer having business operations.

FINANCIAL (EXPENSE) INCOME, NET. We incurred $2 in financial expense for the three months ended March 31, 2022 compared to $1 for the three months ended March 31, 2021.

OTHER EXPENSES.  We incurred no other expenses in the three months ended March 31, 2022 or March 31, 2021.

NET LOSS. We incurred a net loss of $30 for the three months ended March 31, 2022 and $36 for the three months ended March 31, 2021. The decrease in net loss is primarily due to a decrease of $7 in general and administrative expenses and an increase of $1 in financial expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had an accumulated deficit of $2,515 and a negative working capital (current assets less current liabilities) of $522. Losses will probably continue for the foreseeable future.

We do not have any material capital commitments for capital expenditures as of March 31, 2022.

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

           As of March 31, 2022, we had accumulated liabilities of $529.

          As of March 31, 2022, we had cash and cash equivalents of $2 and negative cash flows from operating activities of $1 for the period then ended. The negative cash flow from operating activities in the period ended March 31, 2022 is attributable mainly to the net loss of $30, share-based compensation expenses of $4, a decrease in other accounts receivable and prepaid expenses of $1 and an increase in accrued expenses and other payables of $26.

OFF BALANCE SHEET ARRANGEMENTS

None.

ITEM 4.              CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We intend to remediate the material weakness in internal controls identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our Chief Financial Officer as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience.

PART II.             OTHER INFORMATION

ITEM 6.              EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

10.1*	Share Exchange Agreement by and between Artemis Therapeutics, Inc., Manuka Ltd., an Israeli company and the shareholders of Manuka Ltd., dated March 6, 2022.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Shareholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Dated: May 23, 2022	By:	/s/ Chanan Morris
Chanan Morris
Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)