Form 10-Q
period 2022-06-30
Artemis Therapeutics, Inc.
filed 2022-08-22
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number 0-24431)
________________

ARTEMIS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3 Eliezer Vardinon St., Petach Tikva, Israel	4959507
(Address of principal executive offices)	(Zip Code)

(646) 233-1454
(Registrant’s telephone number, including area code)

18 East 16th Street, Suite 307, New York, NY 10003
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ATMS	OTC Pink Open Market

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

Yes ☐   No ☒

The number of shares of Common Stock of the registrant outstanding was 45,125,405 as of August 22, 2022.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Quarterly Report to “Company”, “Artemis,”, “Manuka”, “we,” “us” and “our” are references to Artemis Therapeutics, Inc., a Delaware corporation, together with its consolidated subsidiaries.

ARTEMIS THERAPEUTICS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information set forth in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein may address or relate to future events and expectations and as such constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such forward-looking statements may include projections with respect to market size and acceptance, revenues and earnings, marketing and sales strategies, and business operations. Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●          sales of our products;

●          the size and growth of our product market;

●          our limited operating history and inability to effectively grow our business;

●          our developing and manufacturing capabilities;

●          supply disruption;

●          our entering into certain partnerships with third parties;

●          obtaining required regulatory approvals for sales or exports of our products;

●          our marketing plans;

●          our expectations regarding our short- and long-term capital requirement

●          the effect of COVID-19 on our business;

●          our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses;

●          information with respect to any other plans and strategies for our business; and

●          those factors referred to under “Risk Factors.” in our Current Report on Form 8-K on July 5, 2022.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements.

All forward-looking statements included in this prospectus are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this prospectus.

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all the risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this prospectus.

PART I.               FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

ARTEMIS THERAPEUTICS, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
June 30, 2022

U.S. DOLLARS

ARTEMIS THERAPEUTICS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. DOLLARS

		June 30	December 31
	Note	2 0 2 2	2 0 2 1
		$	$
		Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		149,396	471,074
Trade receivables		44,870	171
Other receivables		13,205	19,477
Inventory	3	66,112	73,972
Total current assets		273,583	564,694

NON-CURRENT ASSETS:
Property and equipment, net		48,753	36,500
Operating lease right-of-use assets	4	46,462	55,402
Intangible assets, net		36,656	32,154
Total long-term assets		131,871	124,056

TOTAL ASSETS		405,454	688,750

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term credit		85,864	96,608
Trade account payables		75,566	42,040
Short-term operating lease liabilities	4	18,014	19,118
Other account payables		202,337	101,875
Total current liabilities		381,781	259,641

NON-CURRENT LIABILITIES:
Long-term loan from a related party	6	233,449	238,957
Long-term operating lease liabilities	4	24,824	38,369
Other liabilities		35,462	32,268
Total long-term liabilities		293,735	309,594
Total liabilities		675,516	569,235

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $0.01 par value - authorized: 51,000,000; issued and outstanding: 45,125,405 as of June 30, 2022 and 31,549,132 as of December 31, 2021	5	451,254	315,491
Series A Convertible Preferred stock, $0.01 par value - Authorized: 1,000 shares; issued and outstanding: 453 shares as of June 30, 2022 and December 31, 2021		5	-
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of June 30, 2022 and December 31, 2021		3	-
Series D Convertible Preferred stock, $0.01 par value - Authorized: 110,000 shares; issued and outstanding: 110,000 shares as of June 30, 2022 and December 31, 2021		1,100	1,100
Capital reserve from transaction with related parties		24,799	14,806
Additional paid in capital		54,925	185,585
Accumulated deficit		(802,148)	(397,467)
Total stockholders' deficiency		(270,062)	119,515

Total liabilities and stockholders’ equity (deficiency)		405,454	688,750

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. DOLLARS

	Six Months ended June 30		Three Months ended June 30
	2 0 2 2	2 0 2 1	2 0 2 2	2 0 2 1
	$	$	$	$
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	77,660	3,377	61,283	3,377
Costs of revenues	20,659	550	16,719	550

Gross profit	57,001	2,827	44,564	2,827

Operating expenses
Sales and marketing	196,034	18,073	86,832	8,023
General and administrative	280,180	55,170	178,367	34,369
Total operating expenses	476,214	73,243	265,199	42,392

Operating loss	(419,213)	(70,416)	(220,635)	(39,565)

Financial (expenses) income, net	14,532	(8,251)	19,239	(6,309)

Net Loss and Total Comprehensive Loss	(404,681)	(78,667)	(201,396)	(45,874)

Loss per share:

Basic and diluted net loss per share	(0.0041)	(0.0010)	(0.0021)	(0.0006)

Weighted average number of shares of Common Stock used in calculation of net loss per common share:	31,624,556	26,109,483	31,699,979	26,109,483

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
 Interim Condensed Statements of Stockholders’ Equity (Unaudited)
U.S. dollars

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$	$	$	$

Balance as of December 31, 2020	26,109,483	261,095	-	-	-	-	91,034	910	2,065	(261,727)	(67,680)	(65,337)

Imputed interest on Stockholders’ loan (Note 6)	-	-	-	-	-	-	-	-	4,433	-	-	4,433
Net Loss											(78,667)	(78,667)

Balance as of June 30, 2021	26,109,483	261,095	-	-	-	-	91,034	910	6,498	(261,727)	(146,347)	(139,571)

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$	$	$	$

Balance as of March 31, 2021	26,109,483	261,095	-	-	-	-	91,034	910	3,794	(261,727)	(100,473)	(96,401)

Imputed interest on Stockholders’ loan (Note 6)	-	-	-	-	-	-	-	-	2,704	-	-	2,704
Net Loss	-	-	-	-	-	-	-	-	-	-	(45,874)	(45,874)

Balance as of June 30, 2021	26,109,483	261,095	-	-	-	-	91,034	910	6,498	(261,727)	(146,347)	(139,571)

*Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
Interim Condensed Statements of Stockholders’ Equity (Unaudited)
U.S. dollars

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
	Number	$	Number	$	Number	$	Number	$	$	$	$	$
*
Balance as of December 31, 2021	31,549,132	315,491	-	-	-	-	110,000	1,100	14,806	185,585	(397,467)	119,515
Stock based compensation to service provider	2,242,509	22,425	-	-	-	-	-	-	-	42,744	-	65,169
Effect of reverse recapitalization transaction	11,333,764	113,338	453	5	250	3	-	-	-	(173,404)	-	(60,058)
Imputed interest on stockholders’ loan (Note 6)	-	-	-	-	-	-	-	-	9,993	-	-	9,993
Net Loss	-	-	-	-	-	-	-	-	-	-	(404,681)	(404,681)

Balance as of June 30, 2022	45,125,405	451,254	453	5	250	3	110,000	1,100	24,799	54,925	(802,148)	(270,062)

*Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.

Interim Condensed Statements of Stockholders’ Equity (Unaudited)
U.S. dollars

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
	Number	$	Number	$	Number	$	Number	$	$	$	$	$
*
Balance as of March 31, 2022	31,549,132	315,491	-	-	-	-	110,000	1,100	19,264	185,585	(600,752)	(79,312)
Stock based compensation to service provider	-	-	-	-	-	-	-	-	-	65,169	-	65,169
Exercise of options by services provider	2,242,509	22,425	-	-	-	-	-	-	-	(22,425)	-	-
Effect of reverse recapitalization transaction	11,333,764	113,338	453	5	250	3	-	-	-	(173,404)	-	(60,058)
Imputed interest on stockholders’ loan (Note 6)	-	-	-	-	-	-	-	-	5,535	-	-	5,535
Net Loss	-	-	-	-	-	-	-	-	-	-	(201,396)	(201,396)

Balance as of June 30, 2022	45,125,405	451,254	453	5	250	3	110,000	1,100	24,799	54,925	(802,148)	(270,062)

*Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
Interim Condensed Consolidated Statement of Cash Flows (Unaudited)
U.S. dollars

	Six Months ended June 30
	2 0 2 2	2 0 2 1
	$	$
Cash flows from operating activities:
Net loss	(404,681)	(78,667)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,313	16
Increase in operating lease liabilities	(5,709)	-
Share-based to service provider	65,169	-
Increase (decrease) in other liabilities	(3,237)	-
Exchange rate differences from stockholders' loans	(5,508)	-
Accrued interest from stockholders' loans	9,993	4,433
Increase in accounts receivable and other receivables	(33,486)	(13,390)
Increase in accounts payable and accrued expenses	68,989	3,580
Increase (decrease) in inventory	7,860	(15,283)

Net cash used in operating activities	(293,297)	(99,311)

Cash flows from investing activities:
Purchase of property and equipment	(17,637)	(16,832)

Net cash used in investing activities	(17,637)	(16,832)

Cash flows from financing activities:
Short-term credit	(10,744)	45,751
Loan received from stockholders	-	67,338

Net cash provided by financing activities	(10,744)	113,089

Increase in cash and cash equivalents	(321,678)	(3,054)

Cash and cash equivalents at beginning of period	471,074	3,054

Cash and cash equivalents at end of period	149,396	-

Non-cash activities:
Intangible assets recognized with corresponding other liability	6,431	-
Reverse recapitalization effect on equity	(60,058)	-

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1  -     DESCRIPTION OF BUSINESS AND GENERAL

Artemis Therapeutics Inc. (“the Company”) was originally incorporated under the laws of the State of Nevada, on April 22, 1997. Based on the lack of Company business activities since January 10, 2019, the Company was classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

On March 6, 2022, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Manuka Ltd., and the shareholders of Manuka Ltd., a Company incorporated in Israel and engaged in developing and manufacturing skincare products based on Mānuka honey and bee venom.

According to the Share Exchange Agreement, on June 30, the Company acquired 100% of the outstanding shares of Manuka Ltd (the “Recapitalization Transaction”). Pursuant to the aforementioned merger agreement, in exchange for all of the outstanding shares of Manuka Ltd., the Company issued to the shareholders of Manual Ltd. a total of 33,791,641 common stock (including 2,242,509 shares issued to service provider) and 110,000 preferred D shares, convertible into 66,000,000 common stock of the Company, representing 89% of the total shares issued and outstanding after giving effect to the Recapitalization Transaction. As a result of the Recapitalization Transaction, Manual Ltd. became a wholly owned subsidiary of the Company. As the shareholders of Manual Ltd. received the largest ownership interest in the Company, Manual Ltd.  was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the financial statement of Manuka Ltd. for all periods presented.

The number of shares included within these financial statements have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Pink Open Market under the symbol “ATMS.”

The Company is in its early stages and there is great uncertainty regarding the future of its operations. Moreover, the Company is thinly capitalized and has not yet generated cash from operations. The Company raised funds from an outside investor, but it does not seem to be sufficient to fund its operation for the period of twelve months from the date of approval of the financial statements. In order to mitigate that risk, management received support from its major shareholder by way of a support letter securing the necessary funds to the Company in case of need.

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2  -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.        Accounting principles:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the SEC regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed).

These financial statements and accompanying notes should be read in conjunction with the 2021 consolidated financial statements and notes thereto included.

B.        Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and accompanying notes and reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

C.        Impact of recently issued and adopted accounting standards:

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3  -     INVENTORIES

Composition:

	June 30,	December 31,
	2 0 2 2	2 0 2 1
	(Unaudited)	(Audited)

Raw materials	24,391	31,098
Finished goods	41,721	42,874
	66,112	73,972

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4  -     LEASES

On August 10, 2021, the Company entered into an operating lease agreement for its office. The Company signed a new agreement for its current office and manufacturing facilities lease which originally was to end in 2022. The lease agreement is for one year starting in October 2021, with two options to extend the lease by another one year for each option until September 30, 2024. The Company is reasonably certain that it will exercise the additional two options starting in October 2022.

A.         The components of operating lease costs were as follows (unaudited):

	Six Months ended June 30
	2 0 2 2	2 0 2 1

Operating lease cost	10,947	-
Total lease costs	10,947	-

B.         Supplemental balance sheet information related to operating leases is as follows (unaudited):

	June 30,	December 31,
	2 0 2 2	2 0 2 1

Operating lease right-of-use assets	46,462	55,402
Operating lease liabilities, current	18,014	19,118
Operating lease liabilities, long-term	24,824	38,369
Weighted average remaining lease term (in years)	2.25	2.75
Weighted average discount rate	7.85%	7.85%

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4  -     LEASES (Cont.)

C. Future lease payments under operating leases as of June 30, 2022, are as follows (unaudited):

June 30,
2 0 2 2

2022	10,286
2023	20,914
2024	15,686
Total undiscounted lease payments	46,886
Less: imputed interest	(4,048)
Present value of lease liabilities	42,838

NOTE 5  -     STOCKHOLDERS' EQUITY

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

B.        Issuance of Shares:

On December 20, 2021, the Company entered into a securities purchase agreement, or the “SPA,” with certain investors. Pursuant to the SPA, the Company agreed to sell 5,439,650 shares of Common Stock and 18,966 Series D Convertible Preferred Stock to the investors for aggregate consideration of $500,016 following the consummation of the transactions contemplated by the investor’s holdings of the Company, representing 17.24% of the issued capital of the Company on a fully diluted basis.

As detailed in Note 1, as part of the Recapitalization Transaction on June 30, 2022, the Company issued 33,791,641 shares of Common Stock and 110,000 are designated as Series D Convertible Preferred Stock in exchange for approximately 89% of the issued and outstanding ordinary shares and all the preferred shares of Manuka Ltd. The number of shares prior to the Recapitalization Transaction have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5  -     STOCKHOLDERS' EQUITY (Cont.)

C.       Preferred Stock:

The Series A Convertible Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any junior securities. The Series A convertible Preferred shall be convertible into Common Stock by dividing the Stated Value by the Conversion Price. Each share of the Series A Preferred has a par value of $0.01 per share and convertible into 1,453.65 shares of Common Stock

The Series C Convertible Preferred shares confer upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any junior securities. The Series C convertible Preferred shall be convertible by dividing the Stated Value by the Conversion Price. Each share of the Series C Preferred has a par value of $0.01 per share and convertible into 1,000 shares of Common Stock

The Series D Convertible Preferred shares confer upon their holders the right receive notice to participate and vote in general meetings of Stockholders of the Company on an as converted basis, the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any junior securities. The Series D convertible Preferred shall be convertible by dividing the Stated Value by the Conversion Price. Each share of the Series A Preferred has a par value of $0.01 per share and convertible into 600 shares of Common Stock

D.       Stock Option:

On January 19, 2022, the Company entered into agreement with a services provider according to which the Company granted the services provider options to purchase 2.25% of the Company’s issued and outstanding ordinary shares with exercise price equal to the par value of the shares. The option will be fully exercisable a moment before the closing date of the share exchange agreement and can be exercised no later than the closing date. On June 30, 2022 the services provider exercised the option into 2,242,509 common stock of the Company

NOTE 6  -     RELATED PARTY BALANCES AND TRANSACTIONS

During 2020 and 2021 and the period ended in June 2022, the founder of Manuka Ltd., Mr. Shimon Citron, a director and Chief Executive Officer of the Company, provided the Company with several loans at an aggregate amount of $233 thousand as of June 30, 2022. The loans bear no interest and are linked to the Israeli Consumer Prices Index (“CPI”). The repayment date has not been determined.

The Company considered whether the loans it received from its stockholders are beneficial and hence such benefit should be recorded in capital reserve from the transaction with a related party.

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6  -     RELATED PARTY BALANCES AND TRANSACTIONS (Cont.)

The Company estimated the value of the benefit as the difference between the interest rate stipulated in the contract and the interest rate commensurate with such loans expected in an arms-length transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which the Company's management considers being the best estimate of the Company’s interest rate close to the date of receiving loans from the Stockholders). Accordingly, as a result of the fact that Stockholders'  loan bears no interest and with no maturity date, the benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) determined to be approximately 8.85%. The benefit for the years ended December 31, 2021, and ended June 2022 were $12,741 and $9,993 respectively.

A.        Balances with related parties:

	June 30,	December 31,
	2 0 2 2	2 0 2 1

Long-term Loan from a related party	233,449	238,957

B.        Transactions with related parties (unaudited):

	Six Months ended June 30
	2 0 2 2	2 0 2 1

Trade account payables	67,751	-
Management fees to a stockholder	32,279	24,540
Sales and marketing	64,811	-
Interest on loans from controlling stockholder	9,993	4,433
Stockholder’s Salaries	35,607	-

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to “the Company” “we,” “us,” or “our,” refer to Artemis Therapeutics, Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

The following management’s discussion and analysis should be read in conjunction with our financial statements, related notes and other information included in this Quarterly Report on Form 10-Q, the audited financial statements and related notes for the year ended December 31, 2021 and the Risk Factors included in our Current Report on Form 8-K filed with the SEC on July 5, 2022, and with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”. You should review the “Risk Factors” section of our Current Report on Form 8-K filed with the SEC on July 5, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

OVERVIEW

Until January 10, 2019, we were engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. On January 10, 2019, we received a notice regarding the immediate termination of a certain license agreement, dated May 31, 2016 (the “License Agreement”), executed by and between the Company, Hadasit Medical Research Services and Development Ltd. and the Hong Kong University of Science and Technology R and D Corporation Limited. We relied primarily on the License Agreement with respect to the development of Artemisone, our former lead product candidate. Upon the termination of the License Agreement, the Company ceased having an operating business.

From January 10, 2019 through June 30, 2022, we had no business operations and have classified as a “shell” company, as such term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

On March 6, 2022, we signed a Share Exchange Agreement, as amended (the “Share Exchange Agreement”), with Manuka Ltd., a limited liability company organized under the laws of the State of Israel, having an office for the transaction of business at 3 Eliezer Vardinon St., Petach Tikva, 4959507, Israel (“Manuka”), pursuant to which Manuka became our wholly owned subsidiary. Since its inception, Manuka’s business activities primarily consisted of distributing Mānuka honey imported from New Zealand, developing and distributing supplements aimed at the beauty and skincare markets and, developing and manufacturing skincare products based on New Zealand’s Mānuka honey and bee venom, among other natural ingredients. All three segments of Manuka’s products are to be marketed and sold solely on its websites. Manuka's skincare products are manufactured in Israel. The transactions contemplated by the Share Exchange Agreement closed on June 30, 2022 (the “Closing”) and following the Closing, we adopted the business of Manuka.

Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of Manuka (the “Manuka Shares”) from Manuka’s shareholders in exchange for an aggregate amount of 33,791,641 common stock (including 2,242,509 shares issued to services provider) of our common stock of and 110,000 shares of our Series D Preferred stock (convertible into 66,000,000 shares of our common stock) (collectively, the “Consideration Shares”), such that Manuka’s shareholders held, immediately following the closing, eighty-nine percent (89%) of our issued and outstanding share capital (including and assuming the full conversion of the Series D Preferred stock).

In addition, on June 30, 2022, we entered into various debt forgiveness agreements with various existing stockholders, including Tonak Ltd., for the forgiveness of an aggregate of $306,117 in outstanding debt in exchange for the issuance of 3,031,567 shares of Artemis’ common stock. On June 30, 2022, we entered into various warrant exchange agreements for the exchange of certain warrants to purchase shares of our common stock, originally issued in October 2017, in exchange for an aggregate of 2,342,802 shares of our common stock. Finally, on June 30, 2022, we entered into a debt forgiveness agreement and warrant exchange agreement with Cutter Mill Capital, pursuant to which we agreed to issue 894,169 shares of our common stock. We also agreed to register all such shares issued to Cutter Mill Capital, including any and all shares issued or issuable to such holder upon conversion of any of its outstanding preferred stock, within the earlier of 60 days following the closing date (provided, however that in the event the company has not cleared comments with the SEC with respect to the filing of the Current Report on Form 8-K filed on July 5, 2022 relating to the transactions contemplated by the Share Exchange Agreement, such date shall be 90 days following the date of the agreement) and the date that we file our next registration statement, and agreed to obtain effectiveness within 90 days (or 120 days in the event of a full review by the SEC).

We are a beauty company that develops and distributes premium-quality skincare products, that are based on Mānuka honey and bee venom. Since our inception, Manuka’s business activities primarily consisted of developing and manufacturing skincare products based on Mānuka honey and bee venom from New Zealand, among other natural ingredients, marketed and sold solely on our website in Israel, www.bmanuka.co.il, and to be marketed and sold globally at www.bmanuka.com.

Our Common Stock is quoted on the OTC Pink Open Market under the symbol “ATMS”.

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenues. During the three months ended June 30, 2022, we generated revenues of $61,283, compared to $3,377 for the three months ended June 30, 2021. The reason for the increase in revenues for the three months ended June 30, 2022, was mainly due to our marketing and sales efforts, and an increase in sales and repeat customers.

Sales and Marketing Expenses. During the three months ended June 30, 2022, we had sales and marketing expenses of $86,832 compared to $8,023 for the three months ended June 30, 2021. The increase in our Sales and Marketing Expenses for the three months ended June 30, 2022 is mainly as a result of our efforts to increase our sales and for generating new customers.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2022, which consisted primarily of professional services and salaries, amounted to $178,367, compared to $34,369 for the three months ended June 30, 2021. The increase in the general and administrative expenses for the three months ended June 30, 2022, was mainly due to an increase in consultants and professional services expenses paid in connection with the Reverse Recapitalization Transaction.

Financial Expense. For the three months ended June 30, 2022, we had financial income, net of $19,239 compared to financial expense of $6,309 for the three months ended June 30, 2021. The reason for the decrease in financial expenses for the three months ended June 30, 2022, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $201,396 for the three months ended June 30, 2022 as compared to a net loss of $45,874 for the three months ended June 30, 2021. The reason for the increase in net loss is mainly due to the increase in the Company's marketing and sales efforts to increase the number of customers as well as an increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

Revenues. During the six months ended June 30, 2022, we generated revenues of $77,660, compared to $3,377 for the six months ended June 30, 2021. The reason for the increase in revenues for the six months ended June 30, 2022, was mainly due an increase of our sales and repeated customers as a result of an increase of marketing and sales efforts, including sales of 5 new products in addition to our first product.

Sales and Marketing Expenses. During the six months ended June 30, 2022, we had sales and marketing expenses of $196,034, compared to $18,073 for the six months ended June 30, 2021. The increase in our sales and marketing expenses for the six months ended June 30, 2022 is mainly due to the Company's efforts to increase its sales and generate new customers.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2022, which consisted primarily of professional services and stockholder’s salaries, amounted to $280,180, compared to $55,170 for the six months ended June 30, 2021. The increase in the general and administrative expenses for the six months ended June 30, 2022, was mainly due to increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement.

Financial Expense. For the six months ended June 30, 2022, we had financial income, net of $14,532 compared to financial expense of $8,251 for the six months ended June 30, 2021. The reason for the decrease in financial expenses for the six months ended June 30, 2022, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $404,681 for the six months ended June 30, 2022 as compared to a net loss of $78,667 for the six months ended June 30, 2021. The reason for the increase in net loss is mainly due to the increase in the Company's marketing and sales efforts to increase the number of customers as well as an increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement.

LIQUIDITY AND CAPITAL RESOURCES

We had $149,396 in cash at June 30, 2022 versus $0 in cash at June 30, 2021. Cash used by operations for the six months ended June 30, 2022 was $293,297 as compared to $99,311 for six months ended June 30, 2021. The reason for the increase in cash used by operations is primarily due to payments to consultants and financial services as well as payments to marketing and public relations for the exposure to the Company's products.

Net cash provided by financing activities was $10,744 for the six months ended June 30, 2022, as compared to net cash provided by financing activities of $113,089 for the six months ended June 30, 2021. The decrease is mainly due to decrease in receipt of credit and owner loans and the use of working capital.

Cash Flows

The following table sets forth selected cash flow information for the periods indicated:

	Six Months ended June 30
	2 0 2 2	2 0 2 1
	$	$
Cash flows from operating activities:
Net loss	(404,681)	(78,667)
Net cash used in operating activities	(293,297)	(99,311)
Cash flows from investing activities:
Net cash used in investing activities	(17,637)	-
Cash flows from financing activities:
Net cash provided by financing activities	(10,744)	113,089
Cash and cash equivalents at beginning of period	471,074	3,054

Cash and cash equivalents at end of period	$149,396	-
Non-cash activities:
Intangible assets recognized with corresponding other liability	6,431	-
Reverse recapitalization effect on equity	(60,058)

Net cash used in operating activities

Net cash used in operating activities was $293,297 for the six months ended June 30, 2022 an increase of 195% compared to $99,311 used in operations for the same period in 2021. Cash used in operations increased mainly due to the increase in our operating activities.

Net cash used in investing activities

Net cash used for investing activities was $17,637 for the six months ended June 30, 2022, an increase of $805 compared to $16,832 for the same period in 2021. Cash used for investing activities increased mainly due to an increase in fixed assets (purchase of property and equipment) during the six months ended June 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $(-10,744) for the six months ended June 30, 2022 compared to $113,089 net cash provided by financing activities during the same period in 2021. The decrease in financing activities is mainly due to a decrease in short-term bank credit and other loans for working capital.

Inflation and Price Changes

Our functional and reporting currency is the U.S. dollar. We incur some of our expenses in other currencies. As a result, we are exposed to the risk that the rate of inflation in countries in which we are active other than the United States will exceed the rate of devaluation of such countries’ currencies in relation to the dollar or that the timing of any such devaluation will lag behind inflation in such countries. To date, we have been affected by changes in the rate of inflation or the exchange rates of other countries’ currencies compared to the dollar, and we cannot assure you that we will not be adversely affected in the future.

For the three and six months ended June 30, 2022, the rate of inflation in Israel was 3.22% and 1.60%, respectively. At June 30, 2021, the NIS increase in value versus the U.S. dollar by approximately 12.54% as of June 30, 2022 and 1.4% as of June 30, 2021.

CURRENT OUTLOOK

We anticipate that our cash balances will be sufficient to permit us to conduct our operation until December 2023. We may also satisfy future liquidity needs through the sale of our securities, either in public or private transactions.

If we are unable to obtain sufficient amounts of additional capital, we may be required to raise capital, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.              CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

10.1
Share Exchange Agreement by and between Artemis Therapeutics, Inc., Manuka Ltd., an Israeli company and the shareholders of Manuka Ltd., dated March 6, 2022 (previously filed as exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 23, 2022).

10.2
First Amendment to Share Exchange Agreement by and between Artemis Therapeutics, Inc., Manuka Ltd., an Israeli company and the shareholders of Manuka Ltd., dated June 30, 2022 (previously filed as exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 5, 2022).

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a).*

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Date: August 22, 2022	By:	/s/ Shimon Citron
	Name:	Shimon Citron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2022	By:	/s/ David Dana
	Name:	David Dana
	Title:	Chief Financial Officer (Principal Financial Officer)