Form 10-Q
period 2022-09-30
Artemis Therapeutics, Inc.
filed 2022-11-14
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Not Applicable
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

Yes ☐   No ☒

The number of shares of Common Stock of the registrant outstanding was 112,033,909 as of November 14, 2022.

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

Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such forward-looking statements may include projections with respect to market size and acceptance, revenues and earnings, marketing and sales strategies, and business operations. Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”), including our Current Report on Form 8-K filed on July 5, 2022, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	sales of our products;
●	the size and growth of our product market;
●	our limited operating history and inability to effectively grow our business;
●	our developing and manufacturing capabilities;
●	supply disruption;
●	our entering into certain partnerships with third parties;
●	obtaining required regulatory approvals for sales or exports of our products;
●	our marketing plans;
●	our expectations regarding our short- and long-term capital requirement;
●	the effect of COVID-19 on our business;
●	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and
●	information with respect to any other plans and strategies for our business.

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

PART I.                FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

ARTEMIS THERAPEUTICS, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

September 30, 2022

IN THOUSANDS U.S. DOLLARS

ARTEMIS THERAPEUTICS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

IN THOUSANDS U.S. DOLLARS

		September 30	December 31
	Note	2 0 2 2	2 0 2 1
		$	$
		Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		85	471
Trade receivables		21	-
Other receivables		52	20
Inventory	3	66	74
Total current assets		224	565

NON-CURRENT ASSETS:
Property and equipment, net		54	37
Operating lease right-of-use assets	4	42	55
Intangible assets, net		36	32
Total long-term assets		132	124

TOTAL ASSETS		356	689

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Short-term credit		85	97
Trade accounts payable		358	42
Short-term operating lease liabilities	4	18	19
Other accounts payable		257	102
Total current liabilities		718	260

NON-CURRENT LIABILITIES:
Long-term loans from a major stockholder	6	233	239
Long-term operating lease liabilities	4	20	38
Other liabilities		35	32
Total long-term liabilities		288	309

Total liabilities		1,006	569
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $0.01 par value - authorized: 150,000,000; issued and outstanding: 111,125,405 as of September 30, 2022 and 31,549,132 as of December 31, 2021	5	1,111	315
Series A Convertible Preferred stock, $0.01 par value - Authorized: 1,000 shares; issued and outstanding: 453 shares as of September 30, 2022 and December 31, 2021		-	-
Series C Convertible Preferred stock, $0.01 par value - Authorized: 250 shares; issued and outstanding: 250 shares as of September 30, 2022 and December 31, 2021		-	-
Series D Convertible Preferred stock, $0.01 par value - Authorized: 110,000 shares; issued and outstanding: 0 shares as of September 30, 2022 and 110,000 as of December 31, 2021		-	1
Capital reserve from transaction with related parties		31	15
Share based compensation		58	-
Additional paid in capital		-	186
Accumulated deficit		(1,850)	(397)
Total stockholders' deficiency		(650)	120

Total liabilities and stockholders' equity		356	689

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Nine Months ended September 30		Three Months ended September 30
	2 0 2 2	2 0 2 1	2 0 2 2	2 0 2 1
	$	$	$	$

Revenues	195	7	118	3
Costs of revenues	25	2	4	1

Gross profit	170	5	114	2

Operating expenses
Sales and marketing	465	37	269	19
General and administrative	570	99	290	44

Total operating expenses	1,035	136	559	63

Operating loss	(865)	(131)	(445)	(61)

Financial expenses income, net	16	(16)	1	(8)

Net Loss and Total Comprehensive Loss	(849)	(147)	(444)	(69)

Loss per share:

Basic and diluted net loss per common stock	(0.02)	(0.00)	(0.01)	(0.00)

Weighted average number of shares of Common Stock used in calculation of net loss per share of Common Stock:	38,567,577	26,109,483	52,299,318	26,109,483

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY UNAUDITED IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$	$	$	$

Balance as of December 31, 2020	26,109,483	261					91,034	1	2	(261)	(68)	(65)

Transactions with stockholders (Note 6)									8			8
Net Loss											(147)	(147)

Balance as of September 30, 2021	26,109,483	261					91,034	1	10	(261)	(215)	(204)

Balance as of June 30, 2021	26,109,483	261					91,034	1	6	(261)	(146)	(139)
Transactions with stockholders (Note 6)	-	-							4		-	4
Net Loss	-	-									(69)	(69)

Balance as of September 30, 2021	26,109,483	261					91,034	1	10	(261)	(215)	(204)

*Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Share based compensation	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$	$	$	$	$
Balance as of December 31, 2021	31,549,132	315					110,000	1	15	-	186	(397)	120

Stock based compensation on stock options granted to a service provider	2,242,509	23									42		65
Effect of reverse recapitalization transaction	11,333,764	113	453	-	250	-					(173)		(60)
Conversion of preferred share of common stock	66,000,000	660					(110,000)	(1)			(55)	(604)	-
Share base compensation										58			58
Transactions with stockholders (Note 6)									16				16
Net Loss												(849)	(849)
Balance as of September 30, 2022	111,125,405	1,111	453	-	250	-	-	-	31	58	-	(1,850)	(650)

*Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Share based compensation	Additional Paid in Capital	Accumulated deficiency	Total
	Number	$	Number	$	Number	$	Number	$	$	$	$	$	$
*
Balance as of June 30, 2022	45,125,405	451	453	-	250	-	110,000	1	25	-	55	(802)	(270)

Conversion of preferred share of common stock	66,000,000	660					(110,000)	(1)			(55)	(604)	-
Share based compensation										58			58
Transactions with stockholders (Note 6)	-	-							6			-	6
Net Loss	-	-									-	(444)	(444)

Balance as of September 30, 2022	111,125,405	1,111	453	-	250	-	-	-	31	58	-	(1,850)	(650)

*Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.

INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Nine Months ended September 30
	2 0 2 2	2 0 2 1
	$	$
Cash flows from operating activities:
Net loss	(849)	(147)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	12	1
Share based compensation	58	-
Increase in operating lease liabilities	(6)	-
Share-based to service provider	65	-
Decrease in other liabilities	(3)	-
Exchange rate differences from stockholders' loans	(6)	-
Accrued interest from stockholder loans from a major stockholder	16	8
Increase in trade account receivable and other receivables	(48)	(12)
Increase in trade accounts payable and other accounts payable	404	23
Increase (decrease) in inventory	8	(36)

Net cash used in operating activities	(349)	(163)

Cash flows from investing activities:
Purchase of property and equipment	(26)	(28)

Net cash used in investing activities	(26)	(28)

Cash flows from financing activities:
Short-term credit	(11)	71
Loans received from a major stockholder	-	117

Net cash provided by financing activities	(11)	188

Decrease in cash and cash equivalents	(386)	(3)

Cash and cash equivalents at beginning of period	471	3

Cash and cash equivalents at end of period	85	-

Non-cash activities:
Intangible assets recognized with corresponding other liability	6	-
Reverse recapitalization effect on equity	(60)	-

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1     -  DESCRIPTION OF BUSINESS AND GENERAL

Artemis Therapeutics Inc. (“the Company”) was originally incorporated under the laws of the State of Nevada, on April 22, 1997. Based on the lack of business activities since January 10, 2019, the Company was classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

As of September 30, following the completion of the transactions contemplated by the Share Exchange Agreement (as defined and detailed below), the Company is no longer classified as a “shell” Company.

On March 6, 2022, the Company entered into a Share Exchange Agreement, as amended on June 30, 2022 (the “Share Exchange Agreement”) with Manuka Ltd., and the shareholders of Manuka Ltd., a company incorporated in Israel and engaged in developing and manufacturing skincare products based on Mānuka honey and bee venom.

Pursuant to the terms of the Share Exchange Agreement, on June 30, 2022, the Company acquired 100% of the outstanding shares of Manuka Ltd. (the “Reverse Recapitalization Transaction”). Pursuant to the Share Exchange Agreement, in exchange for all of the outstanding shares of Manuka Ltd., the Company issued to the shareholders of Manuka Ltd. a total of 33,791,641 (including shares issued to service provider of 2,242,509) common stock and 110,000 preferred D shares, convertible into 66,000,000 shares of common stock of the Company, representing 89% of the total shares issued and outstanding after giving effect to the Reverse Recapitalization Transaction. As part of the Share Exchange Agreement, Manuka Ltd purchased the net liabilities of the Company in the amount of $60 thousand. As a result of the Reverse Recapitalization Transaction, Manuka Ltd. became a wholly owned subsidiary of the Company. As the shareholders of Manuka Ltd. received the largest ownership interest in the Company, Manuka Ltd. was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the financial statement of Manuka Ltd. for all periods presented, except for the adjustments to reflect the legal capital of the Company.

As of September 30, 2022, the term Company refers to Artemis Therapeutics Inc.  as adjusted to reflect the financial statements of Manuka Ltd.

The number of shares included within these financial statements have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Reverse Recapitalization Transaction.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Pink Market under the symbol “ATMS.”

The Company is in its early stages and there is great uncertainty regarding the future of its operations. Moreover, the Company is thinly capitalized and has not yet generated cash from operations. The Company raised funds from an outside investor, but it does not seem to be sufficient to fund its operation for the period of twelve months from the date of approval of the financial statements. In order to mitigate that risk, Manuka Ltd.‘s management received support from its major stockholder by way of a support letter securing the necessary funds to the Company in case of need.
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

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)
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

C. Stock-based compensation:

The Company accounts for stock-based compensation under Accounting Standard Codification 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors.

ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest (net of estimated forfeitures) is recognized as an expense over the requisite service periods in the Company’s statements of operations, based on the straight-line attribution method.

The Company estimates the fair value of a standard stock option granted through the Black-Scholes model. Management determined the fair value of a regular share at the time of granting the option in accordance with the share price on the day of grant. The option-pricing model requires a number of assumptions, the most significant of which: stock price, volatility, risk free interest rate, dividend yield and the expected option term.

D. Impact of recently issued and adopted accounting standards:

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3	-	INVENTORIES

Composition:

(USD in thousands)	September 30,	December 31,
	2 0 2 2	2 0 2 1

Raw materials	28	31
Finished goods	38	43
	66	74

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4	-	LEASES

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

A. The components of operating lease costs were as follows (unaudited):

(USD in thousands)

	Nine Months ended September 30
	2 0 2 2	2 0 2 1

Operating lease cost	16	-
Total lease costs	16	-

B. Supplemental balance sheet information related to operating leases is as follows (unaudited):

(USD in thousands)

	September 30,	December 31,
	2 0 2 2	2 0 2 1

Operating lease right-of-use assets	42	55
Operating lease liabilities, current	18	19
Operating lease liabilities, long-term	20	38
Weighted average remaining lease term (in years)	2	2.75
Weighted average discount rate	7.85%	7.85%

C. Future lease payments under operating leases as of September 30, 2022, are as follows (unaudited):

(USD in thousands)

September 30,
2 0 2 2

2022	5
2023	21
2024	15
Total undiscounted lease payments	41
Less: imputed interest	(3)
Present value of lease liabilities	38

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5	-	STOCKHOLDERS' EQUITY

A.        Stockholders’ Rights:

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

B.        Issuance of Shares:

On December 20, 2021, the Company entered into a securities purchase agreement (the “SPA”) with certain investors. Pursuant to the SPA, the Company agreed to sell 5,439,650 shares of common stock and 18,966 Series D Convertible Preferred Stock to the investors for aggregate consideration of $500 thousands following the consummation of the transactions contemplated by the investor’s holdings of the Company, representing 17.24% of the issued capital of the Company on a fully diluted basis.

As detailed in Note 1, as part of the Recapitalization Transaction on June 30, 2022, the Company issued 33,791,641 shares of common stock and 110,000 shares that were designated as Series D Convertible Preferred Stock in exchange for approximately 89% of the issued and outstanding ordinary shares and all the preferred shares of Manuka Ltd. The number of shares prior to the Recapitalization Transaction have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

On July 25, 2022, the Company increased its authorized capital stock to 150,000,000 shares of capital stock, par value $0.01 per share, of which 200,000 shares are "blank check" preferred stock, par value $0.01 per share, of which (i) 1,000 were designated as Series A Convertible Preferred Stock  (of which 453 were issued and subsequently converted into shares of common stock on October 18, 2022, (ii) 250 were designated as Series C Convertible Preferred Stock (of which 250 were issued and subsequently converted into shares of common stock on October 18, 2022), and (iii) 110,000 shares were designated as Series D Convertible Preferred Stock (of which 110,000 were issued and subsequently converted into 66,000,000 shares of common stock on  September 20, 2022).

C.       Preferred Stock:

The Series A Convertible Preferred shares conferred upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis, and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any junior securities. Each share of Series A Convertible Preferred was convertible into that number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price. Each share of the Series A Preferred had a par value of $0.01 per share and were convertible into 1,453.65 shares of Common Stock.

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5	-	STOCKHOLDERS' EQUITY (Cont.)

The Series C Convertible Preferred shares conferred upon their holders the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any junior securities. Each share of Series C convertible Preferred was convertible into that number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price. Each share of the Series C Preferred has a par value of $0.01 per share and were convertible into 1,000 shares of Common Stock. All of the Series C Convertible Preferred shares were converted into shares of common stock on October 18, 2022.

The Series D Convertible Preferred Shares conferred upon their holders the right receive notice to participate and vote in general meetings of stockholders of the Company on an as converted basis, the right to receive dividends when paid to holders of common stock of the Company on an as-converted basis and the right to receive a distribution of any surplus of assets upon liquidation of the Company before any distribution or payment shall be made to the holders of any junior securities. Each share of Series D Convertible Preferred Shares was convertible into that number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price. Each share of the Series D Preferred Shares has a par value of $0.01 per share and were convertible into 600 shares of Common Stock. All of the Series D Convertible Preferred shares were converted into shares of common stock on October 18, 2022.

On September 20, 2022, all the 110,000 shares Series D Preferred converted to Common Stock.

D.       Stock Option:

On January 19, 2022, the Company entered into an agreement with a services provider according to which the Company granted the services provider options to purchase 2.25% of the Company’s issued and outstanding Common Stock with exercise price equal to the par value of the shares. The stock option will be fully exercisable a moment before the closing date of the Share Exchange Agreement and can be exercised no later than the closing date. On June 30, 2022 the services provider exercised the stock option and as a result of the Share Exchange Agreement was issued 2,242,509 common stock of the Company.

In July 2022, the Company granted 370,014 stock options to one of her officers, with an exercise price per share of $0.0624 for a vesting period of 36 months commencing on April 1, 2022, with one third (1/3) of the total number of options vesting on the first anniversary of the Start Date (the “Cliff Date”) and one twelfth (1/12) of the options vesting every three months following the Cliff Date.

The Company recognized compensation expenses in the amount of $58 thousands, included in General and administrative Expenses.

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6	-	RELATED PARTY BALANCES AND TRANSACTIONS

During 2020 and 2021, and the nine months ended on September 30, 2022, the founder of Manuka Ltd., Mr. Shimon Citron, a director, Chief Executive Officer and a major stockholder, provided the Company with several loans at an aggregate amount of $233 thousand as of September 30, 2022. The loans bear no interest and are linked to the Israeli Consumer Prices Index (“CPI”). The repayment date has not been determined.

The Company considered whether the loans it received from its major stockholder are beneficial and hence such benefit should be recorded in capital reserve from the transaction with a related party.

The Company estimated the value of the benefit as the difference between the interest rate stipulated in the contract and the interest rate commensurate with such loans expected in an arms-length transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which the Company’s management considers being the best estimate of the Company’s interest rate close to the date of receiving loans from a stockholders). Accordingly, as a result of the fact that the stockholder’s loan bears no interest and with no maturity date, the benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) determined to be approximately 8.85%. The benefit for the nine months ended September 30, 2022 and 2021 were $16 and $8 in thousands, respectively.

A. Balances with related parties:

(USD in thousands)	September 30,	December 31,
	2 0 2 2	2 0 2 1

Long-term Loan from a related party	233	239
Trade accounts payable (*)	303	-

B. Transactions with related parties (unaudited):

(USD in thousands)	Nine Months ended September 30
	2 0 2 2	2 0 2 1

Management fees to a major stockholder	34	34
Sales and marketing (*)	294	-
Interest on loans from a major stockholder	16	8
Stockholder’s Salaries	66	-

(*) refer to marketing services provided by one of the Company’s stockholders.

NOTE 7	-	SUBSEQUENT EVENTS

As of October 18, 2022, all Series A Convertible Preferred and Series C Convertible Preferred were converted into shares of common stock. As of November 14, 2022, the Company has 112,033,909 shares of common stock issued and outstanding.

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

In addition, on June 30, 2022, we entered into various debt forgiveness agreements with various existing stockholders, including Tonak Ltd., for the forgiveness of an aggregate of $306,117 in outstanding debt in exchange for the issuance of 3,031,567 shares of Artemis’ common stock. On June 30, 2022, we entered into various warrant exchange agreements for the exchange of certain warrants to purchase shares of our common stock, originally issued in October 2017, in exchange for an aggregate of 2,342,802 shares of our common stock. Finally, on June 30, 2022, we entered into a debt forgiveness agreement and warrant exchange agreement with Cutter Mill Capital, pursuant to which we agreed to issue 894,169 shares of our common stock. We also agreed to register all such shares issued to Cutter Mill Capital, including any and all shares issued or issuable to such holder upon conversion of any of its outstanding preferred stock, within the earlier of 60 days following the closing date (which was subsequently extended to September 20, 2022) (provided, however that in the event the company has not cleared comments with the SEC with respect to the filing of the Current Report on Form 8-K filed on July 5, 2022 relating to the transactions contemplated by the Share Exchange Agreement, such date shall be 90 days following the date of the agreement) and the date that we file our next registration statement, and agreed to obtain effectiveness within 90 days (or 120 days in the event of a full review by the SEC).

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

Our Common Stock is quoted on the OTC Pink Open Market under the symbol “ATMS”.

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER  30, 2021

Revenues. During the three months ended September 30, 2022, we generated revenues of $118 thousand, compared to $3 thousand for the three months ended September 30, 2021. The reason for the increase in revenues for the three months ended September 30, 2022, was mainly due to the deployment of 5 new products and our marketing and sales efforts, as well as an increase in sales and repeat customers.

Sales and Marketing Expenses. During the three months ended September 30, 2022, we had sales and marketing expenses of $269 thousand compared to $19 thousand for the three months ended September 30, 2021. The increase in our sales and marketing expenses for the three months ended September 30, 2022 is mainly due to the Company's efforts to increase its sales and generate new customers.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2022, which consisted primarily of professional services and salaries, and share based compensation amounted to $290 thousand, compared to $44 thousand for the three months ended September 30, 2021. The increase in the general and administrative expenses for the three months ended September 30, 2022, was mainly due to an increase in consultants and professional services expenses paid in connection with the Reverse Recapitalization Transaction and share based compensation.

Financial Expense. For the three months ended September 30, 2022, we had financial income, net of $1 thousand compared to financial expense of $8 thousand for the three months ended September 30, 2021. The reason for the decrease in financial expenses for the three months ended September 30, 2022, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $444 thousand for the three months ended September 30, 2022 as compared to a net loss of $69 thousand for the three months ended September 30, 2021. The reason for the increase in net loss is mainly due to the increase in the Company's marketing and sales efforts to increase the number of customers as well as an increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement and Share based compensation.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenues. During the nine months ended September 30, 2022, we generated revenues of $195 thousand, compared to $7 thousand for the nine months ended September 30, 2021. The reason for the increase in revenues for the nine months ended September 30, 2022, was mainly due to deployment of 5 new products and our marketing and sales efforts, as well as an increase in sales and repeat customers.

Sales and Marketing Expenses. During the nine months ended September 30, 2022, we had sales and marketing expenses of $465 thousand, compared to $37 thousand for the nine months ended September 30, 2021. The increase in our sales and marketing expenses for the nine months ended September 30, 2022 is mainly due to the Company's efforts to increase its sales and generate new customers.

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2022, which consisted primarily of professional services and stockholder’s salaries, amounted to $570 thousand, compared to $99 thousand for the nine months ended September 30, 2021. The increase in the general and administrative expenses for the nine months ended September 30, 2022, was mainly due to increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement and share based compensation.

Financial Expense. For the nine months ended September 30, 2022, we had financial income, net of $16 thousand compared to financial expense of $16 thousand for the nine months ended September 30, 2021. The reason for the decrease in financial expenses for the nine months ended September 30, 2022, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $849 thousand for the nine months ended September 30, 2022 as compared to a net loss of $147 thousand for the nine months ended September 30, 2021. The reason for the increase in net loss is mainly due to the increase in the Company's marketing and sales efforts to increase the number of customers as well as an increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement and share based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We had $85 thousand in cash at September 30, 2022 versus $0 in cash at September 30, 2021. Cash used by operations for the nine months ended September 30, 2022 was $343 thousand as compared to $163 for nine months ended September 30, 2021. The reason for the increase in cash used by operations is primarily due to a capital raise in December 2021 in the amount of $500 thousand and the utilization of funds for our current activities in 2022 in the amount of $415 thousand.

Net cash provided by financing activities was $17 thousand for the nine months ended September 30, 2022, as compared to net cash provided by financing activities of $188 thousand for the nine months ended June 30, 2021. The decrease is mainly due to decrease in receipt of credit and owner loans and the use of working capital.

Cash Flows

The following table sets forth selected cash flow information for the periods indicated:

	Nine Months ended September 30
(USD in thousands)	2 0 2 2	2 0 2 1
	$	$
Cash flows from operating activities:
Net loss	(849)	(147)
Net cash used in operating activities	(349)	(163)
Cash flows from investing activities:
Net cash used in investing activities	(26)	(28)
Cash flows from financing activities:
Net cash provided by financing activities	(11)	188
Cash and cash equivalents at beginning of period	471	3

Cash and cash equivalents at end of period	85	-
Non-cash activities:
Intangible assets recognized with corresponding other liability	6	-
Reverse recapitalization effect on equity	(60)

Net cash used in operating activities

Net cash used in operating activities was $349 thousand for the nine months ended September 30, 2022 an increase of 114% compared to $163 thousand used in operations for the same period in 2021. Cash used in operations increased mainly due to the increase in our operating activities.

Net cash used in investing activities

Net cash used for investing activities was $26 thousand for the nine months ended September 30, 2022, a decreasing of $2 thousand compared to $28 thousand for the same period in 2021. Cash used for investing activities decrease mainly due to a decreasing in fixed assets (purchase of property and equipment) during the nine months ended September 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $(11) thousand for the nine months ended September 30, 2022 compared to $188 thousand net cash provided by financing activities during the same period in 2021. The decrease in financing activities is mainly due to a decrease in short-term bank credit and other loans for working capital.

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

For nine months ended September 30, 2022 and nine months ended September 30, 2021, the rate of inflation in Israel was 4.29% and 2.5%, respectively, the NIS increased in value versus the U.S. dollar by approximately 13.92% as of September 30, 2022 and 0.44%, respectively, as of September 30, 2021.

CURRENT OUTLOOK

Our management has concluded that there are no material uncertainties that give rise to significant doubt over the Company’s ability to continue as a going concern for at least twelve months from the date of the approval of our annual audited consolidated financial statements for the year ended December 31, 2021. The Company is at its early stages, has limited capital and has not yet generated cash from operations. Manuka Ltd. raised funds from an outside investor, which is not sufficient to fund its operations for the period of twelve months from the date of approval of the financial statements, which raises substantial doubts as to the Company’s ability to continue as a going concern. Management’s plans to alleviate such doubts are mainly reliant on the support of its major stockholder securing the necessary funds for us for the foreseeable future.

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

 ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

 ITEM 4.              CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

 PART II.              OTHER INFORMATION

 ITEM 5.               OTHER INFORMATION

On October 31, 2022, our former officer, Dana Wolf, notified us of her resignation from her position as Chief Scientific Officer of the Company. Ms. Wolf’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

ARTEMIS THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Shimon Citron
	Name:	Shimon Citron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ David Dana
	Name:	David Dana
	Title:	Chief Financial Officer (Principal Financial Officer)