Form 10-K
period 2022-12-31
Artemis Therapeutics, Inc.
filed 2023-03-31
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

COMMISSION FILE NUMBER: 0-24431

ARTEMIS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

3 Eliezer Vardinon St., Petach Tikva, Israel	4959507
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: +972-77-407-4700

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

Non-accelerated filer ☒

Smaller Reporting Company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒   No ☐

The aggregate market value of the common stock (the “Common Stock”) held by non-affiliates of the Registrant computed by reference to the average bid and asked price of such Common Stock on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $169,220,269.

As of March 1, 2023, the Registrant had outstanding 112,033,909 shares of Common Stock, par value $0.01 per share.

EXPLANATORY NOTE

Unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this report to the “Company”, “Artemis,” “we,” “us,” “Manuka,” and “our” are references to Artemis Therapeutics, Inc., a Delaware corporation and its subsidiary Manuka Ltd., a limited liability company organized under the laws of the State of Israel.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include all statements that do not relate solely to the historical or current facts and can be identified by the use of forward-looking words such as “may”, “believe”, “will”, “expect”, “expected”, “project”, “anticipate”, “anticipated,” estimates”, “plans”, “strategy”, “target”, “prospects” or “continue”. These forward-looking statements are based on the current plans and expectations of our management and are subject to various uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Except as required by law, we do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.          BUSINESS.

Company Overview

Until January 10, 2019, we were engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. On January 10, 2019, we received a notice regarding the immediate termination of a certain license agreement, dated May 31, 2016 (the “License Agreement”), executed by and between the Company, Hadasit Medical Research Services and Development Ltd. (“Hadasit”) and the Hong Kong University of Science and Technology R and D Corporation Limited (“RDC”). We relied primarily on the License Agreement with respect to the development of Artemisone, our lead product candidate and a clinical-stage synthetic artemisinin derivative with antiviral and antiparasitic properties. Upon the termination of the License Agreement, the Company ceased having an operating business.

 From January 10, 2019 until June 30, 2022, we had no business operations and have been classified as a “shell” company, as such term is defined in Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Present Business

On March 6, 2022, we signed a Share Exchange Agreement, as amended (the “Share Exchange Agreement”), with Manuka Ltd., a limited liability company organized under the laws of the State of Israel, having an office for the transaction of business at 3 Eliezer Vardinon St., Petach Tikva, 4959507, Israel (“Manuka”), pursuant to which Manuka became our wholly owned subsidiary. As the shareholders of Manuka Ltd. received the largest ownership interest in the Company, Manuka Ltd. was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the financial statement of Manuka Ltd. for all periods presented, except for the adjustments to reflect the legal capital of the Company. The transactions contemplated by the Share Exchange Agreement closed on June 30, 2022 (the “Closing”) and following the Closing, we adopted the business of Manuka. Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of Manuka (the “Manuka Shares”) from Manuka’s shareholders in exchange for an aggregate amount of 33,791,641 shares of our Common Stock of and 110,000 shares of our Series D Preferred stock (convertible into 66,000,000 shares of our Common Stock) (collectively, the “Consideration Shares”), such that Manuka’s shareholders held, immediately following the closing, eighty-nine percent (89%) of our issued and outstanding share capital (including and assuming the full conversion of the Series D Preferred stock).

In addition, on June 30, 2022, we entered into various debt forgiveness agreements with various existing stockholders, including Tonak Ltd. (formerly our largest shareholder), for the forgiveness of an aggregate of $306,117 in outstanding debt in exchange for the issuance of 3,031,567 shares of our Common Stock. On June 30, 2022, we entered into various warrant exchange agreements for the exchange of certain warrants to purchase shares of our Common Stock, originally issued in October 2017, in exchange for an aggregate of 2,342,802 shares of our Common Stock. On June 30, 2022, we entered into several debt forgiveness agreement and warrant exchange agreements, including: (i) a debt forgiveness agreement with Cutter Mill Capital LLC, pursuant to which we agreed to issue 894,169 shares of our Common Stock. We also agreed to register all such shares of Common Stock issued to Cutter Mill Capital LLC, within the earlier of 60 days following the closing date of the Share Exchange Agreement (provided, however that in the event we have not cleared comments with the SEC with respect to this filing relating to the transactions contemplated by the Share Exchange Agreement, such date shall be 90 days following the date if the agreement) and the date that we file its next registration statement, and agreed to obtain effectiveness within 90 days (or 120 days in the event of a full review by the SEC); (ii) a debt forgiveness agreement with Tonak Ltd., pursuant to which we agreed to issue 1,573,582 shares of our Common Stock; (iii) a debt forgiveness agreement with Hadasit Medical Research Services and Development Ltd., pursuant to which we agreed to issue 95,256 shares of our Common Stock; (iv) warrant exchange agreements with Globis Capital Partners, LP and Globis International Investments LLC, pursuant to which we agreed to issue 1,585,682 and 616,654 shares of our Common Stock, respectively; (v) warrant exchange agreements with Brian M. Culley and Amiad Solomon, pursuant to which we agreed to issue to each 220,233 shares of our Common Stock; and (vi) an option exchange agreement with Chanan Morris, pursuant to which we agreed to issue to each 780,934 shares of our Common Stock.

Since its inception, Manuka’s business activities primarily consisted of distributing Mānuka honey imported from New Zealand, developing and distributing supplements aimed at the beauty and skincare markets and, developing and manufacturing skincare products based on New Zealand’s Mānuka honey and bee venom, among other natural ingredients. All three segments of Manuka’s products are to be marketed and sold solely on our websites. Manuka's skincare products are manufactured in Israel.

Manuka was organized under the laws of the State of Israel in March 2020. Manuka is a company with a limited operating history and may contend with risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets, including capital and growth expectations as well as fluctuations in operating results and revenues. Manuka’s current products are marketed and sold solely on its website in Israel, www.bmanuka.co.il, and to be marketed and sold globally at www.bmanuka.com.

Our Products

Currently, we feature seven facial skincare products based on Mānuka honey and bee venom. All of our products have been granted a license by the Israel Ministry of Health (“MoH”) and are compliant with applicable regulations of the U.S. Food and Drug Administration (“FDA”). These products include:

•
Face Serum with Manuka Honey and Bee Venom. This product supports blurring and reduces skin wrinkles. It regenerates skin cells and gives a young and vital appearance to the skin. The bee venom encourages natural skin revival, boosts production of Collagen, enhances skin elasticity and has healing properties for damages skin cells.

•
Face Serum with Enhanced Vitamin C. The single product without bee venom but with enhanced quantity of Vitamin C. Provides a hearty dose of moisture for a firm skin appearance and reduction of wrinkles.

•
Day Cream. Nourishes the skin, protects, and guards its flexibility. Bee venom contributes to the toning of the skin for a smooth, radiant and healthy appearance, with the addition of hyaluronic acid for restoring skin vitality.

•
Nourishing Night Cream with Manuka Honey and Nee Venom. This product contains a significant number of amino acids, vitamins, and minerals. It also includes bee venom that contributes to the toning of the skin for a smooth, radiant and healthy appearance, with the addition of hyaluronic acid for restoring skin vitality.

•
Eye Cream with Manuka Honey and Bee Venom. This product treats and softens the sensitive area around the eyes. It has properties for nourishing the skin to protect and guard its flexibility. Bee venom contributes to the toning of the skin for a smooth, radiant and healthy appearance, with the addition of hyaluronic acid for restoring skin vitality.

•	Face Cleanser Gel. This is a light and refreshing face cleanser, with Mānuka honey and bee venom.

•	Face Serum. Face serum based on plant stem cells.

Business Mission & Strategy

Our mission is to become a prime online platform that offers a combination of two groups of products, all based on Mānuka honey, as follows:

•	Pure Mānuka honey for direct consumer consumption; and

•	Skincare products based on Mānuka honey and bee venom.

We currently sell and market our products in Israel through our website, www.bmanuka.co.il. We plan to offer our products on a global basis through our global website, www.bmanuka.com, which is still under development.

Our business strategy for commercial sales is intended to be carried out mainly through its online platform and through contracts with leading health food chains and outlets. In September 2022, we started a collaboration with Super-Pharm (Israel) Ltd., one of the leading convenience store chains in Israel, to include our products in their online platform. We have yet to estimate the impact of this new collaboration. We are also planning to work with other third parties, including health food chains retail outlets, and other online distributer for future collaboration. Distribution and marketing of our skincare products and nutraceuticals products would be carried out based on the following practices:

1.
Drive growth across skincare and health enthusiast consumer communities. We intend to target skincare and wellness groups across multiple demographics and shopping behaviors. We believe it can drive customer acquisition across both skincare and wellness enthusiasts and up through advertising on social media platforms, such as Facebook and Instagram as well as on, YouTube, TikTok and Google, thus driving our leadership as a diversity-forward brand.

2.
Deliver world class skincare products based on Manuka honey. Mānuka honey and bee venom that is included in our skincare products are the focus of our value proposition and represents a core differentiator within the market. We engage skincare and wellness clientele to discover the unique ingredients and health benefits of our leading component, Mānuka honey, with a combination focused on innovation and leading trends, differentiation, and exclusivity. We believe that our selection of merchandise and affordable pricing offer a unique shopping experience for our customers.

3.
Digital engagement. Our strategic vision is to build a leading digital experience that engages with our customers through our differentiated products, personalization, convenience, and interactive experiences.

4.
Deliver operational excellence and drive efficiencies. Our strategic vision is to manage end-to-end speed, quality, and efficiency to deliver exceptional customer experiences, while leveraging efficiencies of scale to drive profit improvement.

5.
Invest in talent that drives a winning culture. Leadership, culture, and engagement of our executives are key drivers of our performance. We have an experienced management team that brings a creative and experienced online sales approach and a disciplined operating philosophy to our business.

We believe that skincare is for everyone, regardless of age, size, ability, skin tone, culture, or gender. We strive to provide an environment where every associate feels they can fully contribute, and every client is optimally served, regardless of any differences. Our well-trained associates are highly engaged and deliver a positive and unique customer experience. We continue to expand the depth of our team at all levels and in all functional areas to support our growth.

We will coordinate our infrastructure growth based on future Manuka sales volume and business expansion to the U.S. market, contemporarily with our growth of our Mānuka honey and bee venom skincare market, as well as with our plans to penetrate to the pure Mānuka honey market. We intend to outsource the following services: technology developments, advertising and social media promotions, and public affair services.

Description of Market

Our potential market is consumers who purchase  Mānuka honey and bee venom skincare products on the Internet.

Skincare Products containing both Mānuka Honey and Bee Venom

We operate in a diverse and competitive market of skincare products that is still in its preliminary phase. Based on an October 2022 DataM Intelligence report titled “Manuka Honey Market Size, Share, Opportunities and Forecast, 2022-2029” and a November 2022 Allied Market Research report titled “Manuka Honey Market by Types: Global Opportunity Analysis and Industry Forecast, 2019-2026”,  we believe that there is an increasing interest by the public in healthy and natural skincare products, in general, and particularly in Mānuka honey-based products combined with bee venom. To this end, only a handful of companies engage in producing skincare products based on these two ingredients.

As the skincare market based on Mānuka honey and bee venom is still in its infancy, we believe that a significant opportunity exists for us in this market segment. In Israel, we are currently the sole player in the domestic market for sales of skincare products with Mānuka honey. We plan to further expand to the global Mānuka Honey and Bee Venom market.

Market Opportunities

We believe that the relatively small number of skincare manufacturers that are using the combination of Mānuka honey and bee venom as their leading ingredients offers an opportunity for us to become a player in this market segment. Moreover, we plan to concentrate on the online market, driven by more than 20 years of online marketing experience by our founders. Our skincare products are currently manufactured in Israel by Chic Cosmetic Industries 1987 Ltd. (“Chic”) under the Formula Agreement with Mānuka honey ingredients that are supplied by Waitemata Honey Co. Ltd. (“Waitemata Honey”) pursuant to the supply agreement (the “Supply Agreement”).

Competition

The Mānuka honey and bee venom skincare market is relatively small but is characterized by a rapidly growing pace and intense competition. Any products that we may successfully develop and commercialize may compete with existing and similar products. To mention a few of our competitors that are engaged in producing cosmetic products using Mānuka Honey as a substantial ingredient: Manuka Doctor Ltd. from New Zealand, which also operates in the U.K., in the U.S., in Australia, and Western Europe; ApiHealth NZ Ltd. from New Zealand; Parrs Products Ltd. (d/b/a Wild Ferns) from New Zealand; and Abeeco Ltd., from New Zealand. The cosmetics, fragrances and toiletries market is a highly competitive market, within the segments of our operations. Strong brands and new product launches are important to attract and retain customers. Furthermore, in offering a wide range of categories, our brands compete with several different companies that operate through different distribution channels: direct selling, retail and e-commerce.

Our Marketing Strategy

  Marketing and advertising

We would enhance our marketing strategy to increase brand awareness, drive traffic to our website and mobile application. We intend to acquire new clients, improve customer retention, and increase frequency of shopping. We intend to communicate with our clients and prospective customers through multiple vehicles, including digital and social media, and Search Engines Optimization (SEO). These marketing strategies would induce the breadth of our selection of products and services, and special offers. Our developing comprehensive public relations strategy would enhance our reputation for excellent skin-care products, and as a future pure Mānuka honey prestigious distributor. We intend to increase our brand awareness, support our customers, and drive awareness of new products through, among others, publishing articles on leading dailies and magazine by journalists and influencers.

  Training and Development

We bring an experienced team with over 20 years of online marketing. We plan on concentrating in internet sales market segment, harnessing our knowledge in online marketing, Search Engine Optimization, and social networks such as Facebook, Instagram, YouTube and TikTok for optimal marketing results.

We plan to build an online marketing and sales management organization to create and implement marketing strategies for any product that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing team would include developing marketing initiatives, a loyalty customer club, and other promotional measures.

For our preliminary entry to the U.S., we are in negotiations with a strategic distributor and contract sales entity to assist in the entry to various leading retail chains in the U.S.

Our success is dependent in part on our ability to attract, train, retain, and motivate qualified associates at all levels of the organization. We are developing a corporate culture that would enable individual website managers to make comprehensive operating decisions, and we consistently reward high performance.

Outside of the United States and potentially Europe, where appropriate, we may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products. In certain instances, we may consider building our own commercial infrastructure.

Seasonality

We currently expect that our business will be subject to seasonal fluctuation. Such estimates of significant portions of net sales and profits to be realized during the fall, winter and spring seasons as well as peaks during seasonal holidays such as Black Friday, Christmas, New Year, and Easter.

Distribution

Our vision is to develop an expanded and optimized end-to-end supply chain from the manufacturer of Mānuka Honey ingredients to the customer of our products with such ingredients, that improves operational efficiency, performance, and customer experience. This includes enhanced systems and processes as well as a modernized distribution center network to support our new e-commerce growth globally. Currently, we operate only a single distribution leased center in the city of Petach Tikva, Israel, that supports our e-commerce demand in the territory of Israel. For this purpose, we are in negotiations with a leading marketing and distribution entity in the U.S. to become both our online and Business-to-Business representative (as our representative for distributing our products in the U.S. health, convenient stores, retail outlets and other online distributers). The initial plan is to, firstly, keep on manufacturing in Israel and send the products to a warehouse and distribution center for domestic sales. The second phase would be to locate a local manufacturer that would manufacture our line of cosmetics to be sold in the U.S.

Information Technology

We depend on a variety of information systems and technologies (including cloud technologies) to maintain and improve our competitive position and to manage the operations of our growing website base. As we expand, our technology plans to also include a company-wide network that would connect all users, websites, and our distribution center infrastructure and provide communications for continual polling of sales and merchandise movement at the website level. We intend to leverage technology infrastructure and systems where appropriate to gain operational efficiencies through more effective use of our systems, people, and processes. We would update the technology supporting our websites, distribution infrastructure, and corporate headquarters on a regular basis. We will contribute funds and efforts to develop and maintain information systems to facilitate growth and enhance our competitive position.

Intellectual Property

We own nine (9) international domain names and seven (7) Israeli domain names. We have an exclusive agreement with Chic that provides that the skincare product formulas are owned by us.

Government Regulation

We currently plan to focus on the Israeli and U.S. markets for our current operating business, the beauty and skincare market.

Israel

Our skincare products are authorized for sale by Israeli MoH.

Furthermore, we received permits for the import and sale of the following cosmetic products in Israel: Manuka Serum with enhanced Vitamin C (valid through November 30, 2025), Manuka Face Cleanser (valid through August 31, 2026), Manuka Day Cream (valid through August 31, 2026), Manuka Eye Cream (valid through August 31, 2026), Manuka Serum (valid through November 30, 2025) and a newly introduced serum based on stem cells.

United States

All of our products are compliant with applicable regulations of the FDA.

Material Agreements

On December 14, 2021, we entered into the Formula Agreement with Chic. Pursuant to the Formula Agreement, Chic shall supply the following services, including: (1) development of specific formulas for products based on specifications received by us (“Formula”); and (2) upon production completion of Formula, the serial production of such products (“Products” and together with the Formula, “Services”). Chic will provide the Services according to work orders issued by us from time to time. We will have the option to purchase specific Formulas from Chic, as described in Appendix A to the Formula Agreement for a certain consideration amount of several thousand dollars per Formula. We may purchase the Formula by a submission of purchase order to Chic for ten (10) years. The agreement bears no royalty payments obligations. We shall own the intellectual property rights of any such Formula. Chic may not provide the Formula developed for us to any other party and may not transfer or disclosure the Formulas to any party unless we approve of it in advance and in writing. Nor may Chic manufacture products developed for us for itself or any other party, even if we do not exercise the option to purchase any of the Formulas. The Formula Agreement contains a choice of venue clause limiting jurisdiction to courts in Tel-Aviv-Jaffa, Israel. The Service Agreement’s term is unlimited, but it may be terminated by either party upon providing a written notice of termination 180-day prior; any such termination shall not detract from the validity of the option to purchase the Formulas.

On July 20, 2021, we entered into a manufacture and sale agreement with Waitemata Honey Direct Ltd. and Waitemata Honey Co Ltd. (jointly referred to as the “Waitemata”) whereby we agreed to purchase Manuka Honey products (the “Honey Products”) from Waitemata and resell them to our customers. Pursuant to the Supply Agreement, we have the right to relabel and sell Honey Products purchased from Waitemata under our own branding and logo, but must include an indication on such labeling that it was manufactured by Waitemata and include Waitemata’s license number from the Unique Manuka Factor Honey Association (“UMFHA”), which will also comply with labeling requirements by the MoH and the certification required by New Zealand’s Ministry of Primary Industries (the “Certification”). We agreed that we would bear the cost of this Certification up to 10,000 New Zealand Dollars, which payment shall be offset from payments due to Waitemata for purchased Honey Products, which are not considered to be material costs. Pursuant to the Supply Agreement, we must make purchase orders from Waitemata, which will include specified information as to, among others, the quantity of Honey Products to be purchase and requested shipment date. The consideration for any purchased Honey Products by us shall be paid to Waitemata according to the price list attached to the Supply Agreement by issuing purchase orders to Waitemata from time to time (with the first few orders with an upfront payment and thereafter with payment upon receipt of orders) in accordance with the pricing consideration specified in Appendix A to the Supply Agreement with Waitemata. The agreement bears no royalty payments obligations. The termination is set for 60-months after the effective date, upon such termination the Supply Agreement shall renew itself automatically for an additional 24- month unless either party provides a written notice of its election not to renew the agreement within 30-days to the end of the term. The Supply Agreement is governed under the laws of New Zealand and jurisdiction is set in Auckland, New Zealand.

Directors, Executives and Employees of Manuka Ltd.

Our subsidiary, Manuka Ltd., is a limited liability company organized under the laws of the State of Israel and has a Board of Directors consisting of two members, Shimon Citron, who also currently serves as our acting Chief Executive Officer, and Mr. Avshalom Shilin, who was appointed by Adler Chomsky Marketing Communication Ltd. (Adler”) and Eyal Chomsky Holdings Ltd (“Eyal”).

Furthermore, under Manuka Ltd.’s Articles of Association, Manuka’s directors were appointed: (i) by its founder, Mr. Shimon Citron, who has the right to appoint two directors; and (ii) by Adler and Eyal who have the right to appoint one director until the later of: (a) December 20, 2023; or (b) the date in which they shall hold less than 10% of Manuka’s issued share capital. In addition, under the SPA, Adler and Eyal also have the right to appoint a director to the Company until the later of: (i) December 20, 2023; or (ii) the date in which they shall hold (together) less than 10% of the Company's issued share capital. Since the Company is not a party to the SPA, such agreement is not binding the Company. However, we intend to honor it on the parent level.

Currently our executives include two individuals, Shimon Citron, as Chief Executive Officer (“CEO”) and David Dana, as Chief Financial Officer (“CFO”). Manuka also retains Haim Tabak, , who serves as Chief Operating Officer (“COO”) and we intend to sign an employment agreement to retain him in a fulltime role within the next 90 days. The Company plans to hire additional personnel in sales, marketing, and customer support in line with its business growth.

Employees

As of December 31, 2022, we had four full-time employees.

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

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Manuka was organized in Israel in March 2020. Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks that we may not have sufficient capital to achieve our growth strategy;
•	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;
•
risks related to the ability for us to attract, enter into or maintain contracts with customers, partners and other third parties, including health food chains, retail outlets and other online distributers;

•	risks that our growth strategy may not be successful; and

•	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these, and other risks, described in this section. If we do not successfully address these risks, our business would be significantly harmed.

Our future success depends on our ability to develop, receive FDA and other similar regulatory approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner, and if we do not do so, our results of operations will suffer.

It is important to our business that we continue to build a pipeline of product offerings for the treatment skin conditions and cosmetic improvements to remain competitive. Consequently, our success will depend in part on our ability to develop or acquire and introduce new products. However, we may be unable to successfully maintain our regulatory clearance for existing products, or develop, obtain and maintain regulatory clearance or approval for product enhancements, or new products, or these products may not be accepted by clinicians who financially support many of the procedures performed with our products.

If we do not develop new products or product enhancements in time to meet market demand, if there is insufficient demand for these products or enhancements, or if competitors introduce new products with enhanced functionalities that are superior to those of ours, then our results of operations will suffer.

Failure to comply with the MoH and any other applicable foreign governmental regulatory agency, and failure of our suppliers and manufacturers to provide foreign laboratory tests for licensing requirements in Israel and to provide any other applicable confirmations to the MoH or FDA or any other regulatory authority, could cause us to lose the ability to market and sell our products which will disrupt our business and adversely affect our operations and revenues.

We rely, and expect to continue to rely, on third-party manufacturers to produce our products that require an import license from the MoH (the “MoH License”), as well as other regulatory requirements associated with sale and marketing of our products in Israel and in the United States, which requires our suppliers and manufacturers to provide foreign laboratory tests and other confirmations. A failure of our third-party manufacturers to maintain their licenses and of our ability to obtain satisfactory laboratory tests and other confirmations from our suppliers and manufacturers, may disrupt our business which may result in an adverse effect on our operations and revenues.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in the skincare industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the skincare industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To build, maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market.

We will continue to conduct various marketing and brand promotion activities. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

Ineffective internal controls could impact our business and financial results. We identified material weaknesses in our internal control over financial reporting as of December 31, 2021.

As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal control over financial reporting, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. If we fail to remediate these material weaknesses in our internal controls, or after having remediated such material weaknesses, thereafter fail to maintain the adequacy of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or stockholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on these material weaknesses and we may be subject to negative reactions from stockholders and others with whom we do business.

Due to the competitive market in which we operate, we may not be able to successfully find, enter into and maintain contracts with customers, partners and other third parties, including health food and convenience stores’ chains, retail outlets and online distributers (“Retail Customers”) to sell and market our products, which may negatively impact our revenues and business success.

Our revenues and business success may be limited to the strength of our relationships and our ability to find, enter into and maintain contracts with customers, partners and other third parties, including health food and convenience stores’ chains, retail outlets and online distributers to continue to sell and market our products. We do not have long term contracts with any Retail Customers and sales to our Retail Customers are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by the customer. If we cannot fill our Retail Customers' orders in a timely manner, the sales of our products, and our relationships with those customers, may suffer, which could have a material adverse effect on our product sales and ability to grow our product lines and our business. In addition, we compete directly with our Retail Customers by selling our products to consumers via our website on the internet. If our Retail Customers believe that our direct sales to consumers divert sales from their stores, this may weaken our relationships with such customers and cause them to reduce purchases of our products.

If our Retail Customers will be unable or unwilling to fulfil their obligations or decide to terminate their relations with us could have a material adverse effect on our business, financial condition and results of operations. In addition, such problems may require us to find new Retail Customers or other third-party service providers, and there can be no assurance that we would be successful in finding alternatives that third-party Retail Customers or other distributers would meet our standards and business interests or goals which may negatively impact our revenues and business success.

Our reliance on distributors, retailers and other third-parties could affect our ability to efficiently and profitably distribute and market our products, maintain sales in our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and other third-parties strategically positioned to serve those areas. Most of our distributors, retailers and other third-parties sell and distribute competing products, and our products may represent a small portion of their businesses. The success of our distribution network will depend on the performance of the distributors, retailers, and other third-parties in our network. There is a risk they may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other companies who have greater resources than we do. To the extent that our distributors, retailers and other third-parties are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to maintain and expand our distribution network and attract additional distributors, retailers and other third-parties will depend on a number of factors, some of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area;
•	our ability to price our products at levels competitive with those of competing products; and
•	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and other third-parties.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

We have incurred losses since our inception.

To date we have generated minimal revenues. We cannot give assurances that we will continue to generate revenues or income in the future.

To date, we have financed our operations primarily through marketing and sales, the sale of equity securities, shareholders loans and short-term credit. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Skincare product development is a speculative undertaking and involves a substantial degree of risk. With respect to our current products and future products (in the pure honey market), we are in early developments of our penetration to the global market. Even if we obtain regulatory approval to market our products, our future revenue will depend upon the size of any markets in which our products may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets.

We expect to continue to incur expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if we:

•	continue our research and preclinical and clinical development of our products;
•	advance our programs into more expensive clinical studies;
•	initiate additional preclinical, clinical, or other studies for our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product that successfully complete regulatory approvals;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	make milestone or other payments under any license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

We have had marginal revenues since inception. Our costs may grow quicker than our revenues, which may negatively affect our potential profitability.

We have experienced net losses and have generated marginal revenues since our inception. We expect our expenses to continue to increase in the future as we expand our product offerings and hire additional personnel.  We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our proposed products, of which we can give no assurance. Our expenses may be greater than we anticipate which would have a negative impact on our results of operations and our ability to invest in expansion of our business such that may negatively affect our profitability. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.

We cannot predict when we will achieve significant profitability, if ever. Our inability to become significantly profitable may force us to curtail or temporarily discontinue our marketing and sales and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We plan to rely on proprietary formulas, including unpatented know-how, to maintain our competitive position. We will seek to protect these proprietary secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose its proprietary information, including its trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. In general, any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations and financial condition.

Manuka may need additional financing to accomplish our business and strategic plans.

The funds we have on hand may not be adequate to develop our current business plan. Our ultimate success may depend on our ability to raise additional capital. In the absence of additional financing or significant revenues and profits, we will have to approach our business plan from a much different and much more restricted direction, attempting to secure additional funding sources to fund our growth, borrowing money from lenders or elsewhere or to take other actions to attempt to provide funding. We cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. We are at our early stages, have limited capital and have not yet generated cash from operations. We raised funds from an outside investor, which is not sufficient to fund our operation for the period of twelve months from the date of approval of the financial statements, which raises substantial doubts as to our ability to continue as a going concern. Management plans to raise funds from potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or that any such funding will provide the Company with sufficient funds to meet its objectives.

We will need to raise additional financing to support the manufacturing of our products but we cannot be sure we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

It is highly likely that we will need to raise significant additional capital in the future. Our current financial resources are limited and may not be sufficient to finance our operations until we become profitable. It is likely that we will need to raise additional funds in the near future in order to satisfy our working capital and capital expenditure requirements. Therefore, we are dependent on our ability to sell our securities for funds, receive grants or to otherwise raise capital. There can be no assurance that we will be able to obtain financing. Any sale of our Common Stock in the future will result in dilution to existing stockholders and could adversely affect the market price of our Common Stock. Also, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development and commercialization of our potential products, which could result in the loss of some or all of your investment in our Common Stock.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and use our proprietary formulas without infringing the proprietary rights of third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and formulas. Third parties may assert infringement claims against us based on existing proprietary rights that may be granted in the future. If we are found to infringe a third party's proprietary rights, we could be required to obtain a license from such third party to continue developing and marketing its formulas. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product formulas or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors are able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial strength. Uncertainties resulting from the initiation and continuation of litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Product liability claims could damage our reputation and adversely affect our business.

The design, manufacture and marketing of our products each carry an inherent risk of product liability claims and other damage claims. In addition to the exposure, we may have for defective products, clinicians may misuse our products or use improper techniques, regardless of how well trained, potentially leading to injury and an increased risk of product liability. A product liability or other damages claim, product recall or product misuse could require us to spend significant time and money in litigation, regardless of the ultimate outcome, or to pay significant damages and could seriously harm our business.

If we fail to manage growth or to prepare for product scalability effectively, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. As of December 20, 2022, we had three (3) employees and consultants who provide services on either a full-time or part-time basis. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

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

If our management team is unable to execute on our business strategies, then our development, including the establishment of revenues and our sales and marketing activities would be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any future growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If we are unable to retain key executives and other key affiliates, our growth could be significantly inhibited, and our business harmed with a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, of certain personnel. If we lose the services of our senior management, we may not be able to immediately locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

If we fail to attract, hire and retain qualified personnel, we may not be able to design, develop, market or sell our products or successfully manage our business.

We have a small management team and are particularly dependent on our core management team. Accordingly, our business prospects are dependent on the principal member of our executive team, the loss of whose services could make it difficult for us to manage our business successfully and achieve our business objectives. While we have entered into employment agreements with our executive officer, he could leave at any time, in addition to our other employees and consultants, who are all “at will” employees. Our ability to identify, attract, retain and integrate additional qualified key personnel is also critical to our success. Competition for skilled research, product development, regulatory and technical personnel is intense, and we may not be able to recruit and retain the personnel we need. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could restrict our ability to develop our operations and business.

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws, against us or our executive officers and directors, or asserting U.S. securities laws claims in Israel.

None of our directors or executive officers are residents of the United States. Most of our directors’ and executive officers’ assets and our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and executive officers and enforcement of judgments obtained in the United States against us or our non-U.S. directors and executive officers may be difficult to obtain within the United States. We have been informed by our legal counsel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our executive officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our executive officers and directors.

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

We rely on third party suppliers and manufacturers, which could be a barrier and cause supply shortage and interruption that could materially impact our business, and we are dependent on these third parties.

We rely upon third party suppliers and manufacturers, including Chic in Israel and Waitemata Honey Co located in New Zealand, to supply raw materials and our products. A supplier’s failure to supply materials in a timely manner, or to supply its finished products, may harm our ability to manufacture our products cost-effectively or at all, and our revenues and gross margins might suffer.

In addition, any significant interruption, negative changes in the availability or economics of the supply chain or increases in the prices for the ingredients in our products provided by any such third-party suppliers, manufacturers and contractors could materially impact our business, financial condition, results of operations and prospects. Any inability to secure required supplies or to do so on appropriate terms could have a materially adverse impact on our business, financial condition, results of operations and prospects.

We do not control the operational processes of our third-party suppliers and manufacturers with whom we contract and their quality control, quality assurance and the maintenance of records and documentation, and we are dependent on these third parties for our business.

Further, our third-party contract manufacturers may:

•	have economic or business interests or goals that are inconsistent with ours;
•	have economic or business hardship, including COVID-19 pandemic or other global crisis;
•	take actions contrary to our instructions, requests, policies or objectives;
•
be unable or unwilling to fulfill their obligations to comply with applicable regulations, including those regarding the safety and quality of products and ingredients and good manufacturing practices;

have financial difficulties;
•	encounter raw material or labor shortages; and
•	encounter increases in raw material or labor costs that may affect our procurement costs.

The occurrence of any of these events, alone or together, could have a material adverse effect on our business, financial condition and results of operations. In addition, such problems may require us to find new manufacturers or other third-party service providers, and there can be no assurance that we would be successful in finding alternatives that third-party suppliers, manufacturers or distributors meeting our standards of innovation and quality.

Underproduction could lead to undercapitalization of market demand.

We may not meet our product development and commercialization milestones. We have several development programs that are in the pre-commercial stage. The success of each formulation development program is highly dependent on its correct interpretation of commercial market requirements, and its translation of those requirements into applicable product specifications and appropriate development milestones. If we have misinterpreted market requirements, or if the requirements of the market change, we may develop a product that does not meet the cost and performance requirements for a successful commercial product. In addition, if we do not meet the required development milestones, our commercialization schedules could be delayed, which could result in potential adverse effects on our business.

Changes in customer expectation in our industry and market may materially affect the results of our operations.

The risk of not meeting our customer expectations may result in a shift in our market shares. Our customers may not be satisfied with the products we deliver, therefore there is a chance that they will choose products offered by our competitors. This may result in low sales revenue and a lower market share.

The future worldwide demand for our current products and our future products is uncertain. Our current products and our future products may not be accepted and may not become commercially successful.

Customers may not perceive the benefits of our products and may be reluctant or unwilling to adopt our products as a treatment option. While we believe that our products are a better alternative to other treatments of certain skin conditions, individuals who are accustomed to using other modalities to treat customers may be reluctant to adopt broad use of our products.

We must grow markets for our products through education and awareness programs. While studies have been done, there may be more to perform, and certainly there will be with new projects. The process of marketing the results of the studies is subject to a peer-review process. Peer reviewers may not consider the results of studies of our products and any future products sufficiently novel or worthy of publication. Failure to have studies of our product accepted may affect adoption of our products.

Increases in the demand for, or the price of, raw materials could hurt our profitability, including with respect to supply chain disruptions.

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions, the COVID-19 pandemic and other global health crisis as well as other unpredictable factors. Increases in the demand for, or the price of, raw materials could hurt our profitability.

Risks Related to The Securities Markets and Investments in Our Common Stock

Our primary shareholder possesses the majority of our voting power, and through this ownership, controls the Company and its corporate actions.

Our primary shareholder and executive officer, Shimon Citron, holds together with his spouse, a stake of 72% of the voting power in the Company. This executive officer, thus, has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, this executive officer has the power to prevent or cause a change in control; therefore, without his consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and our shareholders. For additional details concerning voting power, please refer to the section below entitled “Description of Securities.”

There is a substantial lack of liquidity of our Common Stock and volatility risks, and because there is no active public trading market for our Common Stock, you may not be able to resell your Common Stock.

Our Common Stock is traded on the over-the-counter market with quotations published on the OTC Pink, under the symbol “ATMS”. The OTC Pink is not otherwise regularly quoted on any other over-the-counter market or exchange. The trading volume of the Common Stock historically has been limited and sporadic, and the stock prices have been volatile. As a result of the limited and sporadic trading activity, the quoted price for the Common Stock on the over-the-counter market is not necessarily a reliable indicator of its fair market value. The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or the Company itself. In addition, the OTC Pink is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

Sporadic and limited trading volume is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.

We intend to apply for the listing of our shares to trade on the OTCQB, an inter-dealer, over-the-counter market that provides significantly less liquidity than other national or regional exchanges. This process takes at least 60 days, and the application must be made on our behalf by a market maker. Our Common Stock may be listed or traded only to the extent that there is interest by broker-dealers in acting as a market maker. Despite our best efforts, we may not be able to convince any broker/dealers to act as market-makers and make quotations on OTCQB. If our Common Stock becomes listed and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale.

Furthermore, there is no guarantee that our shares will be listed on the OTCQB or any other "over- the- counter" marketplace. We are currently traded on the OTC Pink. If our securities are not eligible for continued quotation on the OTC Pink, or if a public trading market does grow and develop, purchasers of the shares of Common Stock may have difficulty selling or be unable to sell their securities, rendering their shares effectively worthless and resulting in a partial or complete loss of their investment.

We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our Common Stock on the OTC Pink may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of Common Stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our Common Stock and as a result, the market value of our Common Stock likely would decline.

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

Because we became public by means of a “reverse merger”, we may not be able to attract the attention of major brokerage firms.

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

Our Common Stock may not be eligible for listing or quotation on any national securities exchange.

We do not currently meet the initial quantitative listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange in the future, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Until our Common Stock is listed on a national securities exchange, which event may never occur, we expect that it will continue to be eligible and quoted on the OTC Pink. However, investors may find it difficult to obtain accurate quotations as to the market value of our Common Stock. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over the counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Our stock price may be volatile.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our Common Stock;
•	sales of our Common Stock
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

Our Common Stock is subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or the Company itself. In addition, the OTC Pink is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

A decline in the price of our Common Stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise capital. A decline in the price of our Common Stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our Common Stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet its obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our Common Stock.

A portion of the outstanding shares of Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of Common Stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four-calendar week rule does not apply to companies quoted on the OTC Pink). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of Common Stock, may have a depressive effect upon the price of our shares of Common Stock in any active market that may develop.

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

The requirements of being a public company may strain resources and distract management.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to the business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on reported results and may even affect reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect reported financial results or the way we conduct business.

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

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

 Not applicable.

ITEM 2.          PROPERTIES.

Our principal executive office is currently located at 3 Eliezer Vardinon St., Suite 701, Petach Tikva, Israel. These premises are leased under a lease agreement signed on August 10, 2021 and comprise approximately 85 square meters in size. We do not currently own any properties.

ITEM 3.          LEGAL PROCEEDINGS.

We are not currently a party to or subject to any material legal proceedings.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is quoted on the OTC Pink under the symbol “ATMS.” As of March 1, 2023, there were 90 holders of record of our Common Stock.

We have not paid dividends on our Common Stock since inception, and we do not intend to pay any dividends to our stockholders in the foreseeable future. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the Board of Directors deem relevant.

ITEM 6.          SELECTED FINANCIAL DATA.

 Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers information pertaining to the Company for the year ended December 31, 2022 and should be read in conjunction with the audited financial statements and related notes of the Company as of and for the year ended December 31, 2022. Except as otherwise noted, the financial information contained in this MD&A and in the financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts are expressed in U.S. dollars unless otherwise noted. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

We are a beauty company that develops and distributes premium-quality skincare products, that are based on Mānuka honey and bee venom. Our skincare products are manufactured in Israel by our vendor, Chic with Mānuka honey ingredients. We import Mānuka honey from our supplier in New Zealand, Waitemata Honey pursuant to the Supply Agreement. On February 28, 2022, we were granted an import license from the MoH, which allows it to import Mānuka honey from Waitemata Honey.

The skincare product formulas are the intellectual property of Manuka, pursuant to an agreement signed by the Company and Chic on December 14, 2021 (the “Formula Agreement”).

Currently, we operate only in Israel through our online platform www.bmanuka.co.il. Our website and mobile applications currently offer six cosmetic skincare products: “Face Serum with Manuka Honey and Bee Venom”; “Face Serum with enhanced Vitamin C”; “Day Cream”; “Night nourishing Cream”; “Eye Cream”; and “Face Cleanser Gel”. In the future, we plan to expand our business to other markets outside of Israel with the www.bmanuka.com website, which is still under development.

We believe our focus on delivering a compelling value proposition to our clients across all Manuka’s product categories would drive loyalty from clients. We intend to offer a loyalty program, subscription plans and target promotions. As such, Manuka offers frequent promotions, coupons, and gifts with purchase. For example, Manuka is currently developing a new shopping experience, its “try before you buy” experience. Subject to the “try before you buy” plan’s policy, we would offer selected bundles of products, with payment by customers on shipping costs only. Unsatisfied customers would be able to return the products within 14 days for no other costs (including no return fees). Satisfied customers would be charged after 14 days for the full amount of purchase.

We plan to broaden our line of products that is currently focused on Mānuka honey and bee venom skincare market to include the pure Mānuka honey market, based on Mānuka honey from New Zealand. Our current MoH License enables us to develop and include the pure Mānuka honey products to our existing skincare line of products.

TAXES

We have not recorded any income tax benefit for any period from inception to December 31, 2022.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on various factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policy is the most critical for fully understanding and evaluating our financial condition and results of operations.

Stock-Based Compensation

We apply the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, or ASC 718, for stock-based awards granted to officers and other providers for their services. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Calculating the fair value of stock-based awards requires that we make subjective assumptions.

Pursuant to ASC 718, we measure stock-based awards granted to employees, members of the board of directors and other providers at fair value on the date of grant and recognize the corresponding stock-based compensation expense of those awards on a straight-line basis over the requisite service period.

The fair value calculation of the option awards requires a number of assumptions, of which the most significant are the stock price volatility and the expected option term. Each of the above factors requires us to use judgment and make estimates in determining the percentages and time periods used for the calculation. If we were to use different percentages or time periods, the fair value of option awards could be materially different. We recognize stock-based compensation cost for option awards on an straight line basis over the employee’s requisite service period, net of estimated forfeitures.

Volatility is derived from the historical volatility of publicly traded set of peer companies. The risk-free interest rates used in the Black-Scholes calculations are based on the prevailing U.S. Treasury yield as determined by the U.S. Federal Reserve. We have not paid dividends and does not anticipate paying dividends in the foreseeable future.

Accordingly, no dividend yield was assumed for purposes of estimating the fair value of our stock-based compensation. The weighted average expected life of options was estimated individually in respect of each grant.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2021

Results of Operations

The following table presents our results of operations for the year ended December 31, 2022 and 2021:

	Year ended December 31	Year ended December 31
	2022	2021
	($ THOUSANDS)	($ THOUSANDS)

Revenues	311	7
Costs of revenues	54	1

Gross profit	257	6

Operating expenses
Sales and marketing	664	66
General and administrative	952	230

Total operating expenses	1,616	296

Operating loss	(1,359)	(290)

Financial expenses/Income, net	4	(39)

Net Loss and Total Comprehensive Loss	(1,355)	(329)

Loss per share:
Basic and diluted net loss per share	(0.01)	(0.00)

Weighted average number of common stocks used in calculation of net loss per Common share:
Basic and diluted	57,058,283	26,139,289

Revenue

Revenues for the year ended December 31, 2022 were $311,000, compared to revenues of $7,000 for the year ended December 31, 2021, an increase of $304,000, or 4,343%. The reason for the increase in revenues was due to the introduction of new products and increased sales of our products. Following our sales efforts in the twelve months ended December 31, 2022, we began to sell more products and increased our repeated customers. We currently sell five new products in addition to our first product.

At the beginning of 2022, we introduced five additional products, as follows: (i) face serum enriched with Vitamin C; (ii) day cream; (iii) night nourishing cream; (iv) eye cream; and (v) a facial cleansing gel. As a result of increasing the array of cosmetic products, from one sole product to a total of six, we have seen a significant increase in revenues and, consequently, an increase in our customer base.

 Costs of revenues

Costs of revenues for the years ended December 31, 2022 and 2021 were $54,000 and $1,000, respectively, an increase of $53,000, or 5,300%.  The reason for the increase in cost of revenue was mainly due to an increase in the purchases of raw materials for products following an increase in sales.

Gross profit

Gross profit for the years ended December 31, 2022 and 2021 were $257,000 and $6,000, respectively, an increase of $251,000, or 4,183%. The reason for the increase in gross profit was mainly due to an increase in sales and repeat customers.

Sales and Marketing Expenses

Sales and marketing expenses for the years ended December 31, 2022 and 2021 were $664,000 and $66,000, respectively, an increase of $598,000, or 906%. The increase in our sales and marketing expenses was mainly due to an increase in expenditures relating to media advertising expenses and marketing on online public platforms in support of our efforts to increase our sales and generate new customers.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2022, which consisted primarily of professional services and salaries, amounted to $952,000, compared to $230,000 for the year ended December 31, 2021, an increase of $722,000, or 314%. The increase in the general and administrative expenses was mainly due to an increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement and share based compensation.

Operating Loss

As a result of the foregoing, our operating loss totalled $1,359,000 for the year ended December 31, 2022, representing an increase of $1,069,000, or 369%, compared to $290,000 for the year ended December 31, 2021.

Financial Income (Expense)

For the year ended December 31, 2022, we had financial income, net of $4,000 compared to a financial expense of $39,000 for the year ended December 31, 2021, a decrease of $43,000, or 110%. The reason for the decrease in financial expenses was due to changes in exchange rates and translation differences.

Net Loss

We incurred a net loss of $1,355,000 for the year ended December 31, 2022 as compared to a net loss of $329,000 for the year ended December 31, 2021, an increase of $1,026,000, or 311.6%. The reason for the increase in net loss is mainly due to the increase in our marketing and sales efforts to increase our sales as well as an increase in consultants and professional services expenses paid in connection with the Share Exchange Agreement and share based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Since our inception, we have not had significant revenues and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations principally with approximately $501,000 from the issuance of Common Stock, a $177,000 loan from a major stockholder and with $96,000 short-term credits. As of December 31, 2022, we had approximately $55,000 in cash and cash equivalents.

Although we raised funds from an outside investor, such amount is not sufficient to fund our operations for the period of twelve months from the date of approval of the financial statements, which raises substantial doubts as to our ability to continue as a going concern. Management plans to alleviate such doubts are mainly reliant on the following factors: (i) as detailed in our financial reports, one of our major stockholders has committed and will continue to support the Company through December 2023, (ii) we plan to raise capital in the near term, and (iii) based on our current business activity, and according to prior experience, we are expected to increase our sales revenue and become cash positive during the second quarter of 2023. Furthermore, we currently have no obligations for additional support from any other sources such as shareholders, directors, or officers.

 The table below presents our cash flows for the periods indicated:

	Year ended December 31
	2022	2021
	($ THOUSANDS)	($ THOUSANDS)
Cash flows from operating activities:
Net loss	(1,355)	(329)
Net cash used in operating activities	(390)	(279)
Cash flows from investing activities:
Net cash used in investing activities	(26)	(27)
Cash flows from financing activities:
Net cash provided by financing activities	-	774
Cash and cash equivalents at beginning of period	471	3

Cash and cash equivalents at end of period	55	471
Non-cash activities:
Intangible assets recognized with corresponding other liability	6	32
Reverse recapitalization effect on equity	(60)	-
Right-of-use asset recognized with corresponding lease liability	-	60
Purchase of property and equipment in credit	-	12

Operating Activities

Net cash used in operating activities was $390,000 for the year ended December 31, 2022, an increase of 40% compared to $279,000 used in operations for the same period in 2021. Cash used in operations increased mainly due to the increase in our operating activities.

Net Cash used in investing activities

 Net cash used for investing activities was $26,000 for the year ended December 31, 2022, a decrease of $1,000, or 3.7%, compared to $27,000 for the same period in 2021. Cash used for investing activities decreased mainly due to a decreasing in fixed assets (purchase of property and equipment) during the year ended December 31, 2022.

Net Cash provided by financing activities

Net cash provided by financing activities was $0 for the year ended December 31, 2022, compared to $774,000 net cash provided by financing activities during the same period in 2021. The decrease in financing activities is mainly due to a decrease in short-term bank credits and other loans for working capital.

Financing Arrangements

Since our inception, we have funded our operations primarily through shareholders loans, by our director and CEO, Mr. Citron, in an aggregate amount of $757,000. As of December 31, 2022, our financial arrangements with Mr. Citron includes several loans at an aggregate amount of $236,000. The loans bear no interest and are linked to the Israeli Consumer Prices Index (“CPI”). The repayment date has not been determined.

We expect our expenses to increase significantly in connection with our ongoing operations, particularly as we advance marketing activities to introduce our products to the market and find new markets.

We are still growing and do not know how to estimate our future expenses at this time.

 Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through the sales of our securities, milestone payments and other outside funding sources. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market by ourselves. In addition, if we are unable to fund outside sources of funding, our majority stockholders intend to provide us with the necessary financial support to continue our operations.

Seasonality

We currently expect that our business will be subject to seasonal fluctuation. Such estimates of significant portions of net sales and profits to be realized during the fall, winter and spring seasons as well as peaks during seasonal holidays such as Black Friday, Christmas, New Year, and Easter.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Under the direction of our CFO and CEO, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

No change in our internal control over financial reporting occurred during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

 Our CFO has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022.

This assessment included (a) an evaluation and testing of the design of our internal control over financial reporting and (b) testing of the operational effectiveness of these controls.  Our assessment was conducted in accordance with criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment under those criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Remediation Efforts to Address Material Weaknesses

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are designed and operating effectively. We intend to remediate the identified material weakness in internal controls, subject to possessing sufficient financial means to do so, by hiring internal staff to our financial department to assist our CFO and CEO as well as intend to form an audit committee comprised of independent directors with sufficient financial reporting experience.

ITEM 9B.       OTHER INFORMATION.

 None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

 Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning our current executive officers and directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, their education and the names of other public companies in which such persons hold directorships as of March 31, 2023.

NAME	AGE	POSITION
EXECUTIVE OFFICERS
Shimon Citron	67	Chief Executive Officer, Director
David Dana	59	Chief Financial Officer
Haim Tabak	75	Chief Operating Officer

Shimon Citron, Chief Executive Officer and Director

Shimon Citron has served as our Chief Executive Officer and Director since our inception in 2020. Mr. Citron has over 25 years of experience in the online marketing field. During this period, Mr. Citron served as Chief Executive Officer of a publicly trading company on the Bulletin Board in the U.S. (including the Chief Executive Officer of EZTD Inc. from 2004 to May 2017). Prior to initiating Manuka Ltd., in year 2017, Mr. Citron became an active shareholder of Maelys Cosmetics Ltd., a leading online brand of skin care products with sales in Israel and in the U.S. While still maintaining a stake in Maelys Cosmetics Ltd., Mr. Citron initiated the establishment of Manuka Ltd. Mr. Citron’s vast commercial, internet advertising and marketing experience as a Chief Executive Officer and director at international private and public companies for over 25 years, which our Board of Directors believes qualifies him to serve as a director.

David Dana, Chief Financial Officer

David Dana is a Certified Public Accountant (ISR) and holds an MBA in Business Administration from Heriot Watt University in the U.K.  Over the last 12 years Mr. Dana has been the owner of CFO4U, an Israeli company providing external financial and accounting services to various companies. From 2013 to 2017, Mr. Dana provided financial services to Riskified Ltd (NYSE: RSKD). Mr. Dana has been providing financial services to Joytunes Ltd. since 2011, to Powtoon Ltd. and Powtoon Limited since 2013, to Tradair Ltd. since 2013, and to Substrata Ltd since 2013. For the past five years Mr. Dana provides a wide range of financial, accounting and business services including outside CFO counsel services to multiple companies through his company, CFO4U. Mr. Dana’s clients in the past five years include start-up companies such as Joytunes Ltd., Powtoon Ltd., Substrata Ltd., Jug Technologies Ltd., Roeto Ltd., and Chekkt Ltd. In July 2022 Mr. Dana was appointed as the Company’s CFO effective from July 26, 2022.

Haim Tabak, Chief Operating Officer, as a consultant

Haim Tabak serves as our Chief Operating Officer since our inception in 2020. Mr. Tabak is a retiree since 2017, following a career of over 20 years as a Chief Operating Officer in a publicly trading company on the Bulletin Board in the U.S., including at Win Gaming Media, Inc. In recent years and since the establishment of Manuka Ltd., Mr. Tabak has been working as an operating advisor and COO.

Family Relationships

There are no family relationships among our directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal period ended December 31, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

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

CORPORATE GOVERNANCE

AUDIT COMMITTEE. Currently, the Board of Directors recommends to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. We do not currently have any audit committee financial expert on the Board of Directors.

COMPENSATION AND NOMINATING COMMITTEES. The Board of Directors has not established any compensation or nominating committee primarily because the current composition and size of the Board of Directors.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table shows the particulars of compensation paid to our named executive officers for the fiscal years ended December 31, 2022, and 2021. We do not currently have any other executive officers.

Summary Compensation Table (dollars in thousands)

Name and Principal Position	Year	Salary	Bonus	Equity Awards	Option Awards	All Other Compensation		Total (2)
Shimon Citron, CEO	2022	$98	--	--	--	$36	(1)	$134
	2021	--	--	--	--	$49	(1)	$49
Haim Tabak, COO	2022	36	--	--	--	$30		$66
	2021	--	--	--	--	$27		$27
David Dana, CFO (3)	2022	--	--	--	182	$23	(4)	$205
	2021	--	--	--	--	--		--

(1) Represents a management fee.

(2) Aggregated service fees paid in NIS (converted herein to U.S. dollar annual average rate).

(3) Mr. Dana was appointed as CFO in July 2022.

(4) Represents a consulting fee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of March 31 2023, we granted options to our CFO to purchase 370,014 shares of Common Stock of the Company, with an exercise price per share of $0.0624 for a vesting period of 36 months commencing on April 1, 2022, with one third (1/3) of the total number of options vesting on the first anniversary of the Start Date (the “Cliff Date”) and one twelfth (1/12) of the options vesting every three months following the Cliff Date.

On August 22, 2016, we granted 91,528 stock options to Dana Wolf, former consultant and Chief Scientific Officer, effective as of August 23, 2016. Each stock option is exercisable into a share of the Company’s Common Stock of and expires no later than August 23, 2026.

DIRECTOR COMPENSATION

We did not pay any fees to their respective directors for attendance at meetings of the board; however, we may adopt a policy of making such payments in the future. We may reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information as of March 1, 2023, regarding beneficial ownership of our Common Stock by: (i) each person known to us who beneficially owns more than five percent (5%) of our Common Stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers as a group.

The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

As of March 1, 2023,we had 112,033,909 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
5% Stockholders:
Chomsky Group	16,819,250	15	%(2)

Executive Officers:
Shimon Citron	80,729,883	72	%(3)
David Dana	-	-%
Haim Tabak
All directors and executive officers as a group (3 Persons)	80,729,883	72%

(1)
Applicable percentage ownership is based on 112,033,909 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of December 20, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes shared vote of 12,614,868 shares of Common Stock common beneficially held by Adler Chomsky Marketing Communication Ltd. and 4,204,382 shares of Common Stock beneficially held by Eyal Chomsky Holdings Ltd. Address: 50 Menachem Begin St., Tel Aviv 6777682.

(3)
Includes 32,292,193 shares of Common Stock beneficially owned by Mr. Citron’s wife, Mrs. Sigalit Citron and 48,437,690 shares of Common Stock beneficially owned by Mr. Shimon Citron. Address: 19 Haim Bar-Lev St., Tel Aviv 5265368.

EQUITY COMPENSATION PLANS

We do not have in effect any compensation plans under which our equity securities are authorized for issuance, and we do not have any outstanding stock options.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

During the period from March 2020, (Inception) to December 31, 2020 and the year ended December 31, 2022, Mr. Citron provided the Company with several loans at an aggregate amount of $236 thousands as of December 31, 2022. The loans bear no interest and are linked to the Israeli Consumer Prices Index. The repayment date has not been determined.

Loan Agreements

During the period from March 2020, (Inception) to December 31, 2020 and the year-end December 31, 2022, Mr. Citron provided Manuka Ltd. with several loans at an aggregate amount of $236 thousands as of December 31, 2022. The loans bear no interest and are linked to the Israeli CPI. The repayment date has not been determined. We estimated the value of the benefit as the difference between the interest rate stipulated in the contract and the interest rate commensurate with such loans expected in an arms-length transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which our management considers being the best estimate of our interest rate close to the date of receiving loans from the shareholders). Accordingly, as a result of the fact that Mr. Citron’s loans bear no interest and have no maturity date, the tax benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) are determined to be approximately 8.85%. The benefit for the period from December 31, 2021, and the year ended December 31, 2022 were $13 thousands and $22 thousands, respectively.

DIRECTOR INDEPENDENCE

As our Common Stock is currently traded on the OTC Pink, we are not subject to the rules of any national securities exchange which require that a majority of a listed Company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. Nonetheless, none of the directors currently serving on the Board of Directors is an independent director within the meaning of Nasdaq Rule 5605(a)(2).

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES (dollars in thousands).

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., CPA, a member firm of Deloitte Touche Tohmatsu Limited (“BAZ”), for the audit of our annual financial statements for the years ended December 31, 2022 and December 31, 2021 and fees billed for other services rendered by BAZ during the same periods.

	FISCAL YEAR ENDED DECEMBER 31, 2022	FISCAL YEAR ENDED DECEMBER 31, 2021

Audit fees (1)	$140	$26
Audit related fees	$21	$0
Tax fees	$18	$0
All other fees	$0	$0
Total	$179	$26

(1) Audit fees consisted of audit work performed in the preparation of financial statements, and work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

POLICY ON BOARD OF DIRECTORS PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Board of Directors appoints, sets compensation and oversees the work of the independent registered public accounting firm. The Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

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

3.2	Certificate of Amendment, dated September 8, 2022 (previously filed as exhibit 3.1 to our Current Report Form 8-K with the SEC on September 9, 2022).
3.3	Bylaws of the Company (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on July 22, 2003)
Amendment to the Bylaws of the Company (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2008).
4.1	Form of Warrant Exchange Agreement (previously filed as Exhibit 10.6 to Current Report 8-K on July 5, 2022).
4.2*	Description of Securities.
10.1
Share Exchange Agreement by and between Artemis Therapeutics, Inc., Manuka Ltd., an Israeli company and the shareholders of Manuka Ltd., dated March 6, 2022 (previously filed as exhibit 10.1 to our Form 10-Q with the SEC on May 23, 2022).

10.2^
First Amendment to the Share Exchange Agreement by and between Artemis Therapeutics, Inc., Manuka Ltd., an Israeli company and the shareholders of Manuka Ltd., dated June 30, 2022 (previously filed as Exhibit 10.2 to Current Report 8-K on July 5, 2022).

10.3^	Supply Agreement between Manuka Ltd. and Waitemata Honey Co. Ltd., dated July 20, 2021 (previously filed as Exhibit 10.3 to Current Report 8-K on July 5, 2022).
10.4^	English Translation of Agreement between Manuka Ltd. and Chic Cosmetic Industries 1987 Ltd., dated December 14, 2021 (previously filed as Exhibit 10.4 to Current Report 8-K on July 5, 2022).
10.5	English Translation of Import License from the Israeli Ministry of Health, dated February 28, 2022 (previously filed as Exhibit 10.5 to Current Report 8-K on July 5, 2022).
10.6	Form of Indemnification Agreement (previously filed as Exhibit 10.8 to Form S-1/A on November 21, 2022).
10.7	Form of Debt Forgiveness Agreement (previously filed as Exhibit 10.7 to Current Report 8-K on July 5, 2022).
10.8+^	Personal Employment Agreement between Manuka Ltd. and Shimon Citron, dated April 13, 2022 (previously filed as Exhibit 10.9 to Form S-1/A on November 21, 2022).
10.9	Service Agreement, dated as of July 26, 2022, by and between the Company and David Dana (previously filed as Exhibit 10.1 to Current Report 8-K on August 2, 2022).
10.10	Form of Warrant Exchange Agreement (previously filed as Exhibit 10.6 to Current Report 8-K on July 5, 2022).
21.1*	List of Subsidiaries (previously filed as Exhibit 21.1 to Current Report 8-K on July 5, 2022).
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following materials from the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficiency, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

^ Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

ITEM 16.        10-K SUMMARY.

None.

Artemis Therapeutics Inc.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Artemis Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Artemis Therapeutics Inc. (the "Company") as of December 31, 2022, and 2021, and the related consolidated statements of comprehensive income (loss), Changes in Stockholder’s Equity (Deficiency), and cash flows, for the two years ended December 31, 2022, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the two years ended December 31, 2022, in conformity with the U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company is in its early stages and has incurred substantial operating losses, these conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Stock-Based Compensation to Officer and Service Provider – Stock Options — Refer to Notes 8B to the consolidated financial statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company recorded stock options related compensation expense of $247 thousands, from issuance of options to service provider and officer. The fair value of these stock options management to make a number of assumptions, of which the most significant are the stock price, volatility and the expected option term.

Auditing the Company's accounting of stock-based options required auditor judgment due to the subjectivity of assumptions used to estimate the fair value of stock-based options granted.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the stock-based compensation included the following, among others:

•	We assessed the accuracy and completeness of the awards granted during the year by reading grant documents.

•	We evaluated the appropriateness of the valuation method used for the stock option grants.

•	We evaluated the significant assumptions used by management to calculate the fair value of stock options granted. Such evaluation included independent calculation of the expected volatility.

•	We developed an independent estimate of the fair value for all the grants during the year and compared it to the fair value used by management.

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
A firm in the Deloitte Global Network

Tel Aviv, Israel
March 30, 2023
We have served as the Company’s auditor since 2020.

Artemis Therapeutics Inc.
Consolidated Balance Sheets
(USD in thousands, except share data)

		December 31
	Note	2022	2021
		$	$
ASSETS

CURRENT ASSETS
Cash and cash equivalents		55	471
Trade receivables		14	-
Other receivables		27	20
Inventory	3	47	74
Total current assets		143	565

NON-CURRENT ASSETS:
Property and equipment, net	5	50	37
Operating lease right-of-use assets	7	37	55
Intangible assets, net	6	35	32
Total long-term assets		122	124

TOTAL ASSETS		265	689

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term credit		86	97
Trade account payables		571	42
Short-term operating lease liabilities	7	19	19
Other account payables		328	102
Total current liabilities		1,004	260

NON-CURRENT LIABILITIES:
Long-term loan from a related party	9	236	239
Long-term operating lease liabilities	7	15	38
Other liabilities	6	36	32
Total long-term liabilities		287	309

Total liabilities		1,291	569

STOCKHOLDER’S EQUITY (DEFICIENCY):
Common stock of $0.01 par value – Authorized: 150,000,000, issue and outstanding 112,033,909 as of December 31, 2022 and 31,549,132 as of December 2021;	8	1,120	315
Series D Convertible Preferred stock, $0.01 par value - Authorized: 110,000 shares; issued and outstanding: 0 shares as of December 31, 2022 and 110,000 shares as December 31, 2021		-	1
Capital reserve from transaction with a major stockholder		37	15
Stock based compensation		182	-
Additional paid in capital		-	186
Accumulated deficit		(2,365)	(397)
Total Stockholders’ deficiency		(1,026)	120

Total liabilities and Stockholder’s equity (deficiency)		265	689

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.
Consolidated Statements of Comprehensive Income (Loss)
(USD in thousands, except per share data)

	Year ended December 31	Year ended December 31
	2022	2021
	$	$

Revenues	311	7
Costs of revenues	54	1

Gross profit	257	6

Operating expenses
Sales and marketing	664	66
General and administrative	952	230

Total operating expenses	1,616	296

Operating loss	(1,359)	(290)

Financial expenses/Income, net	4	(39)

Net Loss and Total Comprehensive Loss	(1,355)	(329)

Loss per share:
Basic and diluted net loss per share	(0.01)	(0.00)

Weighted average number of common stocks used in calculation of net loss per Common share:
Basic and diluted	57,058,283	26,139,289

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.

Consolidated Statements of Changes in Stockholder’s Equity (deficiency)

(USD in thousands, except share data)

	Common Shares		Preferred Stock D			Capital reserve from transaction with related parties	Additional Paid In Capital	Accumulated Deficit	Total
	Number	$	Number	$		$	$	$	$

Balance as of December 31, 2020	26,109,483	261	91,034	1		2	(261)	(68)	(65)
Issuance of Common Shares	5,439,650	54	18,966	(*	)		447		501
Transactions with shareholders (Note 6)						13			13
Net Loss								(329)	(329)
Balance as of December 31, 2021	31,549,132	315	110,000	1		15	186	(397)	120

(*) Represents an amount lower than 1 USD

	Common Shares		Preferred Stock A			Preferred Stock C			Preferred Stock D		Capital reserve from transaction with related parties	Share based compensation	Additional Paid in Capital	Accumulated deficit	Total
	Number	$	Number	$		Number	$		Number	$	$	$	$	$	$
Balance as of December 31, 2021	31,549,132	315							110,000	1	15	-	186	(397)	120
Stock based compensation on stock options granted to a service provider	2,242,509	23											42		65
Effect of reverse recapitalization transaction	11,333,764	113	453	(**	)	250	(**	)					(173)		(60)
Conversion of preferred A &C & D share of Common Stock	66,908,504	669	(453)	(**	)	(250)	(**	)	(110,000)	(1)			(55)	(613)	-
Share base compensation												182			182
Transactions with stockholders (Note 6)											22				22
Net Loss														(1,355)	(1,355)
Balance as of December 31, 2022	112,033,909	1,120	-	-		-	-		-	-	37	182	-	(2,365)	(1,026)

(**) Represents an amount lower than 1 USD

The accompanying notes are an integral part of the financial statements.

Artemis Therapeutics Inc.

Consolidated Statement of Cash Flows

(USD in thousands)

	Year ended December 31	Year ended December 31
	2022	2021
	$	$
Cash flows from operating activities:
Net loss	(1,355)	(329)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	3
Share based compensation	182	-
Increase (decrease) in operating lease liabilities	(5)	2
Share-based to service provider	65	-
Increase in other liabilities	(2)	(* )
Exchange rate differences	(14)	-
Accrued interest from stockholder loans from a major stockholder	22	13
Increase in trade account receivable and other receivables	(16)	(15)
Increase in trade accounts payable and other accounts payable	690	121
Increase (decrease) in inventory	27	(74)

Net cash used in operating activities	(390)	(279)

Cash flows used in investing activities:
Purchase of property and equipment	(26)	(27)

Net cash used in investing activities	(26)	(27)

Cash flows provided by financing activities:
Short-term credit	-	96
Issuance of Common stock	-	501
Loan received from A major stockholder	-	177

Net cash provided by financing activities	-	774

Increase in cash and cash equivalents	(416)	468

Cash and cash equivalents at beginning of period	471	3

Cash and cash equivalents at end of period	55	471

Non-cash activities:

Intangible assets recognized with corresponding other liability	6	32
Reverse recapitalization effect on equity	(60)	-
Right-of-use asset recognized with corresponding lease liability	-	60
Purchase of property and equipment in credit	-	12

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

As of December 31, following the completion of the transactions contemplated by the Share Exchange Agreement (as defined and detailed below), the Company is no longer classified as a “shell” Company.

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

As of December 31, 2022, the term Company refers to Artemis Therapeutics Inc. as adjusted to reflect the financial statements of Manuka Ltd.

The number of shares included within these financial statements have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Reverse Recapitalization Transaction.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Pink Market under the symbol “ATMS.”

The Company is at its early stages and has incurred substantial operating losses. There is uncertainty regarding the future of its operations. Moreover, the Company is thinly capitalized and have not yet generated cash from operations. Management expects the company to continue to generate substantial operating losses and to continue to fund its operations primarily through additional raises of capital. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from existing and potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Accounting principles:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

B.	Use of estimates in the preparation of financial statements:

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

C.	Functional currency:

The functional currency of the Company is the U.S dollar (“$” or “dollar”) since the dollar is the currency of the expected primary economic environment in which the Company is and would operate.

The dollar figures are determined as follows: transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the statement of operations, the exchange rates at transaction dates are used. Depreciation and other changes deriving from non-monetary items are based on historical exchange rates.

The resulting translation gains or losses are recorded as financial income or expenses, as appropriate.

D.	Cash and cash equivalents:

The Company considers all highly liquid investments, which include short-term bank deposits that are not restricted as to withdrawal or use and such deposits have a period to maturity which did not exceed three months at the time of investment, to be cash equivalents.

E.	Inventory:

Inventories are recorded at the lower cost or net realizable value. Cost is determined on a weighted average basis.

The Company periodically evaluates the inventory quantities on hand relative to historical and projected sales volumes, current and historical selling prices, and contractual obligations to maintain certain levels of products. Based on these evaluations, inventory write-offs are provided to cover risks arising from slow-moving items, discontinued products, excess inventories, and market prices lower than cost and adjusted revenue forecasts.

F.	Property and equipment:

These assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of each asset.

Annual rates of depreciation are as follows:

%

Computers and electronic equipment	33
Capitalization of website development costs	20
Office furniture and equipment	7

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

G.	Impairment of long-lived assets:

The Company's long-lived assets (assets group) to be held or used, including the right of use assets and intangible assets that are subject to amortization, are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, "Property, Plant, and Equipment" whenever events or changes in circumstances indicate that the carrying amount of a group of assets may not be recoverable. The recoverability of a group of assets to be held and used is measured by a comparison of the carrying amount of the group to the future undiscounted cash flows expected to be generated by the group. If such a group of assets is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Fair value is determined through various valuation techniques including discounted cash flow models and third‑party independent appraisals, as considered necessary. During the years ended December 2022 and 2021, the Company did not record any impairment charges attributable to long-lived assets.

H.	Basic and diluted net loss per share:

Basic loss per share is computed by dividing the net loss applicable to holders of Ordinary Shares by the weighted average number of shares of Ordinary Shares outstanding during the year per share is computed by dividing the net loss applicable to holders of Ordinary Shares by the weighted average number of Ordinary Shares outstanding plus the number of additional Ordinary Shares that would have been outstanding if all potentially dilutive Ordinary Shares had been issued, using the Treasury Shares Method, in accordance with ASC 260-10, "Earnings per Share".

I.	Income Tax:

Income taxes: The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." This ASC prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. The Company establishes reserves for uncertain tax positions based on an evaluation of whether the tax position is “more likely than not” to be sustained upon examination. The Company records interest and penalties pertaining to its uncertain tax positions in the financial statements as income tax expenses. As the Company is in an early stage, a valuation allowance was provided on any deferred tax assets. The Company has not recorded any liability for uncertain tax positions for the years ended December 31, 2022, and 2021.

J.	Revenue recognition:

The Company generates its revenues mainly from sales of skincare products. Revenues from the Company's contracts with customers are recognized using the five-step model in ASC 606, "Revenue from Contracts with Customers." At first, the Company determines if an agreement with a customer is considered to be a contract to the extent it has a commercial substance, it is approved in writing by both parties, all rights and obligations including payment terms are identifiable, and the agreement between the parties creates enforceable rights and obligations, and collectability in exchange for goods that will be transferred to the customer is considered as probable. The Company then assesses the transaction price for a contract in order to determine the consideration the Company expects to receive for satisfying the performance obligations called for in the contract, which generally includes only one performance obligation.

Revenues for performance obligations are recognized at the point in time when control is transferred to the customer (which is generally upon delivery) and include mainly revenues from the sales of the skincare products.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)
K.	Concentration of credit risk:

The Company maintains an allowance based on a specific analysis of each customer account receivable’s aging, assessment of its related risk, and ability of the customer to make the required payment. In addition, in accordance with ASC 326, "Financial Instruments - Credit Losses,” an allowance is maintained for estimated forward-looking losses resulting from the possible inability of customers to make required payments (current expected losses). The amount of the allowance is determined principally on the basis of past collection experience and known financial factors regarding specific customers. Trade accounts receivables are written off against the allowance when it becomes evident that collection will not occur. Credit is extended to customers satisfying pre-defined credit criteria.

L.	Commitments and contingencies:

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

M.	Fair value measurements:

ASC 820, "Fair Value Measurement and Disclosure," clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Significant other observable inputs based on market data obtained from sources independent of the reporting entity.

Level 3 - Unobservable inputs which are supported by little or no market activity.

As of December 31, 2022 and 2021, the Company did not have any derivative instruments or other financial instruments, carried at fair value on a recurring or nonrecurring basis.

N.	Leases:

In accordance with ASC 842, “Leases,” the Company determines if an arrangement is a lease and the classification of that lease at inception based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefits from the use of the asset throughout the period, and (3) whether the Company has a right to direct the use of the asset.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Leases (Cont.):

Right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. ROU assets are initially measured at amounts, which represent the discounted present value of the lease payments over the lease, plus any initial direct costs incurred. The lease liability is initially measured based on the discounted present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. The implicit rate within the operating leases is generally not reasonably determinable, therefore, the Company uses the Incremental Borrowing Rate (“IBR”) based on the information available at the commencement date in determining the present value of lease payments. The Company’s IBR is estimated to approximate the interest rate for collateralized borrowing with similar terms and payments and in economic environments where the leased asset is located.

Certain leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain that the Company will exercise that option. An option to terminate is considered unless it is reasonably certain that the Company will not exercise the option.

O.	Stock-based compensation:

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

P.	Impact of recently issued and adopted accounting standards:

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under the U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. It also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021. This update did not have a material impact on the Company's financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

P.	Impact of recently issued and adopted accounting standards (Cont.):

Written Call Options.” This update did not have a material impact on the Company's financial statements.

Q.	New accounting pronouncements not yet effective:

On December 21, 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. When the FASB issued ASU No. 2020-04 in 2020, the Board included a sunset provision within Topic 848 based on the expectation that LIBOR would cease being published on December 31, 2021 and thus, the board set a sunset provision date for December 31, 2022 - 12 months after the expected cessation date of LIBOR. However, in March 2021, the Board accounted the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of LIBOR would be June 30, 2023, which is beyond the previously established sunset provision date of December 31. 2022. Therefore, the amendments in ASU 2022-06 address this, and defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The amendments in ASU 2022-06 apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective for all entities upon issuance of this update. The Company expects that this update, will not have a significant impact on the Company’s consolidated financial statements.

NOTE 3	-	INVENTORIES

	December 31,
	2022	2021

Raw materials	24	32
Finished goods	23	42
	47	74

The company recorded inventory write-offs during the years that ended on December 31, 2022 and 2021 were $9 thousands, and $0 respectively.

NOTE 4	-	COMMITMENTS AND CONTINGENT LIABILITIES

The Company's skincare products are manufactured in Israel by a sole manufacturer, Waitemata Honey Co. Ltd. (the “Vendor” or “Waitemata Honey”) with Mānuka honey ingredients. The Company imports Mānuka honey from its supplier in New Zealand. Pursuant to the agreement with the New Zealand supplier in July 2021, on February 28, 2022, the Company was granted an import license from the Israeli Ministry of Health, the“MoH” and the “MoH License,” which allows it to import Mānuka honey from Waitemata Honey.

The skincare product formulas are the intellectual property of the Company, pursuant to an agreement signed by the Company and the Vendor on December 14, 2021 (the “Formula Agreement”).

Pursuant to the Formula Agreement, the Vendor was granted exclusivity as the manufacturer of the Company's cosmetic products. The Company is entitled at any time to replace the Vendor as the sole manufacturer. If the Company so decides it will have to pay the Vendor approximately US$ 6,000 (NIS 20,000), linked to the Israeli CPI, for each formula for which the manufacturer was replaced.

The Formula Agreement is for the manufacturing of six formulas of cosmetic materials production and the rights to purchase these formulas with a term of 10 years.

The Company accounted for the Formula Agreement as the acquisition of the IP associated with the development of the formulas in consideration of granting exclusivity rights. The Company recorded an intangible asset in the amount of US$ 36 thousands (NIS 120 thousand), amortized over the term of the contract with a corresponding liability in the same amount for the exclusivity liability.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 5	-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2022	2021
Cost:

Computers and electronic equipment	11	6
Capitalization of website development costs	55	34
	66	40
Accumulated depreciation:
Computers and electronic equipment	(4)	(1)
Capitalization of website development costs	(12)	(3)
	(16)	(4)

Depreciated cost	50	36

Depreciation expense for the years ended December 31, 2022 and 2021 were $12 thousands, and $3 respectively.

NOTE 6	-	INTANGIBLES, NET

The gross book value, accumulated amortization, and amortization periods of intangible assets are as follows:

	December 31, 2022
	Estimated Useful Life (in years)	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)

Acquisition of IP	10	39	4	35	9

	December 31, 2021
	Estimated Useful Life (in years)	Gross Book Value	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life (in years)

Acquisition of IP	10	32	-	32	10

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 7	-	LEASES

On August 10, 2021, the Company entered into an operating lease agreement for its office. The Company signed a new agreement for its current office and manufacturing facilities lease, which originally was to end in 2022. The lease agreement is for one year starting in October 2021 with two options to extend the lease by an additional one year for each option until September 30, 2024. On October 1, 2022, the company exercised the first option to extend the lease for another year and the company is reasonably certain that it will exercise its additional option starting in October 2023.

The components of operating lease costs were as follows:

	December 31,
	2022	2021

Operating lease cost	21	6
Total lease costs	21	6

a.	Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2022	2021

Operating lease ROU assets	37	55
Operating lease liabilities, current	19	19
Operating lease liabilities, long-term	15	38
Weighted average remaining lease term (in years)	1.75	2.75
Weighted average discount rate	7.85%	7.85%

b.	Future lease payments under operating leases as of December 31, 2022, are as follows:
December 31,
2022

2023	21
2024	15
Total undiscounted lease payments	36
Less: imputed interest	(2)
Present value of lease liabilities	34

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 8	-	SHAREHOLDERS' EQUITY

A.	Stockholders’ Rights:

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

All of the Series A Convertible Preferred shares were converted into shares of common stock on October 18, 2022.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 8	-	SHAREHOLDERS' EQUITY (Cont.):

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

All of the110,000 shares Series D Convertible Preferred shares were converted into shares of common stock on September 20, 2022.

D.	Stock Option:

On January 19, 2022, the Company entered into an agreement with a services provider according to which the Company granted the services provider options to purchase 2.25% of the Company’s issued and outstanding Common Stock with exercise price equal to the par value of the shares. The stock option will be fully exercisable a moment before the closing date of the Share Exchange Agreement and can be exercised no later than the closing date. On June 30, 2022, the services provider exercised the stock option and as a result of the Share Exchange Agreement was issued 2,242,509 common stock of the Company.

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

The Company recognized compensation expenses in the amount of $182 thousands, included in General and administrative Expenses.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 9	-	RELATED PARTY BALANCES AND TRANSACTIONS

During 2020 and 2021 the founder of the Company provided the Company with several loans at an aggregate amount of $236 thousands as of December 31, 2022. The loans bear no interest and are linked to the Israeli Consumer Prices Index (“CPI”). The repayment date has not been determined.

The Company considered whether the loans the Company received from its founder is beneficial and hence such benefit should be recorded in capital reserve from the transaction with A major stockholder.

The Company estimated the value of the benefit as the difference between the interest rate stipulated in the contract and the interest rate commensurate with such loans expected in an arms-length.

transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which the Company's management considers being the best estimate of the Company’s interest rate close to the date of receiving loans from the shareholders). Accordingly, as a result of the fact that the founder’s loan bears no interest and with no maturity date, the benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) determined to be approximately 8.85%. The benefit for the years ended December 31, 2021, and 2022 were US$13 thousands and US$22 thousands respectively.

a.	Balances with related parties:

	December 31,
	2022	2021

Long-term Loan from A major stockholder	236	239
Trade accounts payable (*)	433	-

b.	Transactions with related parties:

	December 31,	December 31,
	2022	2021

Management fees to a major stockholder	34	49
Sales and marketing (*)	425	-
Interest on loans from a major stockholder	22	13
Stockholder’s Salaries	98	-

(*) refer to marketing services provided by one of the Company’s stockholders.

Artemis Therapeutics Inc.
Notes to the financial statement
(USD in thousands)

NOTE 10	-	TAX ON INCOME

A.	Tax rates applicable to the income of the Israeli companies:

Manuka is taxed according to Israeli tax laws.

The Israeli corporate tax rate from the year 2018 and onwards is 23%.

B.	As of December 31, 2022, the Company had total net operating losses in Israel of approximately $2,309 thousand, which may be carried forward and offset against taxable income in the future.

C.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

D.

	December 31
	2022	2021
	Thousands U.S. $
Operating loss carryforward	1,455	361

Net deferred tax asset before valuation allowance	335	85
Valuation allowance	(335)	(85)
Net deferred tax asset	-	-

As of December 31, 2022, the Company has provided a full valuation allowance of $335 thousands in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that because the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

E.	Available Carryforwards tax losses:

As of December 31, 2022, the Company has an accumulated tax loss carryforward of approximately $1,455 thousands. Carryforward tax losses in Israel are of unlimited duration.

F.
The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

SIGNATURE PAGE

Pursuant to the requirements Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE
/s/ Shimon Citron	Chief Executive Officer and Director	March 31, 2023
By: Shimon Citron

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Shimon Citron	Chief Executive Officer and Director	March 31, 2023
By: Shimon Citron /s/ David Dana	Chief Financial Officer	March 31, 2023
By: David Dana