Form 10-K/A
period 2022-12-31
Artemis Therapeutics, Inc.
filed 2023-04-06
CIK 1062128

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment No. 1”) to the Artemis Therapeutics, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022 (this “Amendment No. 1”), filed with the Securities and Exchange Commission on March 31, 2022 (the “Form 10-K”), is to revise the cover page of the Form 10-K to reflect that the Company is not a “shell” company as defined in Rule 12b-2 of the Securities Act of 1933, as amended.

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

3.2	Certificate of Amendment, dated September 8, 2022 (previously filed as exhibit 3.1 to our Current Report Form 8-K with the SEC on September 9, 2022).
3.3	Bylaws of the Company (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on July 22, 2003)
Amendment to the Bylaws of the Company (previously filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on April 4, 2008).
4.1	Form of Warrant Exchange Agreement (previously filed as Exhibit 10.6 to Current Report 8-K on July 5, 2022).
4.2	Description of Securities (previously filed as exhibit 4.2 to our Form 10-K with the SEC on March 31, 2023).
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

ARTEMIS THERAPEUTICS, INC.

SIGNATURE	TITLE	DATE
/s/ Shimon Citron	Chief Executive Officer and Director	April 6, 2023
By: Shimon Citron

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Shimon Citron	Chief Executive Officer and Director	April 6, 2023
By: Shimon Citron /s/ David Dana	Chief Financial Officer	April 6, 2023
By: David Dana