Form 10-K/A
period 2022-12-31
Artemis Therapeutics, Inc.
filed 2023-05-03
CIK 1062128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (this “Amendment No. 2”) to the Artemis Therapeutics, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022 (this “Amendment No. 2”), filed with the Securities and Exchange Commission on March 31, 2022 (the “Form 10-K”), is to revise a scrivener’s error on the Report of Independent Registered Public Accounting Firm to correct that the Company’s auditor, Brightman Almagor Zohar & Co., has served as the Company’s auditor since 2022.

Other than the correction identified above, no other changes have been made to the Form 10-K, as amended by Amendment No.1 to the Form 10-K filed on April 6, 2023 (“Amendment No. 1”). This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-K, as amended by Amendment No. 1, or otherwise modify or update in any way disclosures made in the Form 10-K, as amended by Amendment No. 1. This Amendment No. 2 should be read in conjunction with the Form 10-K and Amendment No. 1.

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

/s/ Brightman Almagor Zohar & Co.
Certified Public Accountants
A firm in the Deloitte Global Network

Tel Aviv, Israel
March 30, 2023
We have served as the Company’s auditor since 2022.

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

transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which the Company's management considers being the best estimate of the Company’s interest rate close to the date of receiving loans from the shareholders). Accordingly, as a result of the fact that the founder’s loan bears no interest and with no maturity date, the benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) determined to be approximately 8.85%. The benefit for the years ended December 31, 2021, and 2022 were US$13 thousands and US$ 22 thousands respectively.

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

SIGNATURE	ARTEMIS THERAPEUTICS, INC. TITLE	DATE
/s/ Shimon Citron	Chief Executive Officer and Director	May 3, 2023
By: Shimon Citron

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Shimon Citron	Chief Executive Officer and Director	May 3, 2023
By: Shimon Citron /s/ David Dana	Chief Financial Officer	May 3, 2023
By: David Dana