Form 10-Q
period 2023-03-31
Artemis Therapeutics, Inc.
filed 2023-05-18
CIK 1062128

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 18, 2023, the registrant had 112,033,909 shares of common stock, par value $0.01, of the registrant issued and outstanding.

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

Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Such forward-looking statements may include projections with respect to market size and acceptance, revenues and earnings, marketing and sales strategies, and business operations. Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (the “SEC”), which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	sales of our products;
•	the size and growth of our product market;
•	our limited operating history and inability to effectively grow our business;
•	our developing and manufacturing capabilities;
•	supply disruption;
•	our entering into certain partnerships with third parties;
•	obtaining required regulatory approvals for sales or exports of our products;
•	our marketing plans;
•	our expectations regarding our short- and long-term capital requirement
•	our outlook for the coming months and future periods, including but not limited to our expectations regarding future revenue and expenses; and
•	information with respect to any other plans and strategies for our business.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTEMIS THERAPEUTICS, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF
March 31, 2023

IN THOUSANDS U.S. DOLLARS

ARTEMIS THERAPEUTICS, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
IN THOUSANDS U.S. DOLLARS

		March 31	December 31
	Note	2 0 2 3	2 0 2 2

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		109	55
Trade receivables		14	14
Other receivables		21	27
Inventory	3	35	47
Total current assets		179	143

NON-CURRENT ASSETS:
Property and equipment, net		46	50
Operating lease right-of-use assets	4	32	37
Intangible assets, net		34	35
Total long-term assets		112	122

TOTAL ASSETS		291	265

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Short-term credit		236	86
Trade accounts payable		637	571
Short-term operating lease liabilities	4	19	19
Other accounts payable		286	328
Total current liabilities		1,178	1,004

NON-CURRENT LIABILITIES:
Long-term loan from a related party	6	232	236
Long-term operating lease liabilities	4	10	15
Other liabilities		35	36
Total long-term liabilities		277	287

Total liabilities		1,455	1,291
STOCKHOLDERS' DEFICIENCY:
Common stock of $0.01 par value – Authorized: 150,000,000, issue and outstanding 112,033,909 as of March 31, 2023 and as of December 2022;	5	1,120	1,120
Capital reserve from transaction with a major stockholder		44	37
Stock based compensation		286	182
Additional paid in capital		-	-
Accumulated deficit		(2,614)	(2,365)
Total stockholders' deficiency		(1,164)	(1,026)

Total liabilities and stockholders' deficiency		291	265

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
UNAUDITED
IN THOUSANDS U.S. DOLLARS

	Three Months ended March 31
	2 0 2 3	2 0 2 2

Revenues	173	16
Costs of revenues	29	4

Gross profit	144	12

Operating expenses
Sales and marketing	195	109
General and administrative	213	102

Total operating expenses	408	211

Operating loss	(264)	(199)

Financial income (expenses), net	15	(4)

Net Loss and Total Comprehensive Loss	(249)	(203)

Loss per share:

Basic and diluted net loss per common stock	(0.00)	(0.00)

Weighted average number of shares of Common Stock used in calculation of net loss per share of Common Stock:	112,033,909	31,549,132

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED
IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Capital reserve from transaction with related parties	Stock based compensation	Additional Paid in Capital	Accumulated deficiency	Total
	Number	$	$	$	$	$	$
Balance as of December 31, 2022	112,033,909	1,120	37	182	-	(2,365)	(1,026)

Stock base compensation				104			104
Transactions with stockholders (Note 6)			7				7
Net Loss						(249)	(249)
Balance as of March 31, 2023	112,033,909	1,120	44	286	-	(2,614)	(1,164)

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED
IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	$	$	$	$
Balance as of December 31, 2021	31,549,132	315	110,000	1	15	186	(397)	120

Transactions with stockholders (Note 6)					4			4
Net Loss							(203)	(203)
Balance as of March 31, 2022	31,549,132	315	110,000	1	19	186	(600)	(79)

*Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED
IN THOUSANDS U.S. DOLLARS

	Three Months ended March 31
	2 0 2 3	2 0 2 2

Cash flows from operating activities:
Net loss	(249)	(203)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	4	2
Stock based compensation	104	-
Decrease (increase) in intangible assets	1	(5)
Increase in operating lease liabilities	-	5
Decrease in other liabilities	(1)	-
Exchange rate differences from stockholders' loans	(4)	-
Accrued interest from stockholder loans from a major stockholder	7	4
Increase in trade account receivable and other receivables	6	(23)
Increase in trade accounts payable and other accounts payable	24	63
Decrease (increase) in inventory	12	-
Net cash used in operating activities	(96)	(157)

Cash flows from investing activities:
Purchase of property and equipment	-	(10)

Net cash used in investing activities	-	(10)

Cash flows from financing activities:
Short-term credit	150	(3)
Loans received from a major stockholder	-	16

Net cash provided by financing activities	150	13

Decrease in cash and cash equivalents	54	(154)

Cash and cash equivalents at beginning of period	55	471

Cash and cash equivalents at end of period	109	317

The accompanying notes are an integral part of the financial statements.

ARTEMIS THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1	-	DESCRIPTION OF BUSINESS AND GENERAL

A.
Artemis Therapeutics Inc. (the "Company”) was originally incorporated under the laws of the State of Nevada, on April 22, 1997. Based on the lack of business activities since January 10, 2019, the Company was classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

Following the completion of the transactions contemplated by the Share Exchange Agreement (as defined and detailed below), the Company is no longer classified as a “shell” Company.

On March 6, 2022, the Company signed a Share Exchange Agreement, as amended (the “Share Exchange Agreement”), with Manuka Ltd., a limited liability company organized under the laws of the State of Israel, (“Manuka”), pursuant to which Manuka became the Company‘s wholly owned subsidiary.

Since its inception, Manuka’s business activities primarily consisted of developing and distributing supplements aimed at the beauty and skincare markets and, developing and manufacturing skincare products based on New Zealand’s Manuka honey and bee venom, among other natural ingredients. All of Manuka’s products are marketed and sold solely on its website. Manuka's skincare products are manufactured in Israel.

As of March 31, 2023, the term Company refers to Artemis Therapeutics Inc. as adjusted to reflect the financial statements of Manuka Ltd.

The number of shares included within these financial statements have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Reverse Recapitalization Transaction.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Pink Market under the symbol “ATMS.”

B.
The Company is in its early stages and has incurred substantial operating losses. There is uncertainty regarding the future of its operations. Moreover, the Company is thinly capitalized and has not yet generated cash from operations. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through additional raises of capital and through its credit line. Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from existing and potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

These financial statements and accompanying notes should be read in conjunction with the 2022 consolidated financial statements and notes thereto included.

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

NOTE 3	-	INVENTORIES

Composition:
(USD in thousands)

	March 31,	December 31,
	2 0 2 3	2 0 2 2

Raw materials	23	24
Finished goods	12	23
	35	47

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4	-	LEASES

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

A.     The components of operating lease costs were as follows:
(USD in thousands)

	Three Months ended March 31
	2 0 2 3	2 0 2 2

Operating lease cost	5	5
Total lease costs	5	5

B.      Supplemental balance sheet information related to operating leases is as follows:
 (USD in thousands)

	March 31,	December 31,
	2 0 2 3	2 0 2 2

Operating lease right-of-use assets	32	37
Operating lease liabilities, current	19	19
Operating lease liabilities, long-term	10	15
Weighted average remaining lease term (in years)	1.5	1.75
Weighted average discount rate	7.85%	7.85%

C.     Future lease payments under operating leases as of March 31, 2023, are as follows:
(USD in thousands)

March 31,
2 0 2 3

2023	15
2024	15
Total undiscounted lease payments	30
Less: imputed interest	(1)
Present value of lease liabilities	29

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5	-	STOCKHOLDERS' EQUITY

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

B.     Stock Option:

On January 19, 2022, the Company entered into an agreement with a services provider according to which the Company granted the services provider options to purchase 2.25% of the Company’s issued and outstanding Common Stock with exercise price equal to the par value of the shares. The stock option will be fully exercisable a moment before the closing date of the Share Exchange Agreement and can be exercised no later than the closing date. On June 30, 2022 the services provider exercised the stock option and as a result of the Share Exchange Agreement was issued 2,242,509 shares of common stock of the Company.

In July 2022, the Company granted 370,014 stock options to one of its officers, with an exercise price per share of $0.0624 for a vesting period of 36 months commencing on April 1, 2022, with one third (1/3) of the total number of options vesting on the first anniversary of the Start Date (the “Cliff Date”) and one twelfth (1/12) of the options vesting every three months following the Cliff Date.

A summary of the Company’s option activity related to options to employees and directors, and related information as of March 31, 2023, is as follows:

	For the three months ended March 31, 2023
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value

Outstanding at beginning of period	370,014	0.0624	406,127
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	370,014	0.0624	198,179
Options exercisable at period end	123,338	0.0624	66,060

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5	-	STOCKHOLDERS' EQUITY (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on March 31, 2023, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with Accounting Standards Codification 718-10 for the three months ended March 31, 2023, amounted to $104 thousand.

As of March 31, 2023, there was $572 thousand of total unrecognized compensation costs related to non-vested options. The costs are expected to be recognized over a weighted average period of two years.

NOTE 6	-	RELATED PARTY BALANCES AND TRANSACTIONS

During 2020 and 2021 and 2022, and the three months ended on March 31, 2023, the founder of Manuka Ltd., Mr. Shimon Citron, a director, Chief Executive Officer and a major stockholder, provided the Company with several loans at an aggregate amount of $232 thousand as of March 31, 2023. The loans bear no interest and are linked to the Israeli Consumer Prices Index. The repayment date has not been determined.

The Company considered whether the loans it received from its major stockholder are beneficial and hence such benefit should be recorded in capital reserve from the transaction with a related party.

The Company estimated the value of the benefit as the difference between the interest rate stipulated in the contract and the interest rate commensurate with such loans expected in an arms-length transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which the Company’s management considers being the best estimate of the Company’s interest rate close to the date of receiving loans from a stockholders). Accordingly, as a result of the fact that the stockholder’s loan bears no interest and with no maturity date, the benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) determined to be approximately 8.85%. The benefit for the three months ended March 31, 2023 and 2022 were $7 and $4 in thousand, respectively.

A.     Balances with related parties:
(USD in thousands)	March 31,	December 31,
	2 0 2 3	2 0 2 2

Long-term Loan from a related party	232	255
Trade accounts payable (*)	535	75

ARTEMIS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6	-	RELATED PARTY BALANCES AND TRANSACTIONS (Cont.):

B.      Transactions with related parties (unaudited):
(USD in thousands)	Three Months ended March 31
	2 0 2 3	2 0 2 2

Management fees to a major stockholder	-	35
Sales and marketing (*)	138	56
Interest on loans from a major stockholder	7	4
Stockholder’s Salaries	31	-

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

The following management’s discussion and analysis should be read in conjunction with our financial statements, related notes and other information included in this Quarterly Report on Form 10-Q with the Risk Factors included in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”.

OVERVIEW

Until January 10, 2019, we were engaged in the development of agents for the prevention and treatment of severe and potentially life-threatening infectious diseases. On January 10, 2019, we received a notice regarding the immediate termination of a certain license agreement, dated May 31, 2016 (the “License Agreement”), executed by and between the Company, Hadasit Medical Research Services and Development Ltd. and the Hong Kong University of Science and Technology R and D Corporation Limited. We relied primarily on the License Agreement with respect to the development of Artemisone, one of our former lead product candidate. Upon the termination of the License Agreement, the Company ceased having an operating business.

From January 10, 2019 through June 30, 2022, we had no business operations and have classified as a “shell” company, as such term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

On March 6, 2022, we signed a Share Exchange Agreement, as amended (the “Share Exchange Agreement”), with Manuka Ltd., a limited liability company organized under the laws of the State of Israel, having an office for the transaction of business at 3 Eliezer Vardinon St., Petach Tikva, 4959507, Israel (“Manuka”), pursuant to which Manuka became our wholly owned subsidiary. Since its inception, Manuka’s business activities primarily consisted of developing and distributing supplements aimed at the beauty and skincare markets and, developing and manufacturing skincare products based on New Zealand’s Manuka honey and bee venom, among other natural ingredients. All of Manuka’s products are marketed and sold solely on its website. Manuka's skincare products are manufactured in Israel. The transactions contemplated by the Share Exchange Agreement closed on June 30, 2022 (the “Closing”) and following the Closing, we adopted the business of Manuka.

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

We are a beauty company that develops and distributes premium-quality skincare products, that are based on Manuka honey and bee venom. Since our inception, Manuka’s business activities primarily consisted of developing and manufacturing skincare products based on Manuka honey and bee venom from New Zealand, among other natural ingredients, marketed and sold solely on our website in Israel, www.bmanuka.co.il, and to be marketed and sold globally at www.bmanuka.com.

Our Common Stock is quoted on the OTC Pink Open Market under the symbol “ATMS.”

THREE MONTHS ENDED MARCH 31, 2023, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenues. During the three months ended March 31, 2023, we generated revenues of $173 thousand, compared to $16 thousand for the three months ended March 31, 2022. The reason for the increase in revenues for the three months ended March 31, 2023, was mainly due to the deployment of 5 new products and our marketing and sales efforts, as well as an increase in sales and repeat customers.

Sales and Marketing Expenses. During the three months ended March 31, 2023, we had sales and marketing expenses of $195 thousand compared to $109 thousand for the three months ended March 31, 2022. The increase in our sales and marketing expenses for the three months ended March 31, 2023, is mainly due to our efforts to increase our sales and generate new customers.

General and Administrative. Our general and administrative expenses for the three months ended March 31, 2023, which consisted primarily of professional services and salaries, and stock-based compensation amounted to $213 thousand, compared to $102 thousand for the three months ended March 31, 2022. The increase in the general and administrative expenses for the three months ended March 31, 2023, was mainly due to an increase in share-based compensation expenses.

Financial Expense. For the three months ended March 31, 2023, we had financial income, net of $15 thousand compared to financial expense of $4 thousand for the three months ended March 31, 2022. The reason for the decrease in financial expenses for the three months ended March 31, 2023, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $249 thousand for the three months ended March 31, 2023, as compared to a net loss of $203 thousand for the three months ended March 31, 2022, the reason for the increase in net loss is mainly due to the increase in our marketing and sales efforts to increase the number of customers as well as an increase in stock-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had $109 thousand in cash on March 31, 2023, versus $317 thousand in cash on March 31, 2022. Cash used by operations for the three months ended March 31, 2023, was $96 thousand as compared to $157 for the three months ended March 31, 2022. The reason for the decrease in cash is that we are operating our business at a loss, while we continue to market our products.

Net cash provided by financing activities was $150 thousand for the three months ended March 31, 2023, as compared to net cash provided by financing activities of $13 thousand for the three months ended March 31, 2022. The increase is mainly due to an increase in our credit line. In that regard, in January 2023, we increased our existing credit line by $138 thousand, from $83 thousand to $221 thousand.

Cash Flows

	Three Months ended March 31
(USD in thousands)	2 0 2 3	2 0 2 2
	$	$
Cash flows from operating activities:
Net loss	(249)	(203)
Net cash used in operating activities	(96)	(157)
Cash flows from investing activities:
Net cash used in investing activities	-	(10)
Cash flows from financing activities:
Net cash provided by financing activities	150	13
Cash and cash equivalents at beginning of period	55	471

Cash and cash equivalents at end of period	109	317
Non-cash activities:
Intangible assets recognized with corresponding other liability	-	6
Reverse recapitalization effect on equity	-	-

Net cash used in operating activities

Net cash used in operating activities was $96 thousand for the three months ended March 31, 2023, a decrease of 38%, compared to $157 thousand used in operations for the same period in 2022. The cash used for operations decreased mainly due to the adjustment of the increase in share-based compensation.

Net cash used in investing activities

Net cash used for investing activities was $0 thousand for the three months ended March 31, 2023, a decrease of $10 thousand, compared to $10 thousand for the same period in 2022. Cash used for investing activities decreased mainly due to a decrease in fixed assets (purchase of property and equipment) during the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $150 thousand for the three months ended March 31, 2023, compared to $13 thousand net cash provided by financing activities during the same period in 2022. The increase in financing activities is mainly due to an increase in short-term bank credit.

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

For three months ended March 31, 2023, and three months ended March 31, 2022, the rate of inflation in Israel was 1.19% and 1.46%, respectively, the Dollar exchange rate in value Shekels increased in value by approximately 2.72% as of March 31, 2023 and 2.12%, respectively, as of March 31, 2022.

CURRENT OUTLOOK

We are in our early stages and have incurred substantial operating losses. There is uncertainty regarding the future of our operations. Moreover, we are thinly capitalized and have not yet generated cash from operations. Management expects us to continue to generate substantial operating losses and to continue to fund our operations primarily through additional raises of capital and through its credit line. Such conditions raise substantial doubts about our ability to continue as a going concern. Management’s plan includes raising funds from existing and potential investors. However, there is no assurance such funding will be available to us or that it will be obtained on terms favorable to us or will us with sufficient funds to meet our objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a).*

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTEMIS THERAPEUTICS, INC.

Date: May 18, 2023	By:	/s/ Shimon Citron
	Name:	Shimon Citron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2023	By:	/s/ David Dana
	Name:	David Dana
	Title:	Chief Financial Officer (Principal Financial Officer)