Form 10-Q
period 2023-06-30
Manuka, Inc.
filed 2023-08-15
CIK 1062128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Commission file number 0-24431)

MANUKA, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	84-1417774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Eliezer Vardinon St., Petach Tikva, Israel	4959507
(Address of principal executive offices)	(Zip Code)

(646) 233-1454

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MNKA	OTC Pink Open Market

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

Yes ☐ No ☒

As of August 14, 2023, the registrant had 112,033,909 shares of common stock, par value $0.01, of the registrant issued and outstanding.

In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars. Except as otherwise indicated by the context, references in this Quarterly Report to “Company”, “Manuka”, “we,” “us” and “our” are references to Manuka, Inc. (formerly Artemis Therapeutics, Inc.), a Delaware corporation, together with its consolidated subsidiaries.

MANUKA, INC.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANUKA, INC.

INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF

June 30, 2023

in thousands U.S. DOLLARS

MANUKA, INC.

Interim Condensed Consolidated Balance Sheets

UNAUDITED

in thousands U.S. dollars

		June 30	December 31
	Note	2 0 2 3	2 0 2 2
		$	$
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		1	55
Trade receivables		22	14
Other receivables		22	27
Inventory	3	76	47
Total current assets		121	143

NON-CURRENT ASSETS:
Property and equipment, net		44	50
Operating lease right-of-use assets	4	27	37
Intangible assets, net		33	35
Total long-term assets		104	122

TOTAL ASSETS		225	265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term credit		273	86
Trade accounts payable		652	571
Short-term operating lease liabilities	4	19	19
Other accounts payable		312	328
Total current liabilities		1,256	1,004

NON-CURRENT LIABILITIES:
Long-term loans from a related party	6	273	236
Long-term operating lease liabilities	4	5	15
Other liabilities		35	36
Total long-term liabilities		313	287
Total liabilities		1,569	1,291

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock of $0.01 par value – Authorized: 150,000,000, issued and outstanding, 112,033,909, as of June 30, 2023 and as of December 2022;	5	1,120	1,120
Capital reserve from transaction with a major stockholder		50	37
Stock based compensation		358	182
Additional paid in capital		-	-
Accumulated deficit		(2,872)	(2,365)
Total stockholders’ deficiency		(1,344)	(1,026)

Total liabilities and stockholders’ equity (deficiency)		225	265

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

UNAUDITED

in thousands U.S. dollars

	Six Months ended June 30		Three Months ended June 30
	2 0 2 3	2 0 2 2	2 0 2 3	2 0 2 2
	$	$	$	$
Revenues	380	78	206	61
Costs of revenues	42	21	13	17

Gross profit	338	57	193	44

Operating expenses
Sales and marketing	418	196	222	87
General and administrative	457	280	244	178
Total operating expenses	875	476	466	265

Operating loss	(537)	(419)	(273)	(221)

Financial Income, net	30	14	15	20

Net Loss and Total Comprehensive Loss	(507)	(405)	(258)	(201)

Loss per share:

Basic and diluted net loss per common stock	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares of common stock used in calculation of net loss per common share:	112,033,909	31,624,556	112,033,909	31,699,979

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of common stock		Capital reserve from transaction with related parties	Stock based compensation	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	$		$	$	$
Balance as of December 31, 2022	112,033,909	1,120	37	182	-	(2,365)	(1,026)

Share base compensation				176			176
Transactions with stockholders (Note 6)			13		-		13
Net Loss						(507)	(507)
Balance as of June 30, 2023	112,033,909	1,120	50	358	-	(2,872)	(1,344)

MANUKA, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of common stock		Capital reserve from transaction with related parties	Stock based compensation	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	$		$	$	$
Balance as of March 31, 2023	112,033,909	1,120	44	286	-	(2,614)	(1,164)

Share base compensation				72			72
Transactions with stockholders (Note 6)			6		-		6
Net Loss						(258)	(258)
Balance as of June 30, 2023	112,033,909	1,120	50	358	-	(2,872)	(1,344)

*	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of common stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$	$	$	$
Balance as of December 31, 2021	31,549,132	315					110,000	1	15	186	(397)	120
Stock based compensation on stock options granted to a service provider	2,242,509	23								42		65
Effect of reverse recapitalization transaction	11,333,764	113	453	-	250	-				(173)		(60)
Transactions with stockholders (Note 6)									10			10
Net Loss											(405)	(405)

Balance as of June 30, 2022	45,125,405	451	453	-	250	-	110,000	1	25	55	(802)	(270)

*	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of common stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$	$	$	$
Balance as of March 31, 2022	31,549,132	315					110,000	1	19	186	(601)	(80)
Stock based compensation on stock option to a service provider	-								294	65		65
Exercise of stock options by a services provider	2,242,509	23								(23)		-
Effect of reverse recapitalization transaction	11,333,764	113	453	-	250	-				(173)		(60)
Transactions with stockholders (Note 6)	-	-							6		-	6
Net Loss	-	-								-	(201)	(201)

Balance as of June 30, 2022	45,125,405	451	453	-	250	-	110,000	1	25	55	(802)	(270)

*	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Six months ended June 30
	2 0 2 3	2 0 2 2
	$	$
Cash flows from operating activities:
Net loss	(507)	(405)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	9	7
Stock based compensation	176	-
Decrease (increase) in intangible assets	-	-
Increase (decrease) in operating lease liabilities	-	(6)
Share-based compensation on stock options granted to a service provider	-	65
Decrease in other liabilities	(1)	(3)
Exchange rate differences from stockholders’ loans	(7)	(5)
Accrued interest from stockholder loans from a major stockholder	13	10

Increase in trade account receivable and other receivables	(3)	(33)
Increase in trade accounts payable and other accounts payable	90	69
Decrease (increase) in inventory	(29)	8
Net cash used in operating activities	(259)	(293)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(18)

Net cash used in investing activities	(1)	(18)

Cash flows from financing activities:
Short-term credit	187	(11)
Loans received from a major stockholder	19	-

Net cash provided by financing activities	206	(11)

Decrease in cash and cash equivalents	(54)	(322)

Cash and cash equivalents at beginning of period	55	471

Cash and cash equivalents at end of period	$1	$149

Non-cash activities:
Intangible assets recognized with corresponding other liability	-	6
Reverse recapitalization effect on equity	-	(60)

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND GENERAL

A. Manuka, Inc., formerly Artemis Therapeutics, Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada on April 22, 1997. Based on the lack of business activities since January 10, 2019, the Company was classified as a “shell” company as defined by the Securities and Exchange Commission (the “SEC”).

Following the completion of the transactions contemplated by the Share Exchange Agreement (as defined and detailed below), the Company is no longer classified as a “shell” Company.

On March 6, 2022, the Company signed a Share Exchange Agreement, as amended (the “Share Exchange Agreement”), with Manuka Ltd., a limited liability company organized under the laws of the State of Israel (“Manuka”), pursuant to which Manuka became the Company’s wholly owned subsidiary.

On May 18, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the State of Delaware to change its corporate name to Manuka, Inc.

Since its inception, Manuka’s business activities primarily consisted of developing and distributing supplements aimed at the beauty and skincare markets, and developing and manufacturing skincare products based on New Zealand’s Manuka honey and bee venom, among other natural ingredients. All of Manuka’s products are marketed and sold solely on its website. Manuka’s skincare products are manufactured in Israel.

As of June 30, 2023, the term Company refers to Manuka, Inc., as adjusted, to reflect the financial statements of Manuka.

The number of shares included within these financial statements have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction.

The Company’s common stock is not listed on any national stock exchange but is quoted on the OTC Pink Market under the symbol “MNKA.”

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

NOTE 3 - INVENTORIES

Composition:

	June 30,	December 31,
(USD in thousands)	2 0 2 3	2 0 2 2
Raw materials	32	24
Finished goods	44	23
	76	47

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

A.       The components of operating lease costs were as follows:

	Six months ended June 30
(USD in thousands)	2 0 2 3	2 0 2 2
Operating lease cost	11	11
Total lease costs	11	11

B.       Supplemental balance sheet information related to operating leases is as follows:

	June 30	December 31
(USD in thousands)	2 0 2 3	2 0 2 2
Operating lease right-of-use assets	27	37
Operating lease liabilities, current	19	19
Operating lease liabilities, long-term	5	15
Weighted average remaining lease term (in years)	1.25	1.75
Weighted average discount rate	7.85%	7.85%

NOTE 4 - LEASES (Cont.)

C.	Future lease payments under operating leases as of June 30, 2023, are as follows:

June 30
(USD in thousands)	2 0 2 3
2023	11
2024	14
Total undiscounted lease payments	25
Less: imputed interest	(1)
Present value of lease liabilities	24

NOTE 5 - STOCKHOLDERS’ EQUITY

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

B.       Stock Option:

On January 19, 2022, the Company entered into an agreement with a service provider according to which the Company granted the service provider options to purchase 2.25% of the Company’s issued and outstanding common stock with an exercise price equal to the par value of the shares. The stock options were fully exercisable a moment before the closing date of the Share Exchange Agreement and could be exercised no later than the closing date. On June 30, 2022, the service provider exercised the stock options and as a result of the Share Exchange Agreement, the service provider was issued 2,242,509 shares of common stock of the Company.

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

NOTE 5 - STOCKHOLDERS’ EQUITY (Cont.)

A summary of the Company’s option activity related to options to employees and directors, and related information as of June 30, 2023, is as follows:

	For the six months ended
	June 30, 2023
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	370,014	0.0624	406,127
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	370,014	0.0624	21,313
Options exercisable at period end	215,842	0.0624	12,432

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on June 30, 2023, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with Accounting Standards Codification 718-10 for the six months ended June 30, 2023, amounted to $176 thousand.

As of June 30, 2023, there was $501 thousand of total unrecognized compensation costs related to non-vested options. The costs are expected to be recognized over a weighted average period of a year and nine months.

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

During 2020 and 2021 and 2022, and the six months ended on June 30, 2023, the founder of Manuka., Mr. Shimon Citron, a director, Chief Executive Officer and a major stockholder, provided the Company with several loans at an aggregate amount of $273 thousand as of June 30, 2023. The loans bear no interest and are linked to the Israeli Consumer Price Index. The repayment date has not been determined.

The Company considered whether the loans it received from its major stockholder are beneficial and hence such benefit should be recorded in capital reserve from the transaction with a related party.

The Company estimated the value of the benefit as the difference between the interest rate stipulated in the contract and the interest rate commensurate with such loans expected in an arms-length transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which the Company’s management considers being the best estimate of the Company’s interest rate close to the date of receiving loans from a stockholders). Accordingly, as a result of the fact that the stockholder’s loan bears no interest and with no maturity date, the benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) determined to be approximately 8.85%. The benefit for the six months ended June 30, 2023 and 2022 were $13 and $10 in thousand, respectively.

A.       Balances with related parties:

	June 30	December 31
(USD in thousands)	2 0 2 3	2 0 2 2
Long-term Loan from a related party	273	236
Trade accounts payable (*)	468	433

B.       Transactions with related parties (unaudited):

	Six months ended June 30
(USD in thousands)	2 0 2 3	2 0 2 2
Management fees to a major stockholder	25	32
Sales and marketing (*)	139	65
Interest on loans from a major stockholder	13	10
Stockholder’s Salaries	37	36

(*)	refer to marketing services provided by one of the Company’s stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this section, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” references to the “Company” “we,” “us,” or “our,” refer to Manuka, Inc. and its consolidated subsidiaries and dollar amounts are in thousands, except as otherwise stated.

The following management’s discussion and analysis should be read in conjunction with our financial statements, related notes and other information included in this Quarterly Report on Form 10-Q with the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”.

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

From January 10, 2019 through June 30, 2022, we had no business operations and were classified as a “shell” company, as such term is defined in Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On March 6, 2022, we signed a Share Exchange Agreement, as amended (the “Share Exchange Agreement”), with Manuka, pursuant to which Manuka became our wholly owned subsidiary. Since its inception, Manuka’s business activities primarily consisted of developing and distributing supplements aimed at the beauty and skincare markets, and developing and manufacturing skincare products based on New Zealand’s Manuka honey and bee venom, among other natural ingredients. All of Manuka’s products are marketed and sold solely on its website. Manuka’s skincare products are manufactured in Israel. The transactions contemplated by the Share Exchange Agreement closed on June 30, 2022 (the “Closing”) and following the Closing, we adopted the business of Manuka.

Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of Manuka (the “Manuka Shares”) from Manuka’s shareholders in exchange for an aggregate amount of 33,791,641 common stock (including 2,242,509 shares issued to a service provider) and 110,000 shares of our Series D Preferred Stock (convertible into 66,000,000 shares of our common stock) (collectively, the “Consideration Shares”), such that Manuka’s shareholders held, immediately following the closing, eighty-nine percent (89%) of our issued and outstanding share capital (including and assuming the full conversion of the Series D Preferred Stock).

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

We are a beauty company that develops and distributes premium-quality skincare products that are based on Manuka honey and bee venom. Since our inception, Manuka’s business activities primarily consisted of developing and manufacturing skincare products based on Manuka honey and bee venom from New Zealand, among other natural ingredients, marketed and sold solely on our website in Israel, www.bmanuka.co.il, and to be marketed and sold globally at www.bmanuka.com.

Our common stock is quoted on the OTC Pink Open Market under the symbol “MNKA”.

THREE MONTHS ENDED JUNE 30, 2023, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Revenues. During the three months ended June 30, 2023, we generated revenues of $206 thousand, compared to $61 thousand for the three months ended June 30, 2022. The reason for the increase in revenues for the three months ended June 30, 2023, was mainly due to the deployment of seven products, an increase in our marketing and sales efforts, as well as an increase in sales, particularly to repeat customers.

Sales and Marketing Expenses. During the three months ended June 30, 2023, we had sales and marketing expenses of $222 thousand compared to $87 thousand for the three months ended June 30, 2022. The increase in our sales and marketing expenses for the three months ended June 30, 2023, was mainly due to our efforts to increase our sales and generate new customers.

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2023, which consisted primarily of professional services and salaries, and stock-based compensation amounted to $244 thousand, compared to $178 thousand for the three months ended June 30, 2022. The increase in the general and administrative expenses for the three months ended June 30, 2023, was mainly due to an increase in share-based compensation expenses.

Financial Expense. For the three months ended June 30, 2023, we had financial income, net of $15 thousand compared to financial expense of $19 thousand for the three months ended June 30, 2022. The reason for the decrease in financial expenses for the three months ended June 30, 2023, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $258 thousand for the three months ended June 30, 2023, as compared to a net loss of $202 thousand for the three months ended June 30, 2022, the reason for the increase in net loss was mainly due to the increase in our marketing and sales efforts to increase the number of customers as well as an increase in stock-based compensation expenses.

SIX MONTHS ENDED JUNE 30, 2023, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Revenues. During the six months ended June 30, 2023, we generated revenues of $380 thousand, compared to $78 thousand for the six months ended June 30, 2022. The reason for the increase in revenues for the six months ended June 30, 2023, was mainly due to deployment of seven products, an increase in our marketing and sales efforts, as well as an increase in sales, particularly to repeat customers.

Sales and Marketing Expenses. During the six months ended June 30, 2023, we had sales and marketing expenses of $418 thousand compared to $196 thousand for the six months ended June 30, 2022. The increase in our sales and marketing expenses for the six months ended June 30, 2023, was mainly due to our efforts to increase our sales and generate new customers.

General and Administrative. Our general and administrative expenses for the six months ended June 30, 2023, which consisted primarily of professional services and salaries, and stock-based compensation amounted to $457 thousand, compared to $280 thousand for the six months ended June 30, 2022. The increase in the general and administrative expenses for the six months ended June 30, 2023, was mainly due to an increase in share-based compensation expenses.

Financial Expense. For the six months ended June 30, 2023, we had financial income, net of $30 thousand compared to financial expense of $14 thousand for the six months ended June 30, 2022. The reason for the increase in financial expenses for the six months ended June 30, 2023, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $507 thousand for the six months ended June 30, 2023, as compared to a net loss of $405 thousand for the six months ended June 30, 2022. The reason for the increase in net loss was mainly due to the increase in our marketing and sales efforts to increase the number of customers as well as an increase in stock-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had $1 thousand in cash on June 30, 2023, versus $149 thousand in cash on June 30, 2022. Cash used by operations for the six months ended June 30, 2023, was $259 thousand as compared to $293 for the six months ended June 30, 2022. The reason for the decrease in cash is that we are operating our business at a loss, while we continue to market our products.

Net cash provided by financing activities was $206 thousand for the six months ended June 30, 2023, as compared to net cash provided by financing activities of negative $11 thousand for the six months ended June 30, 2022. The increase is mainly due to increasing short-term loans from banks to finance our current activities, as well as a loan provided to us by a major stockholder.

Cash Flows

	Six months ended June 30
	2 0 2 3	2 0 2 2
(USD in thousands)	$	$
Cash flows from operating activities:
Net loss	(507)	(405)
Net cash used in operating activities	(259)	(293)
Cash flows from investing activities:
Net cash used in investing activities	(1)	(18)
Cash flows from financing activities:
Net cash provided by financing activities	206	(11)
Cash and cash equivalents at beginning of period	55	471

Cash and cash equivalents at end of period	$1	$149
Non-cash activities:
Intangible assets recognized with corresponding other liability	-	6
Reverse recapitalization effect on equity	-	(60)

Net cash used in operating activities

Net cash used in operating activities was $259 thousand for the six months ended June 30, 2023, a decrease of 11.6%, compared to $293 thousand used in operations for the same period in 2022. The cash used in operations decreased mainly due to an increase in income compared to a smaller increase in expenses.

Net cash used in investing activities

Net cash used in investing activities was $1 thousand for the six months ended June 30, 2023, a decrease of $17 thousand, compared to $18 thousand for the same period in 2022. Cash used in investing activities decreased mainly due to a decrease in fixed assets (purchase of property and equipment) during the six months ended June 30, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $206 thousand for the six months ended June 30, 2023, compared to negative $11 thousand net cash provided by financing activities during the same period in 2022. The increase in financing activities is mainly due to an increase in short-term bank credit and a loan from major stockholder.

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

For six months ended June 30, 2023, and six months ended June 30, 2022, the rate of inflation in Israel was 2.17% and 3.22%, respectively, the U.S. dollar exchange rate in Israeli Shekels increased in value by approximately negative 0.54% as of June 30, 2023 and 18.97%, respectively, as of June 30, 2022.

CURRENT OUTLOOK

We are in our early stages and have incurred substantial operating losses. There is uncertainty regarding the future of our operations. Moreover, we are thinly capitalized and have not yet generated cash from operations. Management expects us to continue to generate substantial operating losses and to continue to fund our operations primarily through additional raises of capital and through our credit line. Such conditions raise substantial doubts about our ability to continue as a going concern. Management’s plan includes raising funds from existing and potential investors. However, there is no assurance such funding will be available to us or that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should we be unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a).*

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANUKA, INC.

Date: August 14, 2023	By:	/s/ Shimon Citron
	Name:	Shimon Citron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ David Dana
	Name:	David Dana
	Title:	Chief Financial Officer (Principal Financial Officer)