Form 10-Q
period 2023-09-30
Manuka, Inc.
filed 2023-11-21
CIK 1062128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of November 20, 2023, the registrant had 112,033,909 shares of common stock, par value $0.01, of the registrant issued and outstanding.

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

September 30, 2023

in thousands U.S. DOLLARS

MANUKA, INC.

Interim Condensed Consolidated Balance Sheets

UNAUDITED

in thousands U.S. dollars

		September 30	December 31
	Note	2 0 2 3	2 0 2 2
		Unaudited	Audited
		US $ in thousands
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		1	55
Trade receivables		15	14
Other receivables		8	27
Inventory	3	104	47
Total current assets		128	143

NON-CURRENT ASSETS:
Property and equipment, net		40	50
Operating lease right-of-use assets	4	-	37
Intangible assets, net		32	35
Total long-term assets		72	122

TOTAL ASSETS		200	265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term credit		259	86
Trade account payables		664	571
Short-term operating lease liabilities	4		19
Other account payables		316	328
Total current liabilities		1,239	1,004

NON-CURRENT LIABILITIES:
Long-term loans from a related party	6	318	236
Long-term operating lease liabilities	4	-	15
Other liabilities		34	36
Total long-term liabilities		352	287

Total liabilities		1,591	1,291

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock of $0.01 par value – Authorized: 150,000,000, issued and outstanding 112,033,909 as of September 30, 2023 and as of December 31, 2022;	5	1,120	1,120
Capital reserve from transaction with a major stockholder		60	37
Stock based compensation		429	182
Additional paid in capital		-	-
Accumulated deficit		(3,000)	(2,365)
Total stockholders’ deficiency		(1,391)	(1,026)

Total liabilities and stockholders’ equity (deficiency)		200	265

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

Interim Condensed Consolidated Statements of Comprehensive Loss

UNAUDITED

in thousands U.S. dollars

	Nine Months ended September 30		Three Months ended September 30
	2 0 2 3	2 0 2 2	2 0 2 3	2 0 2 2
	Unaudited		Unaudited
	$	$	$	$

Revenues	556	195	176	118
Costs of revenues	51	25	9	4

Gross profit	505	170	167	114

Operating expenses
Sales and marketing	534	465	116	269
General and administrative	662	570	204	290
Total operating expenses	1,196	1,035	320	559

Operating loss	(691)	(865)	(153)	(445)

Financial (expenses) income, net	56	16	25	1

Net Loss and Total Comprehensive Loss	(635)	(849)	(128)	(444)

Loss per share:

Basic and diluted net loss per common stock	(0.00)	(0.02)	(0.00)	(0.01)

Weighted average number of shares of common stock used in calculation of net loss per common share:	112,033,909	38,567,577	112,033,909	52,299,318

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Capital reserve from transaction with related parties	Stock based compensation	Additional Paid in Capital	Accumulated deficiency	Total
	Number	$	$		$	$	$
Balance as of December 31, 2022	112,033,909	1,120	37	182	-	(2,365)	(1,026)

Share base compensation				247			247
Transactions with stockholders (Note 6)			23		-		23
Net Loss						(635)	(635)
Balance as of September 30, 2023	112,033,909	1,120	60	429	-	(3,000)	(1,391)

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.
INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
UNAUDITED
IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Capital reserve from transaction with related parties	Stock based compensation	Additional Paid in Capital	Accumulated deficiency	Total
	Number	$	$		$	$	$
Balance as of June 30, 2023	112,033,909	1,120	50	358	-	(2,872)	(1,344)

Share base compensation				71			71
Transactions with stockholders (Note 6)			10				10
Net Loss						(128)	(128)
Balance as of September 30, 2023	112,033,909	1,120	60	429	-	(3,000)	(1,391)

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Share base compensation	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$	$	$	$	$
Balance as of December 31, 2021	31,549,132	315					110,000	1	15	-	186	(397)	120
Stock based compensation on stock options granted to a service provider	2,242,509	23									42		65
Effect of reverse recapitalization transaction	11,333,764	113	453	-	250	-					(173)		(60)
Conversion of preferred share of common stock	66,000,000	660					(110,000)	(1)			(55)	(604)	-
Share base compensation										58			58
Transactions with stockholders (Note 6)									16				16
Net Loss												(849)	(849)
Balance as of September 30, 2022	111,125,405	1,111	453	-	250	-	-	-	31	58	-	(1,850)	(650)

*	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Shares of Common Stock		Preferred Stock A		Preferred Stock C		Preferred Stock D		Capital reserve from transaction with related parties	Share base compensation	Additional Paid in Capital	Accumulated deficiency	Total
*	Number	$	Number	$	Number	$	Number	$	$		$	$	$
Balance as of June 30, 2022	45,125,405	451	453	-	250	-	110,000	1	25	-	55	(802)	(270)
Conversion of preferred share of common stock	66,000,000	660					(110,000)	(1)			(55)	(604)	-
Share base compensation										58			58
Transactions with stockholders (Note 6)	-	-							6			-	6
Net Loss	-	-									-	(444)	(444)

Balance as of September 30, 2022	111,125,405	1,111	453	-	250	-	-	-	31	58	-	(1,850)	(650)

*	Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the reverse recapitalization transaction (refer to Note 1). The accompanying notes are an integral part of the financial statements.

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

IN THOUSANDS U.S. DOLLARS

	Nine Months ended September 30
	2 0 2 3	2 0 2 2
	$	$
Cash flows from operating activities:
Net loss	(635)	(849)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	12
Stock based compensation	247	58
Increase (decrease) in operating lease liabilities	4	(6)
Share-based compensation on stock options granted to a service provider	-	65
Exchange rate differences from stockholders’ loans	(16)	(6)
Accrued interest from stockholder loans from a major stockholder	23	16
Decrease (Increase) in trade account receivable and other receivables	18	(48)
Increase in trade accounts payable and other account payables	129	404
Decrease in other liabilities	(2)	(3)
Decrease (increase) in inventory	(57)	8
Net cash used in operating activities	(275)	(349)

Cash flows from investing activities:
Purchase of property and equipment	(1)	(26)

Net cash used in investing activities	(1)	(26)

Cash flows from financing activities:
Short-term credit	173	11
Loans received from a major stockholder	49	-

Net cash provided by financing activities	222	(11)

Decrease in cash and cash equivalents	(54)	(386)

Cash and cash equivalents at beginning of period	55	471

Cash and cash equivalents at end of period	$1	$85

Non-cash activities:
Intangible assets recognized with corresponding other liability	-	6
Reverse recapitalization effect on equity	-	(60)

The accompanying notes are an integral part of the financial statements.

MANUKA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- DESCRIPTION OF BUSINESS AND GENERAL

A. Manuka, Inc., formerly Artemis Therapeutics Inc. (the “Company”) was originally incorporated under the laws of the State of Nevada, on April 22, 1997. Based on the lack of business activities since January 10, 2019, the Company was classified as a “shell” company as defined by the SEC.

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

On May 18, 2023, the Company (formerly known as Artemis Therapeutics, Inc.), filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the State of Delaware Division of Corporations to change its corporate name to Manuka, Inc.

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

As of September 30, 2023, the term Company refers to Manuka, Inc. as adjusted, to reflect the financial statements of Manuka Ltd.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Accounting principles:

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of the SEC regulations. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed)

These financial statements and accompanying notes should be read in conjunction with the 2022 consolidated financial statements and notes thereto included.

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

NOTE 3 - INVENTORIES

Composition:

(USD in thousands)	September 30,	December 31,
	2 0 2 3	2 0 2 2
Raw materials	51	24
Finished goods	53	23
	104	47

NOTE 4 - LEASES

On August 10, 2021, the Company entered into an operating lease agreement for its office, which originally was to end in 2022. The lease agreement was for one year starting in October 2021 with two options to extend the lease by an additional one year for each option until September 30, 2024. On October 1, 2022, the Company exercised the first option to extend the lease for another year. During the third quarter of 2023, the Company decided not to exercise the second option to extend the lease for another year and ended the lease agreement on September 30, 2023. As a result, the remain lease right of used asset and liability were fully derecognized the difference was recognized in profit and loss.

A. The components of operating lease costs were as follows:

	Nine Months ended September 30
(USD in thousands)	2 0 2 3	2 0 2 2
Operating lease cost	17	16
Total lease costs	17	16

B. Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
(USD in thousands)	2 0 2 3	2 0 2 2
Operating lease right-of-use assets	-	37
Operating lease liabilities, current	-	19
Operating lease liabilities, long-term	-	15
Weighted average remaining lease term (in years)	-	1.75
Weighted average discount rate	-	7.85%

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

B. Stock Option:

On January 19, 2022, the Company entered into an agreement with a services provider according to which the Company granted the services provider options to purchase 2.25% of the Company’s issued and outstanding shares of common stock with exercise price equal to the par value of the shares. The stock option will be fully exercisable a moment before the closing date of the Share Exchange Agreement and can be exercised no later than the closing date. On June 30, 2022, the services provider exercised the stock option and as a result of the Share Exchange Agreement, was issued 2,242,509 shares of common stock of the Company.

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

A summary of the Company’s option activity related to options to employees and directors, and related information as of September 30, 2023, is as follows:

	For the nine months ended
	September 30, 2023
	Number of stock options	Weighted average exercise price	Aggregate intrinsic value
Outstanding at beginning of period	370,014	0.0624	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

Outstanding at end of period	370,014	0.0624	-
Options exercisable at period end	185,007	0.0624	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair market value of the Company’s shares on September 30, 2023, multiplied by the number of in-the-money options on those dates) that would have been received by the option holders had all option holders exercised their options on those dates.

Compensation expense recorded by the Company in respect of its stock-based employees and directors compensation awards in accordance with Accounting Standards Codification 718-10 for the nine months ended September 30, 2023, amounted to $247 thousand.

As of September 30, 2023, there was $429 thousand of total unrecognized compensation costs related to non-vested options. The costs are expected to be recognized over a weighted average period of a year and nine months.

NOTE 6 - RELATED PARTY BALANCES AND TRANSACTIONS

During 2020, 2021 and 2022, and the nine months ended on September 30, 2023, the founder of Manuka Ltd., Mr. Shimon Citron, a director, Chief Executive Officer and a major stockholder, provided the Company with several loans at an aggregate amount of $318 thousand as of September 30, 2023. The loans bear no interest and are linked to the Israeli Consumer Prices Index. The repayment date has not been determined.

The Company considered whether the loans it received from its major stockholder are beneficial and hence such benefit should be recorded in capital reserve from the transaction with a related party.

The Company estimated the value of the benefit as the difference between the interest rate stipulated in the contract and the interest rate commensurate with such loans expected in an arms-length transaction (inclusive adjustment to the size of the loan and the fact that it is unsecured, which the Company’s management considers being the best estimate of the Company’s interest rate close to the date of receiving loans from a stockholders). Accordingly, as a result of the fact that the stockholder’s loan bears no interest and with no maturity date, the benefit is determined each year at the beginning of the year, as the discount of the loans at the effective interest rate (determined above) determined to be approximately 8.85%. The benefit for the nine months ended September 30, 2023 and 2022 were $23 and $16 in thousand, respectively.

A. Balances with related parties:

	September 30,	December 31,
(USD in thousands)	2 0 2 3	2 0 2 2
Long-term Loan from a related party	318	236
Trade account payables (*)	453	433

B. Transactions with related parties (unaudited):

	Nine Months ended September 30
	2 0 2 3	2 0 2 2
(USD in thousands)
Management fees to a major stockholder	49	34
Sales and marketing (*)	139	294
Interest on loans from a major stockholder	23	16
Stockholder’s Salaries	43	66

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

On March 6, 2022, we signed the Share Exchange Agreement with Manuka, pursuant to which Manuka became our wholly owned subsidiary. Since its inception, Manuka’s business activities primarily consisted of developing and distributing supplements aimed at the beauty and skincare markets, and developing and manufacturing skincare products based on New Zealand’s Manuka honey and bee venom, among other natural ingredients. All of Manuka’s products are marketed and sold solely on its website. Manuka’s skincare products are manufactured in Israel. The transactions contemplated by the Share Exchange Agreement closed on June 30, 2022 (the “Closing”) and following the Closing, we adopted the business of Manuka.

Pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding shares of Manuka (the “Manuka Shares”) from Manuka’s shareholders in exchange for an aggregate amount of 33,791,641 shares of common stock (including 2,242,509 shares issued to a service provider) and 110,000 shares of our Series D Preferred Stock (convertible into 66,000,000 shares of our common stock) (collectively, the “Consideration Shares”), such that Manuka’s shareholders held, immediately following the Closing, eighty-nine percent (89%) of our issued and outstanding share capital (including and assuming the full conversion of the Series D Preferred Stock).

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

On November 16, 2023, we announced that we retained ACP Capital Markets LLC to assist us in exploring strategic alternatives focused on maximizing stockholder value. Strategic alternatives being evaluated include the sale of all or part of the Company, merger or reverse merger. There can be no assurance that this process will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful. The Company does not expect to provide incremental updates during the evaluation process unless and until the Company’s Board of Directors has concluded that disclosure is appropriate or required.

THREE MONTHS ENDED SEPTEMBER 30, 2023, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenues. During the three months ended September 30, 2023, we generated revenues of $176 thousand, compared to $118 thousand for the three months ended September 30, 2022. The reason for the increase in revenues for the three months ended September 30, 2023, was mainly due to the deployment of seven products, an increase in our marketing and sales efforts, as well as an increase in sales, particularly to repeat customers.

Sales and Marketing Expenses. During the three months ended September 30, 2023, we had sales and marketing expenses of $116 thousand compared to $269 thousand for the three months ended September 30, 2022. The decrease in our sales and marketing expenses for the three months ended September 30, 2023, was mainly due to management’s decision to reduce expenses.

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2023, which consisted primarily of professional services, salaries, and stock-based compensation amounted to $204 thousand, compared to $290 thousand for the three months ended September 30, 2022. The decrease in the general and administrative expenses for the three months ended September 30, 2023, was mainly due to the reduction of professional expenses.

Financial Expense. For the three months ended September 30, 2023, we had financial income, net of $25 thousand, compared to financial income of $1 thousand for the three months ended September 30, 2022. The reason for the increase in financial expenses for the three months ended September 30, 2023, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $128 thousand for the three months ended September 30, 2023, as compared to a net loss of $444 thousand for the three months ended September 30, 2022. The reason for the decrease in net loss was mainly due to management’s decision to reduce expenses until additional funds are raised or an improvement in cash flow.

NINE MONTHS ENDED SEPTEMBER 30, 2023, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenues. During the nine months ended September 30, 2023, we generated revenues of $556 thousand, compared to $195 thousand for the nine months ended September 30, 2022. The reason for the increase in revenues for the nine months ended September 30, 2023, was mainly due to deployment of seven products, an increase in our marketing and sales efforts, as well as an increase in sales, particularly to repeat customers.

Sales and Marketing Expenses. During the nine months ended September 30, 2023, we had sales and marketing expenses of $534 thousand compared to $465 thousand for the nine months ended September 30, 2022. The increase in our sales and marketing expenses for the nine months ended September 30, 2023, was mainly due to our efforts to increase our sales and generate new customers.

General and Administrative. Our general and administrative expenses for the nine months ended September 30, 2023, which consisted primarily of professional services, salaries, and stock-based compensation amounted to $662 thousand, compared to $570 thousand for the nine months ended September 30, 2022. The increase in the general and administrative expenses for the nine months ended September 30, 2023, was mainly due to an increase in share-based compensation expenses.

Financial Expense. For the nine months ended September 30, 2023, we had financial income, net of $56 thousand, compared to financial income of $16 thousand for the nine months ended September 30, 2022. The reason for the increase in financial expenses for the nine months ended September 30, 2023, was due to changes in exchange rates and translation differences.

Net Loss. We incurred a net loss of $635 thousand for the nine months ended September 30, 2023, as compared to a net loss of $849 thousand for the nine months ended September 30, 2022. The reason for the decrease in net loss was mainly due to management’s decision to reduce expenses until additional funds are raised or an improvement in cash flow.

LIQUIDITY AND CAPITAL RESOURCES

We had $1 thousand in cash on September 30, 2023, compared to $85 thousand in cash on September 30, 2022. Cash used by operations for the nine months ended September 30, 2023, was $275 thousand as compared to $343 thousand for the nine months ended September 30, 2022. The reason for the decrease in cash is that we are operating our business at a loss, that follows a reduction in expenses and a decrease in current liabilities.

Net cash provided by financing activities was $222 for the nine months ended September 30, 2023, as compared to net cash provided by financing activities of negative $11 thousand for the nine months ended September 30, 2022. The increase is mainly due to increasing short-term loans from banks to finance our current activities, as well as a loan provided to us by a major stockholder.

Cash Flows

	Nine months ended September 30
	2 0 2 3	2 0 2 2
(USD in thousands)	$	$
Cash flows from operating activities:
Net loss	(635)	(849)
Net cash used in operating activities	(275)	(349)
Cash flows from investing activities:
Net cash used in investing activities	(1)	(26)
Cash flows from financing activities:
Net cash provided by financing activities	222	(11)
Cash and cash equivalents at beginning of period	55	471

Cash and cash equivalents at end of period	1	85
Non-cash activities:
Intangible assets recognized with corresponding other liability	-	6
Reverse recapitalization effect on equity	-	(60)

Net cash used in operating activities

Net cash used in operating activities was $275 thousand for the nine months ended September 30, 2023, a decrease of 21%, compared to $349 thousand used in operations for the same period in 2022. The cash used in operations decreased mainly due to results from a decrease in the loss that follows a reduction in expenses and a decrease in current liabilities as well as an increase in inventory.

Net cash used in investing activities

Net cash used in investing activities was $1 thousand for the nine months ended September 30, 2023, a decrease of $25 thousand, compared to $26 thousand for the same period in 2022. Cash used in investing activities decreased mainly due to a decrease in fixed assets (purchase of property and equipment) during the six months ended September 30, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $222 thousand for the nine months ended September 30, 2023, compared to negative $11 thousand net cash provided by financing activities during the same period in 2022. The increase in financing activities is mainly due to an increase in short-term bank credit and a loan from major stockholder.

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

For nine months ended September 30, 2023, and nine months ended September 30, 2022, the rate of inflation in Israel was 2.86% and 4.29%, respectively. The U.S. dollar exchange rate in Israeli Shekels increased in value by approximately 8.67% as of September 30, 2023, and 13.92%, respectively, as of September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of the Chief Financial Officer, we evaluated our disclosure controls and procedures. Based on the evaluation, and as a result of the material weaknesses described below, the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished with this Report:

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and 15d-14(a).*

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders Equity, (iv) the Interim Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail.*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANUKA, INC.

Date: November 20, 2023	By:	/s/ Shimon Citron
	Name:	Shimon Citron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ David Dana
	Name:	David Dana
	Title:	Chief Financial Officer (Principal Financial Officer)